Form 10-K
period 1994-12-31
DAXOR CORP
filed 1995-04-18
CIK 27367

_____________________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               Form 10-K
                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR THE FISCAL YEAR ENDED                         COMMISSION FILE NUMBER
  December 31, 1994                                      0-12248

                            Daxor Corporation
             (Exact name of Registrant as specified in its charter)

          New York                                13-2682108
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)               Identification Number)

                              350 Fifth Avenue
                                 Suite 7120
                           New York, New York  10118
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (212) 244-0555

           Securities registered pursuant to Section 12(b) of the Act:
                      Common Shares, $.01 par value
                             (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes (X)             No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]


As at March 28, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 12,405,494. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $ 6.75.


The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 28, 1995: 5,067,630 shares.


Documents incorporated by reference: The information required by Part III is incorporated by reference from the proxy statement for the 1994 Annual Meeting of Shareholders.

PART I.
Item 1.  Business

Daxor Corporation, (the "Company") was formed in 1971 to develop Cryopreservation technology (freezing techniques) for human semen. The Company's Idant Laboratory division ("Idant") is engaged in the sale to physicians of frozen semen for use in artificial insemination. The semen is obtained from third-party donors who are anonymous to the recipients. The donors are recruited and screened by Idant with their physical characteristics matched to the extent practicable to the needs of the recipient. Idant also offers its "sperm bank" storage facilities for use by men undergoing vasectomies and patients undergoing chemotherapy and radiation treatment, who are in danger of becoming sterile. This division also provides fertility testing services and is engaged in researching techniques for improving human fertility through the use of artificial insemination and assisted reproductive technology. The Company maintains the largest human sperm bank in the U.S.

In 1985, the Company established the first facility in the United States for long-term autologous (self-storage) blood banking. The Company began exploring the possibility of long-term storage of blood utilizing freezing technology in 1974. However, market surveys indicated that the public underappreciated the risk free alternative of autologous blood banking because of a misperception that the traditional blood banking system was safe despite evidence that there were many risks from blood transfusions. The blood banking industry is a group of for-profit and not-for-profit corporations whose total revenue is estimated to exceed three billion dollars. These groups have a large financial stake in the continuity of the current system and have opposed the creation of autologous blood banks.

Utilizing cryobiology technology, blood has been shown to be capable of being stored for up to 20 years. The present donor systems of blood transfusions presents risks to those individuals receiving blood, a risk which can be avoided by utilizing one's previously stored blood. There are approximately 12,000,000 blood transfusions administered annually. One third of the blood utilized is imported because of severe shortages. At the present time, an individual has a 1-in-50 chance of contracting hepatitis from transfused blood and a much smaller but still real risk of contracting AIDS. Autologous storage of blood protects an individual against these and other multiple problems associated with transfusions. The concept that the "safest blood is one's own" is specifically endorsed by the American Medical Association, a committee of the National Institute of Health, and transfusion committees of multiple hospitals.

The Company, in early 1987, completed successful testing of a medical instrument to measure human blood volume, the BVA-100. The instrument utilizes an isotope which is injected into a patient from whom blood samples are drawn at timed intervals. The instrument provides an accurate and rapid measurement of the total volume of blood in the human body. The technique currently employed takes 4-8 hours and is rarely performed in most hospitals. The BVA-100 will provide preliminary results within 20 minutes and complete results within 35 minutes. The instrument will also calculate the normal blood volume of a specific individual. It will, for example, provide a very accurate measurement of the amount of blood lost by a patient during surgery. Current methods of estimating blood loss are frequently inaccurate, and many have errors as large as 35%. At the present time, there is no similar instrument on the market. The instrument will require the use of a separate kit which will require FDA approval. The isotope in the kit has previously been specifically approved by the FDA for the measurement of blood volume. The Company will be filing additional patent applications for the kit which is used in conjunction with the instrument. To date over 300 patients have had their blood volumes measured utilizing these measurement techniques. The repeatability of the test is estimated to be +/- 2%. In 1991, the Company received a U.S. patent for the Blood Volume Analyzer itself and is the first U.S. patent issued for an instrument which successfully measures the total amount of blood in the human body. In November 1992, the company received a European patent for its Blood Volume Analyzer covering 12 countries. Patents in Japan are pending.

The Company had expected approval of its blood volume analyzer in 1988. Approval has been delayed due to the unavailability of Albumin I-131, the isotope used for the test. Squibb, was the only U.S. F.D.A. approved manufacturer who was producing the isotope, transferred its license to Iso-Tex Diagnostics. In 1989, Iso-Tex was required to undergo F.D.A. clearance for its manufacturing process. Approval was expected within 2 years but instead has resulted in a prolonged approval process for the Company's Blood Volume Analyzer. Since 1990, the Company has had approval from the New York City Department of Health to handle radioisotopes at its central facility.

In 1993, the Company undertook a search to locate a former manufacturer of Albumin I-131 who might be willing to sell their New Drug Application (NDA) to Daxor or provide the right of reference to the NDA. An NDA is required whenever a new manufacturer undertakes to manufacture a product, even if that product has already been approved by the FDA for other manufacturers. The transfer of an NDA, or the right of reference to the NDA, enables another manufacturer to produce the product according to the original NDA specifications. The new manufacturer, after providing documentation to the FDA that the product is being manufactured according to FDA standards and specifications, does not have to undergo the clinical testing ordinarily required of a completely new product.

In March, 1994, the Company announced that it had obtained the right of reference to the NDA from two pharmaceutical companies that formerly manufactured Albumin I-131. Daxor has been in continuous communication with Iso-Tex Diagnostics in connection with its application for approval of its Texas facility for Albunmin I-131. We believe that an attempt is being made to facilitate the approval process for this isotope.

In March 1995, the company acquired a 35.2% ownership of U.S. Cryobanks of Florida in exchange for sharing its freezing technology for semen banking and blood banking. U.S. Cryobanks is located in Altamonte Springs, a suburb of Orlando will utilize design concepts from Daxor's New York City facility for continued blood and semen storage.


BLOOD BANKING

In December 1985, Daxor received the first FDA registration in the U.S. for long- term frozen autologous blood banking. The Company has had research interests in the cryobanking of blood for over 15 years. The current donor system of blood banking exposes a transfusion recipient to the dangers of infections such as AIDS and hepatitis. There are over 100,000 cases of hepatitis from transfusions annually despite testing, of which 25-50,000 develop into major illnesses.
The current system of AIDS screening does not completely eliminate AIDS carriers as donors; it only reduces the risk of an AIDS carrier donating blood. Other viral diseases are also transmitted via blood transfusion and are not detected by current screening methods. Blood matching of minor subtypes is never done and an individual has less than one chance in 100,000 of receiving a perfect match from an unrelated stranger. Approximately 5% of all transfusions result in transfusion reactions.

Compounding the risks of infection, and other complications, is the frequent withholding of blood from severely anemic patients by their physicians because of these known risks of transfusion. It is common medical practice to replace the first three pints of lost blood with three pints of sterile water or the equivalent. This problem has not been brought to public attention, but is widely known among physicians who have treated patients who have lost blood. The number of patients who suffer major complications, including sudden death, from undertransfusion is unknown but significant.

These complications and problems can be avoided by autologous (self-storage) of blood by individuals. The Company believes that a considerable educational process will be required to establish the desirability of autologous blood storage and to overcome opposition to any change in the current blood banking system from established tax-exempt (non-profit) and profit-making entities who have great financial stakes in insuring the continuity of the present donor system. The Company views its entry into this field as a major long-term commitment. The current blood banking system is a monopoly, or semi-monopoly, in most areas and is controlled by tax-exempt organizations. One such non- taxpayer had "excess revenues" (i.e. profits) in excess of 50 million dollars in a recent year. These organizations, while maintaining a public posture of altruism, have been very aggressive in trying to maintain a monopoly on the supply of blood resources and the income derived from these blood banking activities.

Under the present system, it is a common practice to fractionate or separate blood into red blood cells, platelets, and plasma. Plasma contains the clotting elements of blood plus antibodies. Sometimes patients continue to bleed because they are transfused with red cells and salt water and no clotting factors. This can cause the patient to require even more transfusions than if they had been initially transfused with whole blood. Anyone who bleeds loses all of these components simultaneously. However, they regularly receive only partial replacement. As a result, when a patient receives complete replacement of one pint of blood, for example, he could receive red cells from one donor, platelets from another donor and plasma from yet another donor. A patient who requires complete replacement of 3 units of whole blood could be exposed to 9 different donors, each of whom is capable of transmitting an infection such as AIDS or hepatitis. The Red Cross and others have claimed that directed donation (i.e. a donation from a known source) is not safer than blood from an unknown source. Under the system that Idant is implementing, directed donations will be far safer - in the example cited, the risk of infection drops from approximately 4% to less than 1/2%. This is because instead of having 9 donors the recipient would receive 3 units of whole blood from one donor. In addition, the risk of sensitization which increases with each donor would also be reduced by the same amount when blood from a single donor is used.

Another major problem addressed by Daxor's program is the severe shortage of blood. At the present time, 1/3 of the blood and blood products used in the New York region are imported from Europe, Mexico and other parts of the world. France and Germany have been rocked by blood banking scandals in which AIDS contaminated blood was transfused despite knowledge by officials that the blood was dangerous. In France, senior blood banking officials have been sentenced to jail terms. The shortage of blood compounded by the risk from blood transfusion have made it a common practice to replenish individuals who have lost as much as 3 pints of blood with only water. In some cases individuals who have lost as much as 4 pints of blood are replaced only by water. The human body, depending on its size, holds only 7 to 12 pints of blood. The practice of replacing blood with salt water, widely known to physicians, is almost unknown to the public at large. This practice of replacing blood with water leads to a significant number of unreported heart attacks, strokes, and sudden deaths every year.
Some patients who receive salt water instead of blood develop a condition called pulmonary edema, where their lungs fill up with water. Patients who develop these complications rarely have their complications attributed to the severe undertransfusion they have received. In the case of sudden death, the autopsy will reveal the heart attack or stroke which will usually be listed as the cause of death instead of the real cause, which is inadequate replacement of blood. Blood volume depletion is very difficult to prove as a cause of death. In animals bled experimentally, death comes rapidly and with almost no warning as the brain is deprived of blood, with sudden loss of consciousness followed by sudden death. The practice of keeping patients, including elderly patients, severely blood-depleted, would end if a safe and adequate source of blood were available.

The Company plans to develop a nationwide network of autologous blood banks. This would possibly eliminate the shortage of blood, and the blood would be virtually AIDS-free and would be markedly less likely to transmit infection than the current system of donor blood transfusion.

In 1988, the use of autologous blood was encouraged by increasing numbers of hospitals. These programs, however, are short-term programs in which liquid blood (unfrozen) is kept up to 42 days prior to use. In these programs individuals who face elective surgery are encouraged to store between 2-5 pints of blood in a 5-week period prior to surgery. Some patients are even bled 72 hours prior to surgery. This practice usually results in a patient being operated upon in an anemic (blood-thinned) or blood-depleted state because almost no one is able to replace blood at the rate at which it has been removed. It is generally acknowledged that the more blood-depleted an individual is, the greater the risk of a complication. The decision to operate on individuals in a blood-depleted state is a compromise between increasing the risk of surgery in a blood- depleted state and the risks from donor transfusions. It is significant that the FDA guidelines for donors will not permit blood donations more frequently than once in 8 weeks, except in certain circumstances. These new practices of self donation violate these medical guidelines and may place the patients at greater risk than if non-autologous donors had been used.

Under Daxor's program these risks are eliminated by obtaining blood donation over an extended period of time, instead of days and weeks, so that the donor does not become depleted. Patients undergoing surgery who had stored blood under the Company's program would not begin their surgery in a blood-depleted state as contrasted to patients who had their blood taken just prior to surgery.

In 1991, the Company's president, Dr. Joseph Feldschuh, authored a book entitled "Safe Blood" which was published by the Free Press division of Macmillan Publishers. This book provides a detailed exposition of the problems and risks of the current blood banking system as well as an explanation of the mechanics of a family frozen blood program. The book was specifically written to counter the false and misleading information which is provided to the public by the so- called 'non-profit' blood collecting agencies.

The current blood supply is and has been dangerous because there have been no competitive alternatives to the current monopoly structure.
A blood transfusion is the most intimate contact one can have with another human being. It is more intimate than sexual contact, yet the public has almost no control or choice from whom transfusions are obtained. At the present time only a few states in the Unites States have so called "Safe Blood" acts. These legislative changes provide individuals such basic rights as the right to have access to ones own stored blood as well as the right to choose a donor.

In 1993, a bill had been introduced in New York State to guarantee these rights. It was also lobbied against by New York State blood bank regulators. It was blocked by intensive lobbying efforts of the blood banking industry's representatives. This bill, called the Vellela-Brodsky Safe Blood Act, will be reintroduced. Presently, in New York, a hospital may take a patient's blood prior to surgery and give that blood to another patient without the first patients' permission even if that patient is left blood depleted. Blood banking monopolies are also protected in many states from liabilities by special blood shield laws which often protect them from lawsuits of negligence and their false claims about the safety of their blood supply. The proposed New York State Safe Blood Act, if enacted, will mandate informed consent disclosure of the risks of transfusion and the alternatives available to a transfusion candidate.

Daxor family blood banking programs provide for donor exposure reduction by the following steps: 1) Storage of an individual's whole blood (i.e. both the red blood cells and the plasma). 2) Donor Reduction Program. Utilization of multiple units of frozen blood from a single donor where additional blood is necessary. For example, a person who has stored 2 units of whole blood comprising 2 units of red cells and 2 units of plasma could provide that blood to another individual who would be exposed to only a single donor for the quantity of blood which would currently be directed from four separate donors. 3) Utilization of Quarantined Blood. In 1985, Daxor's Idant Laboratory division was the first sperm bank in the United States to initiate the concept of quarantined sperm to reduce the risk of AIDS and hepatitis. The public is unaware that the current tests for the AIDS virus does not actually test for the virus, but is only a test for the antibodies to the virus which usually take months to appear. A blood or sperm donor recently infected with AIDS therefore will test negative on the standard test, but will be capable of transmitting AIDS to the recipient of the donation. A blood donor receiving a blood product from someone infected with the AIDS virus has almost a 100% guarantee of becoming infected. Some of these people, in turn, will infect other members of their family with the AIDS virus. Elizabeth Glazer is an example of a widely publicized case of a woman who received a single AIDS infected unit of blood and then, in turn, infected two of her children.

To prevent this problem, in 1985, Daxor's Idant laboratory division started the first quarantine in the United States (and possibly the world) for sperm donors whereby a sperm donor's semen was stored for a minimum of six months and the donor retested a second time. Most AIDS infected individuals will develop antibodies within 6 months so that a second negative test would indicate that the six month old semen was AIDS free. This concept was adopted by the American Association of Tissue Banks in 1986, and is now the law in states which regulate sperm banking. In 1987, Idant adopted a similar concept for its blood bank, encouraging individuals to be retested so that their blood would meet the criteria for "quarantined blood". Daxor was the first blood bank in the United States to offer this service. It is the only blood bank in New York State to provide such blood and may possibly be the only facility in the United States providing this type of blood. At the present time, there is a 95% chance that an individual will require a transfusion within one's lifetime. The utilization of autologous storage combined with a family blood program, could reduce the risk of donor exposure by over 90%.

There is an important parallel between sperm banking and blood banking. In the 1970's, Idant was alone in advocating frozen semen in the use in artificial insemination. It was not until the 1980's when the safety and advantages of sperm banks (whereby donors could be properly tested before their semen was released) was appreciated by the general medical community. Today, frozen semen is the standard in the land and the use of untested fresh donor semen is illegal in many states.

To date, privately held blood banking companies focusing primarily on storage facilities have not been profitable. The many factors behind the slow acceptance of the concept have been: 1) Monopoly practices of tax-exempt blood suppliers. 2) The use of exclusive supply contracts between these organizations and their hospitals. Some of these contracts may be in violation of fair trade practices. 3) Enforcement activities of some regulatory agencies which provide extremely difficult entry barriers to innovators wishing to provide competing or alternative services. Some individuals within the regulatory agencies have been openly and aggressively hostile towards
services such as family blood banking which Daxor provides.   The
passage of "Safe Blood" acts by various states is a major step towards protecting the rights of the public. We believe a federal law will provide uniform protection to patients throughout the United States.

It is a goal of the company to develop a network of Family Frozen Blood Banks which will also have sperm banking capabilities throughout the United States. The Company believes that as the public becomes increasingly aware of the deceptions about the safety and inadequacy of current blood transfusion practices, that individuals will seek to provide this essential form of insurance for themselves. The Company expects to make this type of expansion move when blood banking operations move closer to a break-even point. The Company would consider an earlier expansion move if there was reasonable assurance of additional financial backing during a phase when operations would be expected to operate at a deficit. The Company remains mindful of its early years when it opened multiple sperm banking branches with inadequate capital to sustain the branches.

Measurement of Human Blood Volume

The diagnostic data to be provided by the Company's blood volume measurement equipment would be usable by physicians in a variety of medical fields, including critical care, cardiology, pediatrics and surgery, to identify and quantify the amount of blood loss the patient has suffered, to determine the percentage of red blood cells or hemoglobin the patient has lost, and to help to determine the need for continuing treatment. An estimated 12 million blood transfusions per year are performed in U.S. hospitals. The Company believes that, if its blood volume measurement equipment were available in a hospital, it would be feasible for the hospital to routinely perform a blood volume test on every patient for whom a blood transfusion appeared to be indicated. Blood volume measurement would also provide a valuable diagnostic tool in treating certain types of heart and kidney disease. At the present time multiple medical conditions are associated with inadequate blood volume and occasionally excess blood volume.

The ability to accurately measure the quantity or volume of blood in an individual would be expected to be particularly useful in surgical situations. The standard methods of estimating the amount of blood an individual has are called the hematocrit or hemoglobin.
These tests actually measure the thickness of or quantity of red blood cells in an individual's blood rather than the blood volume itself. Blood is composed of cells, primarily red cells for carrying oxygen, white cells for fighting infections, and platelets, small cells used for clotting purposes. The remainder of the blood is called the plasma, which is primarily water in which are suspended the cells with various clotting factors and special blood proteins. When an individual bleeds, the body will attempt to maintain the same total blood volume by the transfer of water from other parts of the body into the circulatory system. This process causes a thinning of the blood called anemia. The thinning process may take hours or many days to occur or may never occur completely. When the blood thinning process has not occurred completely, the hematocrit will overestimate the amount of blood the individual actually has.

The more rapid the blood loss, the less likely the hematocrit will reflect the true picture of the patient's blood volume. For example, an individual who has just donated a pint of blood (usually over a 6-10 minute period) obviously has one pint less blood at the end of the donation than at the beginning. Yet a hematocrit measurement at the beginning and at the end of the donation may be almost unchanged, therefore giving no indication that the individual has just lost a pint of blood. Surgery is a situation in which individuals lose relatively large quantities of blood in a short time. Despite infusion of saline (salt water) and other blood substitutes, the hematocrit is frequently very misleading at the end of surgery as to the quantity of blood lost. Patients may have lost 25 to 35 percent more blood than estimated from hematocrit measurement and the weighing of blood-soaked sponges. Patients losing more than 3 pints may have circulatory collapse when undergoing anesthesia or even the loss of 1-2 pints in an individual with heart disease will have serious consequences.

The Blood Volume Analyzer, BVA-100, will permit patients to have their blood volume measured to within an estimated accuracy of +2% prior to surgery. It will also permit estimates of +5% during surgery within 20 minutes and +2% within 35 minutes.

The instrument will also calculate the normal blood volume for a specific individual. The normal blood volume for an individual is related to a complex interplay of height and weight. The instrument will provide these calculations. The instrument will calculate the deficit or excess of both the red cells and the plasma. The provision of this type of data in the opinion of the Company will provide critical information in a timely fashion not only in surgery but in other conditions such as heart failure and kidney failure.

The Company has developed a special injection kit which is used with the machine for each test. The injection system will be submitted for patent protection. The Company, in 1991, received a U.S. patent on the instrument itself and 12 European patents the following year. The isotope has already been approved for blood volume measurement by the FDA. The instrument could theoretically be used without the kit, but then the user would need several hours for results. In addition, the costs of preparing a kit substitute would most likely be greater to any user than the purchase cost of the kit itself. The cost of a kit to hospitals is estimated to be about 1/5 of the cost which a hospital would charge for the test.

The Company believes that the most significant market for its blood volume measurement equipment consists of the approximately 8,000 hospitals and large clinics in the United States and other hospitals outside the U.S. The Company believes that there is an international market of 10-14,000 potential users of its BVA-100. In addition, many physicians conducting extensive practices in cardiology, radiology or internal medicine might purchase equipment and related test kits for diagnostic use.

The Company plans to demonstrate its blood volume equipment at trade shows across the United States and to market the equipment to the nation's hospitals on both an outright sale and lease basis. The Company will use its own capital to develop lease programs where hospitals will not purchase the equipment, but will commit to use a minimum number of kits per week. This marketing approach has been successfully used by other medical technology equipment manufacturers. The Company may possibly be in a position to market the BVA-100 overseas before final approval in the United States. In addition, the Company may attempt to enter into distribution contracts with one or more large hospital supply companies. The Company will train hospital technicians to utilize its products and expects to supply test kits to users of its equipment on a continuing basis.

The Company will initially manufacture its instrument on a subcontract basis. It plans to establish service centers and currently plans to manufacture its own kits.


Patent and Copyright Protection

The Company in 1991, after a five-year application period, received a United States patent on its blood volume analyzer. This is the only patent ever issued for an instrument dedicated to the measurement of total human blood volume for a specific individual. In 1992, the Company received a European patent covering 12 countries. The instrument is designed to work with a kit to be manufactured by the Company. It is theoretically possible to use the blood volume analyzer without the kit by preparing the reagents used for the test. However, the cost and time for such preparations would be uneconomical and it is unlikely that a purchaser of the instrument would use it without purchasing the reagent kit. The Company is in the process of obtaining patents on a disposable kit specifically designed to be used with the instrument. The Company will apply this year for patent protection on several features of its kit. The Company has explored a number of variations of the kit and recently successfully completed key tests on the final version of the kit.


Idant Laboratory Division

Idant pioneered both the technology and the commercial application of long-term preservation of human sperm for use in artificial insemination. The division provides frozen semen and services to physicians worldwide. As of February 1, 1994, Idant held approximately 60,000 human semen units in long-term storage at its central New York City facility and is in the process of obtaining additional space for expansion purposes. The Company maintains the largest human sperm bank in the U.S. A decrease in the number of adoptable children because of increased birth control and abortion, and favorable publicity received by Idant have contributed to an increase in the number of patients and physicians seeking to utilize donor semen collected and stored by Idant in its sperm banking facilities.

Use of Frozen Sperm for Artificial Insemination by Donors

Idant, in 1985, was the first semen bank to institute an AIDS quarantine period for frozen semen. In 1989, New York State and a number of other states enacted laws requiring sperm banks to freeze and quarantine sperm for a minimum of six months with donors being tested at the beginning and at the end of the six-month period. By storing semen from a large cross-section of sperm donors, Idant can closely match the physical characteristics of the sperm donor (the Company maintains a complete physical description of each donor on file and matches multiple physical characteristics and additional special characteristics sought by the family) to those of the sterile father.
The Company also provides, on request, special screening for rare hereditary recessive genetic traits. The increased likelihood of a child who resembles his recipient father can make the child, who results from artificial insemination, much more psychologically acceptable to the father. In February, 1988, the Centers for Disease Control and the American Fertility Society both officially endorsed frozen semen as the only recommended form of semen for use in artificial insemination.

By eliminating the requirement of immediate donor availability, a physician utilizing frozen semen can more precisely match ovulation and insemination times. In addition, the use of frozen semen may enable a couple to utilize the same donor for future children, regardless of the availability of the donor at the time they desire a future child.

The Company is very selective in its choice of donors and estimates that only 5 - 10 percent of all donors are ultimately accepted as semen donors. Idant recruits these donors from the approximately 130 colleges and schools of advanced learning in the New York metropolitan area and does not accept donors from the public at large. Prospective donors are also screened on the basis of a three-generation family medical history and a battery of over 30 blood tests, including tests for AIDS and multiple forms of hepatitis. All semen specimens are checked for viability of sperm, cultured to insure germ-free condition and screened for various forms of hereditary and metabolic disorders. Idant also screens semen for genetic diseases common to persons of the prospective donor's racial or ethnic background. The Company, upon request, also screens for rare genetic traits. Doctors who use fresh semen face potentially large lawsuits from patients who become infected. Fresh semen always involves the risk of infection.

The FDA is now instituting semen bank regulations and, of course, will outlaw the use of fresh semen, except for very special situations. More importantly, the advent of stringent Federal regulations will work to Idant's advantage as smaller, marginal semen banks find the cost of compliance prohibitive. The effects should mirror the closing of almost two-thirds of the existing semen banks when states enacted their own regulations.


Storage of Sperm for Personal Use

The Company's sperm bank facilities contain stored sperm which should remain viable for many years. Semen stored for almost 20 years, at minus 321 degrees, has shown minimal change (the Company has had documented normal births from semen stored 16 years). The Company's facilities are used by men who, for a variety of reasons, anticipate impairment of their ability to father children and by men who have been found to be marginally fertile. These men may now be able to have children by use of techniques that increase their fertility by treating their sperm to artificially inseminate their partners. The facilities are also used by men who plan to undergo sterilization by vasectomy, but who believe that they might desire children in the future. Artificial insemination using stored sperm is much more effective and less expensive than present techniques of vasectomy reversal. In addition, patients with a variety of diseases, including many types of cancer, store semen prior to undergoing treatment by chemotherapy or radiation. By utilizing cryogenic preservation facilities, these patients, who are frequently in their teens or twenties, will be able to father their own children after treatment despite the high risk of sterility and birth defects associated with treatments. The Company receives referrals for these services from multiple sources, primarily physicians.

Different technologies and methods have been used for freezing semen. Historically, sperm banking had a poor reputation for effective preservation of human semen. However, the Company's preservation techniques and methods overcame the difficulties associated with freezing human semen. Dr. Jack Shuber of Mount Sinai Hospital of Toronto reported almost identical pregnancy rates with frozen semen as with fresh semen based on treatments of 193 patients verifying the effectiveness of Idant techniques. In addition, Dr. I. Ray King of Knoxville, Tennessee, completed an independent study which showed markedly higher pregnancy ratios in artificial inseminations using Idant semen as opposed to semen obtained from competing semen bank. In Dr. King's study, Idant semen produced a 17.5% rate of pregnancy per insemination cycle and a 67.1% cumulative percentage of pregnancies over 11 cycles, as opposed to results of 10.3% and 42.3%, respectively, for its competitor. These results are significant when compared to studies using frozen semen from a variety of sources, which showed pregnancy rates from artificial insemination by thawed donor sperm to be much lower than results of artificial insemination by "fresh" donor sperm. Idant periodically spot-checks its bank storage to test viability of selected specimens of stored semen; results of these spot-checks have shown sperm samples held in excess of 18 years to have almost no loss in viability or change in condition. In fact, successful pregnancies have occurred with such sperm.

A major, recent development has been the ability to achieve pregnancy by injecting a single sperm into a human egg. The fertilized egg is then placed within the uterus. This means that individuals with very low sperm counts may still be able to have their own children.

The Company is engaged in an area which requires a high degree of diligence. The Company utilizes a semen identification and quality control program which has 21 check points for identification and verification from the time the specimen is received from a patient storing his specimen and its eventual use by the patient's wife. A key part of the identification system is a numbering and labeling system in which the patient's specimen receives a unique (used only once) code number. The patient participates in the identification and labeling of his own specimen. This unique number is placed on the patient's aluminum storage canister and on the plastic straw containers which contain the patient's semen. The patient collects his semen in a special container with this code number. The patient's semen is mixed with a cryoprotective agent which prevents damage when the specimen is frozen. There is only a single physical transfer from the collection container to the storage straws. There are a total of 21 check points before the specimen is ready for long-term storage. Idant's system is designed so that the original storage straws can be used directly for insemination. When specimens are shipped to the physician there are an additional five check points with two (2) initial checks at the time of receipt of the specimen. Prior to use the physician should go through another triple check: (a) the shipping documents (b) the tags on the semen holder which contain the patient's code number, his name and social security number and most significantly (c) the plastic straws themselves. In fact patients can participate with their physician in this checking process. Utilized as designed the Idant semen collection system is virtually fool-proof.


Proprietary Technology and Procedures

The Company uses a customized carousel system in its sperm bank storage system. This permits retrieval of specimens from lower levels without removal of upper specimens. Only a few other sperm banks in the U.S. are known to have such a system. Most other banks use a "rack and cane" pull-up system which requires removal of upper specimens from the tank to retrieve specimens at lower levels. In such a bank, a specimen may be exposed to a temperature change of - 321 F (the temperature of the liquid nitrogen) to room temperature of + 78 F more than 100 times during its storage lifetime. This will result in a gradual degradation of the specimen. In the Idant system the specimen remains under liquid nitrogen almost continuously while in storage.

Research into preservation of human sperm has shown that without tightly controlled conditions, a marked drop-off in viability of sperm (i.e., the number of live, active sperm in a sample which could be expected to fertilize an egg) occurs within one to two years of storage. In addition, frequent handling of specimens decreases the viability of sperm. Based on this research, Idant has developed technology and complex procedures designed to minimize exposure of the sperm to the dangers of rise in temperature and handling. For its long-term sperm storage, Idant utilizes a non-patented proprietary technique of staged freezing combined with the use of Cryopreservation agents, prior to storage of the semen in liquid nitrogen at -321oF. Levels of liquid nitrogen in its sperm bank storage tanks are continuously monitored. The liquid nitrogen tanks can maintain their temperature for over one week without additional liquid nitrogen. The Company has five technicians on air call during night hours as back-up for emergencies. The freezing systems do not require electric power for maintenance of temperature levels. In addition, the Company has established and follows a complex procedure for collection, processing and retrieval designed to minimize the handling of specimens. The Company also uses liquid nitrogen in connection with its shipments of sperm as a means of maintaining stable, low temperature. The Company believes that its quality control and strict adherence to shipping, storage and handling procedures designed to minimize the exposure of its stored sperm to changes which would impair viability are major reasons for Idant's recognition in the industry as the major source for effective, viable frozen semen.

Marketing

Idant markets its services directly to physicians, primarily through attendance at medical trade shows and conferences at which its services are described. In addition, Idant offers education seminars in the use of frozen semen and advances in artificial insemination to medical and technical audiences and participates in numerous medical conferences. The Company's work in both semen preservation and blood banking has been featured multiple times on all national television networks as well as international networks and in national magazine and major newspapers.

Consultation, Laboratory Management and Training Program

Daxor provides consultation with regard to the requisite personnel, equipment and facilities for small specialized medical laboratories and offers, on a contract basis, to design, staff and manage such laboratories. Where Daxor provides management services for laboratories on an on-going basis, it employs and supervises laboratory personnel, establishes and maintains procedures and provides other continuing services. On its own premises, Daxor operates a small pathology laboratory which services clients in the medical field.

Competition

There are at least 150 sperm banks in the United States operated by either commercial entities or by academic institutions. The Company believes that increased public awareness of the efficacy of frozen semen stored by it along with recent medical journal articles emphasizing the necessity for careful screening of donors for artificial insemination will result in an increasing use of frozen semen for this purpose. The Company believes that Idant's reputation should give it a competitive advantage over other sperm banks in the United States, although it is anticipated that competition may also increase. Mitigating this increase in competition is the expected fallout in the industry following the inaction of FDA regulations.

Blood Banking services are provided by a broad spectrum of organizations. Approximately one-half of the blood supply used for transfusions is supplied by the American Red Cross and its branches. The other portion is supplied by various other tax-exempt and for-profit organizations. Some hospitals operate their own donor services, but require the services of outside vendors such as the Red Cross for adequate supplies of blood products. The current practice in the blood banking field has been to split blood into various components such as red cells, platelets and plasma, which are then sold as separate units. Components of the plasma are usually sold to pharmaceutical companies which manufacture separate clotting and diagnostic factors. All of these groups are in a highly competitive market in which blood products are sold to multiple end-users and manufacturers. There is a severe shortage of blood and approximately 1/3 of the blood used in the New York region is imported from overseas. The development of a national autologous blood program is viewed as a financial threat by some of these organizations. In addition, there are other companies which have indicated an interest in long-term storage of blood and have started as many as 45 small storage facilities at various sites in the U.S. Many of these have already gone out of business, largely the result of inadequate capitalization. The Company is unaware of any organization which at the present time has a development plan for a national banking system similar to the Company's program. None of the companies currently in the field of frozen autologous blood known to the Company are believed to have more than a relatively short experience in the field of cryobiology, whereas the Company's experience dates from 1971.

The medical technology market is intensely competitive. There are, however, no instruments manufactured or marketed which perform semi-automatic blood volume analysis, such as the BVA-100. The Company believes that its receipt of a United States patent and European patent for its blood volume analyzer provides significant protection against any future potential competition in the blood volume analysis field. The Company believes that its main hindrance to market acceptability will be the need to demonstrate that its blood volume measurement equipment is capable of producing accurate data on a cost effective basis. The Company plans to sell its instrument at approximately $30,000 per instrument. Test kit costs will be modest relative to cost of a transfusion and the critical information derived from the test.


Regulation

Idant Sperm Bank was first licensed by New York City in 1971 and its Blood Bank in 1985. In 1989, Idant's blood bank was temporarily closed for four months after a number of false charges by an inspector of the New York City Department of Health. Following a hearing in the fall of 1989, Idant had its full Blood Bank license restored by the New York City Department of Health. The City inspector primarily responsible for the false charges against Idant took the Fifth Amendment against self-incrimination five times just prior to the hearings being stopped by mutual agreement; he was later dismissed. In January, 1990, the City restored all Idant's licenses and the Company has had its usual good relationship with the City Health Department since that time. The New York State Department of Health unexpectedly removed Idant's state permit in January 1990 just after New York City had restored its blood bank permit. The Company has retained attorneys to obtain full state licensing. The Company believes that the difficulties with the State Department of Health stem from only one or two individuals within the department who have taken inappropriate action against the Company. The Company's president, Dr. Joseph Feldschuh, has been an outspoken critic of the blood banking establishment and has written a book entitled "Safe Blood" published by the Free Press division of the Macmillan Publishing Company detailing deficiencies in the current blood banking system. The Company believes that this is a significant factor behind some of the difficulties that have occurred in obtaining its full licensure. In November 1991, the Company obtained a State license for its sperm banking operations, but still has not received its State blood banking license. The Company recently instituted legal action against the New York State Department of Health in an effort to redress these and other issues. The Company has, for several years, studiously avoided a legal confrontation but is now prepared to vigorously demand these remedies since they are not forthcoming from this regulatory agency on a voluntary basis.
The lack of State licensure currently impedes marketing of its services outside the City. The Company can, however, ship blood out of the city should the need arise - sperm banking services are unaffected. Idant been continuously licensed within New York State by the FDA since 1985. In 1994, the Company is applying for a Federal Interstate blood banking license, which will permit it to routinely ship blood throughout the United States and to develop branches in different states for the shipment and storage of blood.

Idant is subject to regulation by the New York State Department of Health and the New York City Department of Health, including its Bureau of Laboratories. In addition, Idant is subject to federal regulations administered by the Centers for Disease Control in its shipment of semen across state lines. Idant is a fully accredited member of the American Association of Blood Banks. Daxor's blood banks are subject to various regulations of New York State, New York City and the FDA.

The development, testing, production and marketing of medical devices are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act, and may be subject to regulation by similar agencies in various states and foreign countries. The governing status and regulations generally require manufacturers to comply with regulatory requirements designed to assure the safety and effectiveness of medical devices. The key factor behind the delay in the company's Blood Volume Analyzer has been the lack of availability of Albumin I-131.

Employees

On February 1, 1995 the Company had 48 employees.  None of the
Company's employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.




Item 2.  Properties

In February 1992, the Company signed a thirteen year lease for a new facility at the Empire State Building. The initial space was for 6,000 square feet, with option provisions in the lease for up to 24,000 square feet. Future minimum rental payments under this non-cancelable lease are as follows: 1994 - $168,832, 1995-$168,832, 1996 - $168,832, and 1997 - $168,832. The lease also contains CPI escalation clauses. The new facility was completed in July of 1992 and the Company moved in that same month. In March, 1994, the Company provided official notice to the landlord to obtain an additional 1,000 square feet and expressed an interest in obtaining an additional 3,000 square feet of adjacent space.

Satellite laboratories under contract are maintained on the premises of the clinics and surgi-centers of the Company's clients. No rent is charged, and the Company bills clients for consultation and laboratory services as rendered. All equipment used by the Company is owned by the Company.

Item 3.  Legal Proceedings

The Company, as a result of the Resimmo offer in July 1992, has had two class- action lawsuits initiated against it. One group of investors who purchased stock allege, in essence, that Resimmo was non-existent and that the offer was concocted by the Company's President, Dr. Joseph Feldschuh, and Ex-Vice President, Allen Gelb. Dr. Feldschuh had never sold any shares of Daxor in the 18 year period prior to the offer including the period up to the time when the offer was withdrawn by Resimmo. The second action is by a group of investors who sold the stock short and also claim that Resimmo is non-existent but names all officers and a single director. The Company believes there is no merit to these lawsuits.

In 1994, director Stephen Moss who was the only member of the Board of directors who sold any stock suring the period in question, had the charges against him dropped. All other members of the Board and execcutives named, neither bought nor sold stocks.

The Company is considering instituting legal action to countersue the claimants for frivolous claims. The Company feels that the above lawsuits are without merit.

The Company is involved in several proceedings with the New York
State Department of Health relating to its licenses to operate a laboratory and sperm and blood bank. These actions are as follows:

     1.   Idant Laboratories, et al. v. State of New York
Department of Health, et al. (Supreme Court, New York County; Index No 22039/92); Idant Laboratories, et al. v. State of New York Department of Health, et al. (Supreme Court, New York County; Index No. 105052/94. Idant brought suit in these two Article 78 proceedings, now consolidated, challenging as arbitrary and capricious the Health Department's refusal to re-issue Idant's Blood Bank and Clinical Laboratory permit for the permit years in question. These matters are under consideration.

     2. In the Matter of Daxor Corp. as Owner Of Idant Laboratories, (State of New York Department of Health Administrative Tribunal). The Department of Health instituted an administrative proceeding against the Idant Semen Bank in February 1994 asserting violations and seeking fines and revocation of the Semen Bank's provisional licenses. Daxor has maintained that the individuals involved were client depositors storing semen to have their own children, and not donors. Client depositors are usually not required to undergo tests in order to have their own children. Certain state officials have admitted that the charges involving anonymous semen donors with respect to alleged lack of testing were false. This proceeding is ongoing, with hearing dates scheduled in April and May 1995.

     3. Daxor Corp., et al. v. State of New York Department of Health, et al. (Supreme Court, New York County; Index No. 13181/94). Daxor brought this action seeking a declaration that certain State semen bank regulations, including those at issue in the administrative proceeding discussed above, were constitutionally infirm in that are vague, ambiguous and internally inconsistent. Defendants have moved to dismiss the suit; plaintiffs have cross-moved seeking to have defendants' motion converted to one for summary judgement and upon conversion, to have summary judgment granted to plaintiffs. These motions were returnable on March 31, 1995.

     4. Daxor Corp., et al. v. State of New York Department of Health, et al. (Supreme Court, New York County; Index No. 107564/95). Daxor instituted this Article 78 proceeding challenging as arbitrary and capricious the determination of the State Health Department, received by letter dated March 16, 1995, to revoke all of the Daxor entities' existing licenses. Daxor has until July 1995, to respond.

     5. Daxor in August 1993, successfully defended charges by the New york City Health Department against its Clinical Laboratory permit, with the exception of semen analysis permit which was blocked. New York City has never regulated semen banks, but only the State. Daxor is challenging on the grounds that the state pre-empted the City in this area. As of July 1994,the city no longer regulates semen analysis or clinical laboratories and has transferred this function to the state Health Department. This action has been continued on a technical basis by Daxor.

     Daxor intends to file an anti-racketeering (RICO) suit against several members of the New York State Department of Health, as well as other individuals and institutions, for their actions in seeking to obstruct Daxor's blood banking program relating to long term blood storage. Daxor is the only facility in New York State to provide long term frozen blood storage (up to ten years) for individuals and members of their family to store their own blood. Daxor also provides frozen blood from donors who have been tested initially and at the end of a six month period for Hepatitis and AIDS. In contrast, blood from the general donor supply is tested only once and used within weeks. Sperm donors are tested initially and again after six months before their donations are released to recipients.
Similar protection is not available for blood transfusion recipients. The AIDS and Hepatitis viruses may be undetectable for up to six months in infected donors whose blood will test normal and be transfused despite the presence of hidden infection. Daxor also provides multiple units of blood from a single donor, as opposed to receiving the same quantity of blood from multiple donors. Daxor intends to show that there has been a collusive action to prevent these types of safer blood banking services from being offered to the general public. Daxor believes that the false charges against its sperm bank were deliberate and calculated to disrupt and destroy its blood banking activities.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1994.

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters

The common stock is traded on the American Stock Exchange under the symbol DXR.

1993
                                             High          Low
     First Quarter......................     8             6 1/4
     Second Quarter.....................     8 5/8         5 1/4
     Third Quarter......................     7 5/8         5 5/8
     Fourth Quarter.....................     7 3/8         5 7/8



1994
                                             High          Low

     First Quarter......................     8 1/8         5 3/4
     Second Quarter.....................     7 1/2         6
     Third Quarter......................     6 5/8         5 7/8
     Fourth Quarter.....................     6             5 1/2


On March 26, 1995, the Company had approximately 605 holders of record of the Common Stock. The Company believes there are approximately 2500 beneficial holders.

The Company has never paid any cash dividends on the Common Stock and does not intend to do so in the foreseeable future. Any future dividends will be dependent upon the Company's earnings, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA
          The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements and notes thereto, from which these data were derived, included elsewhere in the report.

Selected Operations
Statement Data:
[CAPTION]
                             Year Ended December 31,

                       1994        1993        1992        1991        1990
Operating revenues $ 1,844,418 $ 1,926,415 $ 1,967,588 $ 1,970,325 $ 2,075,449
Dividend income      2,157,735   2,164,691   3,035,478   1,967,930   2,387,727
Gains (losses) on sale
  of investments       584,982     708,407   1,128,650  (3,394,562)  1,400,927
                     ---------   ---------   ---------  -----------  ---------
Total revenues       4,587,136   4,799,513   6,131,716     543,693   5,864,103
                     ---------   ---------   ---------  -----------  ---------
Costs and Expenses:
Operations of
  laboratories       1,016,832     998,401     867,994     867,760   1,010,023
Selling, general and
  administrative     1,585,533   1,309,105   1,137,647     920,932     877,498
Interest expenses, net
  of interest income    11,116     181,353     392,591     577,697     621,150
                     ---------   ---------   ---------  -----------  ---------
Total costs
  and expenses       2,613,481   2,488,859   2,398,232   2,366,389   2,508,671
                     ---------   ---------   ---------   ----------  ---------
Net income or (loss)
 before income taxes 1,973,654   2,310,654   3,733,484  (1,822,696)  3,355,432
Provision for
  income taxes         165,519     160,309     302,424      36,431     425,074
                     ---------   ---------   ---------   ---------   ---------
Net income         $ 1,808,135 $ 2,150,345 $ 3,431,060 $(1,859,127) $2,930,358
                     =========   =========   =========   =========   =========
Weighted average
  number of shares
  outstanding        5,122,188   5,154,955   5,179,305   5,245,363   5,271,510
                     ---------   ---------   ---------   ---------   ---------
Net income per common
  equivalent share     $0.35        $0.42      $0.66     ($0.35)        $0.56
                     =========  ==========   ==========  =========    =========

Selected Balance
Sheet Data:                      Year Ended December 31,

                   1994        1993        1992          1991         1990
Working capital  $28,739,806 $23,966,425 $20,586,020  $18,976,739  $20,837,728
Total assets      35,012,638  29,112,282  32,634,921   29,205,570   32,082,191
Total liabilities  5,813,458   4,681,643  10,339,973   10,107,865   11,097,901
Shareholders'
    equity        29,199,180  24,430,639  22,294,948   19,097,705   20,984,290
Return on equity*    7.40%       9.64%       17.97%      (8.85%)       16.08%

* Return on equity is calculated by dividing the Company's net income for the period by the shareholders' equity at the beginning of the period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL



Idant Laboratories contributed 82%, 82% and 81% of operating revenues in 1994, 1993 and 1992 respectively with the remainder coming from contract laboratory work. The Company has been injured by false claims by New York State Health Department Officials concerning its anonymous semen donor program. The Company has had a slight decrease in its revenues because of increasing competition in the sperm banking field and the lack of significant revenues from its autologous blood bank. The Company has encountered intense obstruction from some elements of the blood banking community in its efforts to expand the concept of autologous blood banking. In addition, the obstruction by some elements of the regulatory agency in New York State have also had an effect in lowering operating revenues. The Company is planning a vigorous marketing campaign when
all its licensure problems are resolved.   Management anticipates a
return of the upward trend in operating earnings based upon favorable publicity, aggressive marketing, and the recovery of the nation's economy. The Company in 1995, acquired a 35.2% interest in U. S. Cryobanks in Altamonte Springs, Florida, a suburb of Orlando.

YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO DECEMBER 31, 1993
Total revenues were $4,587,135, down from the $4,799,513
reported in 1993.  Dividend   income earned on the Company's
securities portfolio was $2,157,735, a decrease from the
$2,164,691 reported in 1993.  Gains on the sale of investments were
$708,407 in 1993 as      compared to $584,982 in 1994.  Net income
before income taxes was $1,973,654 vs.  $2,310,654  in 1993.

YEAR ENDED DECEMBER 31, 1993 AS COMPARED TO DECEMBER 31, 1992

Total revenues were $4,799,513, down from the $6,131,716
reported in 1992.  Dividend income earned on the Company's securities
portfolio was $2,164,691, a     decrease from the $3,035,478 reported
in 1992. Gains on the sale of investments of $ 1,128,650 in the prior year were replaced by gains of $708,407. Net income before income taxes was $2,310,654 vs. $3,733,484 in 1992.


LIQUIDITY AND CAPITAL RESOURCES

The Company's management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

The Company continues to maintain its diversified securities portfolio comprised primarily of high-yielding electric utility preferred and common stocks. The income derived from these investments has helped to offset increases in operating, selling and general and administrative expenses and thus to maintain our fees at a competitive level. The portfolio also provides for the availability of funds as needed for new projects and the expansion of existing sources of revenue.

At December 31, 1992, the Company's short term debt was
$10,339,973 vs. $4,681,643 in 1993      and $5,813,458 in 1994.  At year
end 1992, shareholders' equity was $22,294,948.  At year    end 1993,
the Company had shareholders' equity of $24,430,639.  At year end
1994,     shareholders' equity was $29,199,180.  Shareholders'
equity has thus increased $6,904,232    over the two year period
from year end 1992.

Net unrealized holding gains on available-for-sale securities
are not reflected in     shareholders' equity.  The sum of
shareholders' equity and net unrealized capital gains on    available
for sale securities in 1994, is $32,669,608.

The blood volume instrument is in the last stages of testing prior to receiving FDA approval. Production by a subcontractor has been provided for, and there are sufficient funds available for its manufacturing and marketing when the approval is forthcoming. The Company has been blocked from proceeding towards approval of its Blood Volume Analyzer because of the lack of availability of an FDA approved supplier of Albumin I-131. In early 1994, the Company acquired the rights of reference to FDA-approved NDA's from two former manufacturers of Albumin I-131. The Company may become a manufacturer of the isotope and subcontract part of the process. The strategy of subcontracting vs. full scale manufacturing will result in significant cost savings. The Company believe from recent conversations with Iso-Tex Diagnostics of Texas that they will receive the necessary licensure soon. This would enable the Company to complete the final testing on the BVA-100.

A comprehensive national network of autologous blood banks is still in the offing, pending the outcome of ongoing negotiations with interested parties. Should these plans proceed as expected, the Company might require additional financing to sustain such operations until they become profitable, although present capital is sufficient for the initial phases.

Year end 1994, finds the Company in a satisfactory financial position with adequate funds available for its immediate anticipated needs. However, should the opportunity arise for the Company to proceed with its planned expansion as a nationwide network of blood banks, there would be a need for additional capital.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the schedules listed on the index to Financial Statements and Schedules are filed with and as part of this report.


Item 9.DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

PART III.
In connection with the 1995 Annual Meeting of Shareholders of Registrant, Registrant intends to furnish shareholders with proxy materials which set forth the information required by Items 10, 11, 12, and 13 of Part III. Copies of such material will be duly filed with the Securities and Exchange Commission pursuant to rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV.

Item 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES,
EXHIBITS, AND REPORTS ON FORM 8-K

     (a)  Financial Statement, Financial Statement Schedules and
Exhibits filed.
          1. Financial statements and schedules shown by index on page 21.

     (b) DAXOR filed no current reports on Form 8-K during the last quarter of the fiscal year ending December 31, 1994.

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DAXOR CORPORATION



by:

/s/ Joseph Feldschuh M.D.
Joseph Feldschuh, M.D.
Chairman, President
 and Chief Executive Officer


Dated: 3/30/95

Pusuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                       Date

/s/ Joseph Feldschuh MD      President and Director         March 30, 1995
Joseph Feldschuh, M.D.       (Principal Executive Officer)

/s/ Octavia Atanasiu
Octavia Atanasiu             Corporate Treasurer            March 30, 1995
                             Accounting Supervisor
                             (Principal Financial Officer)
Board of Directors:

     Name                            Title
Dr. Joseph Feldschuh         Chairman, President & CEO
Steven Moss Ph.D             Director
James Lombard                Director
Martin Wolpoff               Director
Veronica Schwendemann        Director




SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DAXOR CORPORATION
by:  /s/ Joseph Feldschuh M.D.
Joseph Feldschuh, M.D.
President and Chief
Executive Officer
Chairman of the Board
Dated:     March 30, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                       Date

/s/ Joseph Feldschuh         President and Director          March 30, 1995
Joseph Feldschuh, M.D.       (Principal Executive Officer)


/s/ Hermogena O. Fajardo     Vice President                  March 30, 1995
Hermogena O. Fajardo


/s/ Veronica Schwendemann    Director                        March 30, 1995
Veronica Schwendemann


/s/ James Lombard            Director                        March 30, 1995
James Lombard

Board of Directors:
     Name                        Title
Dr. Joseph Feldschuh       Chairman, President, & CEO
Stephen Moss               Director
James Lombard              Director
Martin Wolpoff             Director
Veronica Schwendemann      Director

DAXOR CORPORATION


Item 14(a) (1).   Index to Financial Statements


The following statements and schedules of Daxor Corporation are submitted herewith:





                                                                          Page

Report of Independent Accountants...................................      F-1

Consolidated Financial Statements as at December 31, 1994 and 1993
  and for the three years ended  December 31, 1992
     Consolidated Balance Sheets....................................      F-2
     Consolidated Statements of Income..............................      F-3
     Consolidated Statements of Shareholders' Equity................      F-3
     Consolidated Statements of Cash Flows..........................      F-4

Notes to Financial Statements.......................................      F-5

Schedule I - Marketable Securities - Other Investments - Year ended
  December 31, 1994.................................................      F-9

Schedule IX - Short-term Borrowings - Years ended December 31, 1994
  1993, and 1992....................................................      F-9

Schedule X - Supplementary Income Statement Information -
Years ended December 31, 1994, 1993, and 1992.......................      F-9





All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is set forth in the financial statements filed herewith, including notes thereto, and therefore have been omitted.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying consolidated balance sheets of Daxor Corporation and subsidiary as at December 31, 1994 and 1993, the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14 (a) (1).

These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Daxor Corporation and subsidiary as at December 31, 1994 and 1993, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.



Primoff Tarshis Weisen & Co.


Mineola, New York
March 27, 1995

FINANCIAL STATEMENTS DAXOR CORPORATION
- -----------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                         December 31,

                                                   1994           1993
ASSETS

Current assets:

   Cash ...............................    $      59,962        $ 262,299
   Marketable securities at Fair Value
     December 31, 1994 and December 31,
     1993(Notes 1 and 2................        33,598,931      27,637,852
     Accounts receivable(Note 3).........         215,831         213,865
     Other current assets................         472,307         302,819
     Tax refunds receivable..............         206,233         231,233
                                               ----------      ----------
     Total current assets................      34,553,264      28,648,068


Equipment and Improvements:  (Note 4)

     Storage tanks.......................         125,815         125,815
     Leasehold improvements, furniture
        and equipment.....................        592,240         554,731
     Laboratory equipment................         279,964         267,478
                                                  -------         -------
                                                  998,019         948,024
     Less accumulated depreciation and
       amortization....................          (579,805)       (525,425)
                                                 ---------       ---------
       Net equipment and improvements....         418,214         422,599

     Other assets........................          41,160          41,615

     Total assets........................    $ 35,012,638     $29,112,282
                                             ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

- -----------------------------------------------------------------------------

Current Liabilities:

- -----------------------------------------------------------------------------

   Accounts payable and accrued liabilities  $       15,682     $  120,051
   Loans payable (Notes 1 and 2)............      3,864,605      4,501,639
     Other liabilities (Note 5)...............      110,406         59,953
    Deferred Taxes (Note 1)..................     1,822,765              0
                                                  ---------      ---------
      Total current liabilities.............      5,813,458      4,681,643
Commitments and contingencies (Note 6)
Shareholders' equity:
   Common Stock par value $.01 per share:
     authorized 10,000,000 shares: issued and
     outstanding 5,067,630 shares December 31,
      1994 and 5,153,830 shares December 31, 1993    53,097         53,097
 Additional paid-in capital..................     8,579,803      8,579,803
 Net unrealized holding gains on available-for-
    sale securities (Note 1)..................     3,470,428             0
 Retained earnings...........................     18,051,094    16,242,959
 Treasury Stock..............................       (955,242)     (445,220)
                                                 ------------   -----------
 Total shareholders' equity...............        29,199,180    24,430,639

 Total liabilities and shareholders' equity     $ 35,012,638   $29,112,282
                                                 ============  ============

[FN]
See accompanying notes to financial statements.

DAXOR CORPORATION                 CONSOLIDATED STATEMENTS OF INCOME                            Year Ended December 31,
                                  1994            1993               1992
Revenues:
Operating revenues............. $1,844,418       $ 1,926,415     $ 1,967,588
Dividend income................  2,157,735         2,164,691       3,035,478
Gains (losses) on sale
    of securities.......           435,198         1,419,360         508,454
Gains (losses) on sale of
  options and commodities.....     149,784          (710,953)        620,196
                                 ---------         ---------       ---------
  Total revenues...............  4,587,135         4,799,513       6,131,716
                                 ---------         ---------       ---------

Costs and expenses:
Operations of
  laboratories (Note 7)........  1,016,832           998,401         867,994
Selling, general,
  and administrative...........  1,585,533         1,309,105       1,137,647
Interest expense net of
  interest income (Note 8).....     11,116           181,353         392,591
                                 ---------         ---------       ---------
  Total costs and expenses.....  2,613,481         2,488,859       2,398,232
                                 ---------         ---------       ---------
Net income or (loss)
  before income taxes .........  1,973,654         2,310,654       3,733,484

Provision for income
  taxes (Note 9)...............    165,519           160,309         302,424
                                 ---------         ---------       ---------
Net income or (loss)........... $1,808,135       $ 2,150,345     $ 3,431,060
                                ==========         =========       =========
Weighted average number
  of shares outstanding........  5,122,188         5,154,955       5,179,305
                                ==========         =========       =========
Net income or (loss)
   per common equivalent share..    $0.35            $0.42            $0.66
                                    =====            =====            =====

See accompanying notes to financial statements

- -----------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity

                         Common Stock Issued and Outstanding
                         Three Years Ended December 31, 1994

                Common stock            Additional
                   Number                 Paid-in      Retained    Treasury
                  of Shares    Amount     Capital      Earnings      Stock
Balance at
January 1, 1992  5,240,530  $ 53,097   $ 8,579,803  $10,661,554  $(196,749)
Net Income for
the year ended
December 31,1992                                      3,431,060
Purchase of
  treasury stock   (84,000)                                       (233,817)
- ----------------------------------------------------------------------------
Balance at
December 31,1992  5,156,530    53,097     8,579,803   14,092,614   (430,566)
Net Income for
the year ended
December 31, 1993                                     2,150,345
Purchase of
Treasury Stock..    (2,700)                                          (14,654)
- ----------------------------------------------------------------------------
Balance at
December 31,1993  5,153,830    53,097     8,579,803   16,242,959    (445,220)
Net income for
the year ended
December 31,1994                                       1,808,135
Purchase of
Treasury Stock..    (86,200)                                        (510,022)
- -----------------------------------------------------------------------------
Balance at
December 31,1994  5,067,630   $ 53,097   $8,579,803  $18,051,094  $ (955,242)
                  =========   ========   ==========  ===========  ===========
- -----------------------------------------------------------------------------

See accompanying notes to financial statements.

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

=============================================================================
                                                    Year Ended December 31,
                                       1994             1993            1992
Cash flows from operating activities:
Net income or (loss).............   $  1,808,135   $ 2,150,345    $ 3,431,060
                                    ------------   -----------    -----------
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation equipment and
  improvements...................         54,380        46,790         30,822
  Amortization - goodwill........          5,607         5,607          5,606
  Loss on abandonment of assets..              0             0         13,673
  (Gain) loss on sale of investments    (584,982)     (708,407)    (1,128,650)

  Change in assets and liabilities:
  (increase) decrease in accounts
  receivable.....................         (1,966)      (38,357)       (27,496)
  (increase) decrease in other
  current assets net of silver
  investment.....................       (169,488)     (147,579)        83,036
  (increase) decrease in other
  assets net of goodwill amortization     (5,152)        1,995        (20,448)
  (increase) decrease in tax
  refunds receivable.............         25,000       (32,228)             0
  (increase) decrease in accounts
  payable, accrued and other liabilities
  net of "short sales"...........       (101,519)       49,586        (83,111)
                                        ---------     ---------       --------
  Total adjustments................     (778,120)     (822,593)    (1,126,568)
                                        ---------     ---------    -----------
  Net cash provided by operating
  activities.......................    1,030,015     1,327,752      2,304,492
                                       ---------     ---------     -----------

Cash flows from investing activities:
  Payment for purchase of equipment
  and improvements.................      (49,995)     (112,762)      (314,532)
  Net cash provided or (used) in
  purchase and sale of investments.     (135,557)    2,718,274     (1,544,246)
  Net proceeds (repayments) of
  loans from brokers used to
  purchase investments.............       62,966    (3,101,725)       820,817
  Proceeds from "short sales"
  not closed.......................      100,256        52,653        558,844
                                        ---------    ---------      ----------
  Net cash provided by or
  (used in) investing activities...      (22,330)     (443,560)      (479,117)
                                        ---------    ----------     ----------
Cash flows from financing activities:
  Repayment of/Loan to Officer.....            0     1,303,804     (1,303,804)
  Repayment of bank loan...........     (700,000)   (2,100,000)      (200,000)
  Payment for purchase of
  treasury stock...................     (510,022)      (14,654)      (233,817)
                                        ---------   -----------     ----------
  Net cash used in financing
  activities.......................   (1,210,022)     (810,850)    (1,737,621)
                                      -----------   -----------    -----------
  Net increase (decrease) in cash
  and cash equivalents.............     (202,337)       72,622         88,474
  Cash and cash equivalents at
  beginning of year................      262,299       189,677        101,203
                                      -----------   -----------     ----------
  Cash and cash equivalents at the
  end of year                         $   59,962    $  262,299     $  189,677
                                      ===========   ===========   ============

See accompanying note to financial statements.

[FN]
DAXOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements as at December 31, 1994 and 1993 and for the three years ended December 31, 1994 have been prepared in conformity with principles of accounting applicable to a going concern. Daxor Corporation operates in the medical services and technology industry.

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The excess of cost over the fair value of net assets of the acquired business is being amortized over ten years.


(1)  Marketable Securities

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 which is effective for fiscal years beginning after December 15,1993. This statement requires that debt and equity securities, other than investments in consolidated subsidiaries and investments accounted for under the equity method, be classified into three categories.

1) "Held-To-Maturity Securities" are debt securities which the company has both the intent and ability to hold until maturity.
These are reported at amortized cost.

2) "Trading Securities" are debt and equity securities which are bought mainly for the purpose of selling them in the near future.
These are reported at fair value, with unrealized gains or losses included in current period earnings.

3) "Available-For-Sale Securities" are those debt and equity securities not classified as held-to-maturity or trading. These are reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity.

Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of December 31, 1994, being increased approximately 18.70% over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized. The prior period has not been restated.

The following tables summarize the company's investments as of:

                              December 31, 1994
Type of        Cost           Fair Value        Unrealized      Unrealized
security                                        Holding gains   holding losses

Equity       $26,555,721     $31,892,894       $7,991,063      $2,653,890

Debt           1,750,016       1,706,037           22,544          66,523
             -----------      ----------        ---------       ---------
Total        $28,305,737     $33,598,931       $8,013,607      $2,720,413
             ===========      ==========        =========       =========

                              December 31, 1993
Type of Marketable         Cost          Market Value   Carrying Value in
Securities                                              Balance Sheet
Common utility stocks    $23,500,647     $34,408,867    $23,500,647

Preferred utility stocks   2,341,614       3,876,957      2,341,614

Notes, Bonds, and Other    1,795,591       1,905,496      1,795,591
                         -----------    ------------    -----------
Totals                   $27,637,852     $40,191,320     27,637,852

[FN]
                      NOTES TO CONSOLIDATED STATEMENTS - CONTINUED


At December 31, 1994, the securities held by the Company had a market value of $33,598,931 and a cost basis of $28,305,737 resulting in a net unrealized gain of $5,293,194 or 18.70% of cost. At December 31, 1993, the securities held by the Company had a market value of $40,191,320 and a cost basis of $27,637,852 resulting in a net unrealized gain of $12,553,468 or 45.42% of cost. At December 31, 1994 and December 31, 1993, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value and cost respectively.


(2)  Loans Payable

As at December 31, 1994 and December 31, 1993, the Company had loans outstanding aggregating $2,600,000, and $3,300,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 8.5%.

Short-term margin debt due to brokers, secured by the Company's marketable securities, totalled $1,264,605 at December 31, 1994 and $1,201,639 at December 31, 1993.


(3)  Accounts Receivable

Accounts receivable are deemed to be fully collectible.


(4)  Equipment and Improvements

Depreciation of equipment and improvements is taken using the straight line. For 1994, 1993 and 1992 the charge to income for depreciation under these methods was $54,380, 46,790, and $30,822 respectively.

The cost of maintenance and repairs is charged to expense as incurred. The cost of betterment and additions are capitalized and
depreciated over the life of the asset.   The cost of assets disposed
of or determined to be non-revenue producing, together with the related accumulated depreciation applicable thereto, is eliminated from the accounts, and any gain or loss is recognized.


(5)  Other Liabilities

At December 31, 1994 and December 31, 1993 the Company also maintained a short position in certain marketable securities. These positions were sold for $100,256 at December 31, 1994 and $52,653 at December 31, 1993, and had respective market values of $106,267 and $44,484 resulting in an unrealized loss of ($13,186) at December 31, 1994 and an unrealized loss of ($8,169) at December 31, 1993.


(6)  Commitments and Contingencies

     (A) Operating Leases

     Future minimum rental payments under this non-cancelable
     operating lease are as   follows:
                    1995   $   168,832
                    1996   $   168,832
                    1997   $   168,832
                    1998   $   168,832
                    1999   $   168,832

     Rent expense for all non-cancelable operating leases was
$205,036, $176,352 and   $114,240 for the years ended December 31,
1994, 1993, and 1992 respectively.

     (B) Contingent Liabilities

     The Company has pending several claims incurred in the normal course of business which, in the opinion of management, based on the advice of outside legal counsel, will not have a material effect on the consolidated financial statements.

[FN]
                      NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

(7)  Research and Development Expenses

     Research and development expenses were $195,269, $192,282 and $58,721 for 1994, 1993, and 1992 respectively. All research and development costs are expensed in the year they occur.


(8)  Interest Expense and Income

     Interest expense was $231,349, $413,319, and $649,135 and
interest income was $220,233, $232,966, and $256,544 in 1994, 1993, and 1992 respectively.


(9)  Income Taxes


     The following is a reconciliation of the federal statutory tax rate of 34% for 1994, 1993, and 1992 with the provision for income taxes:

                                         Year Ended December 31,
                                    1994           1993           1992
Statutory tax rate               $671,042        $785,622    $1,269,385
Capital loss exclusion
Dividend exclusion               (324,447)       (383,849)     (614,208)
Miscellaneous non-deductible
 expenses                             347           1,906         3,216
Tax benefit of capital loss
 carryback/carryover             (198,894)       (240,858)     (383,741)
State and city taxes               17,471          (2,512)       27,772
                                 --------        ---------     --------
Provision for income taxes       $165,519        $160,309      $302,424
                                 --------        ---------     --------
Effective tax rate                  8.39%           7.46%         8.10%
                                    -----           -----         -----

(10)  Shareholders' Equity

     During 1994, the Company purchased 86,200 shares of its own stock at a cost of $510,022.



(11)  Subsidiaries

     In August 1986, the Company purchased all of the outstanding shares of National Frozen Blood Repository Corporation. The results of operations since acquisition have been consolidated in these statements. The cost exceeded the fair value of net assets acquired by $56,066. This amount is being amortized over ten years.

SCHEDULE I
MARKETABLE SECURITIES -- OTHER INVESTMENTS
The following tables summarize the company's investments as of:

                              December 31, 1994
Type of        Cost       Fair Value     Unrealized     Unrealized
security                                 holding gains  holding losses

Equity      $26,555,721   $31,892,894    $7,991,063      $2,653,890

Debt          1,750,016     1,706,037        22,544          66,523
            -----------   -----------    ----------      ----------
Total       $28,305,737   $33,598,931    $8,013,607      $2,720,413
            ===========   ===========    ==========      ==========


SCHEDULE IX
SHORT-TERM BORROWINGS
Years Ended December 31, 1994, 1993, 1992


Column A      Column B     Column C       Column D     Column E     Column F
- ------------------------------------------------------------------------------
Category of   Balance at   Weighted       Maximum      Average      Weighted
aggregate     the end of   average        amount       amount       Average
short-term    period       interest rate  outstanding  outstanding  interest
borrowings                 at end of the  during this  during       rates during
                           period         period       the period   the period
- -------------------------------------------------------------------------------
1994
Banks         $2,600,000   6.61 %         $3,300,000   $2,970,000      6.32 %
Brokers       $1,264,605   8.05 %         $1,304,584     $587,000      7.56 %
All
Categories    $3,864,605   7.18 %         $4,604,584   $3,457,000      6.94 %

- -------------------------------------------------------------------------------
1993
Banks         $3,300,000   5.67 %         $5,400,000   $4,350,000      5.65 %
Brokers        1,201,639   5.12 %          4,222,874    2,173,876      5.42 %
All
Categories    $4,501,639   5.46 %         $9,621,874   $6,523,876      5.56 %

- -------------------------------------------------------------------------------
1992
Banks         $5,400,000   5.63 %         $5,600,000   $5,512,368      7.42 %
Brokers        4,303,364   5.28 %          4,451,631    3,989,465      5.98 %
All
Categories    $9,703,364   5.48 %        $10,456,631   $9,501,833      6.78 %

- -------------------------------------------------------------------------------

The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION




              COLUMN A                               Column B
             -----------                         -----------------
               Item                            Charged to costs and expenses
                                               Year ended December 31,

                                          1994         1993        1992
                                          ----         ----        ----
Maintenance and repairs...............   $  *          $  *        $ *
Depreciation and amortization of
  intangible assets, pre-operating
  costs and similar deferral..........    59,987       52,397      36,428
Taxes, other than payroll and income
  taxes...............................      *             *           *
Royalties.............................     ---           ---         ---
Advertising costs.....................      *             *           *

* less than 1% of total revenues for the year.