Form 10-Q
period 1995-03-31
DAXOR CORP
filed 1995-05-16
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                           	WASHINGTON, D.C.  20549

              	__________________________________________________

                                  	FORM 10-Q

               	Quarterly Report Under Section 13 or 15(d)
                      	of the	Securities Act of 1934

                     	FOR QUARTER ENDED MARCH 31, 1995
                      	Commission File Number 0-12248


                             	DAXOR CORPORATION

                 	(Exact Name as Specified in its Charter)


          		     New York 			             	      13-2682108
       	(State or Other Jurisdiction of       (I.R.S. Employer
         Incorporation or Organization)        Identification No.)

                               	350 Fifth Avenue
                                   	Suite 7120
                            	New York, New York 10118

                (Address of Principal Executive Offices & Zip Code)

              Registrant's Telephone Number:     (212) 244-0555
                  (Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  ( X )               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                         OUTSTANDING AT MARCH 31, 1995
   COMMON STOCK                                5,066,630
PAR VALUE: $.O1 per share

PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                              PAGE

Consolidated Balance Sheets as at
		  March 31, 1995 and December 31, 1994                     2


Consolidated Statements of Operations for the
    Three Months Ended March 31, 1995 and 1994               3


Consolidated Statements of Cash Flows for the
		  Three Months ended March 31, 1995 and 1994               4


Notes to Financial Statements                                5

                       DAXOR CORPORATION
	             	CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      						              MARCH 31,     DECEMBER 31,
                                            1995            1994



ASSETS
__________________________________________________________________
Current Assets
   Cash                                         $     44,284   $    59,962
   Marketable Securities at Fair Value
	March 31, 1995 and
	December 31,1994 (Notes 1 and 2)                 33,379,511    33,598,931
   Accounts Receivable                               215,373       215,831
   Other Current Assets                              882,191       472,307
   Tax Refunds Receivable                            206,233       206,233
                                                  ----------    ----------
               TOTAL CURRENT ASSETS               34,727,592    34,553,264

Equipment and Improvements
  Storage Tanks                                      125,815       125,815
  Leasehold Improvements, Furniture
    and Equipment                                    593,803       592,240
  Laboratory Equipment                               279,964       279,964
                                                     -------       -------
                                                     999,582       998,019
  Less: Accumulated Depreciation and
    Amortization                                    (593,305)     (579,805)
                                                    ---------     ---------
Net Equipment and Improvements                       406,277       418,214

Other Assets                                          39,758        41,160

                     TOTAL ASSETS               $ 35,173,627   $35,012,638
                                                ============   ===========
_____________________________________________________________________________
LIABILITIES AND SHAREHOLDERS' EQUITY
_____________________________________________________________________________
Current Liabilities
  Accounts Payable and Accrued
    Liabilities                                 $     15,417    $   15 682
  Loans Payable (Notes 1 and 2)                    2,727,117     3,864,605
  Other Liabilities                                   75,742       110,406
  Deferred Taxes         			                       2,088,310	    1,822,765
                                                   ---------     ---------
         TOTAL CURRENT LIABILITIES                 4,906,586     5,813,458

Shareholders' Equity
  Common Stock, par value $.01 per Share:
    Authorized 10,000,000 Shares: Issued
    and Outstanding 5,066,630 shares at
    March 31, 1995 and 5,067,630 at
    December 31, 1994                                 53,097        53,097
  Additional Paid in Capital                       8,579,803     8,579,803
  Net Unrealized holding gains on
    available-for-sale securities(Note 2)          3,975,311     3,470,428
  Retained Earnings                               18,621,076    18,051,094
  Treasury Stock                                    (962,246)     (955,242)
                                                  ----------    ----------
         TOTAL SHAREHOLDERS' EQUITY               30,267,041    29,199,180

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 35,173,627   $35,012,638
                                                ============   ===========

    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  DAXOR CORPORATION
                       	CONSOLIDATED STATEMENTS OF INCOME
                                  	(UNAUDITED)
                       	FOR THE THREE MONTHS ENDED MARCH 31
                                      							   	    1995            1994
								                                         ----------       ----------
REVENUES

	Operating Revenues                             $     503,480    $   486,175
	Dividend Income				                                  549,352        516,487
	Gains/(Losses) on Sale of Securities                 198,038         71,684
	Gains/(Losses) On Sale of
       Options and Commodities                         (4,368)        37,586
                                                      --------       --------

				TOTAL REVENUES                                  1,246,502      1,111,932
                                                    ---------      ---------
COSTS AND EXPENSES

	Operations of Laboratories                           279,363        302,433
	Selling, General, and Administrative                 398,734        304,115
	Interest Expense, Net of Interest Income             (51,294)       (55,463)
                                                     ---------      ---------
            TOTAL COSTS AND EXPENSES                  626,803        551,085
                                                     ---------      ---------

Net Income (Loss) Before Income Taxes                 619,699        560,634

Provision for Income Taxes                             49,717         48,692
                                                      -------        -------
			    NET INCOME (LOSS)                        $     569,982    $   512,155
                                                      =======       ========

Weighted Average Number of Shares Outstanding       5,067,297      5,149,296
                                                    =========      =========

Net Income Per Common Equivalent Share          $        0.11    $      0.10
                                                        ======         ======

    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

              	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     	FOR THE THREE MONTHS ENDED MARCH 31

                                                       1995            1994
___________________________________________
CASH FLOWS FROM OPERATING EXPENSES
  Net Income or (Loss)                            $    569,982   $   512,155
                                                  ------------   -----------
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Depreciation equipment and improvements.........      13,500        13,015
  Amortization - goodwill.........................       1,402         1,402
 (Gain) Loss  on sale of investments..............    (193,670)     (109,270)
  Change in assets and liabilities:
    (increase) decrease in accounts receivable....         458         8,355
    (increase) decrease in other current assets...    (409,884)        4,245
    (increase) decrease in other assets net of
       goodwill amortization......................           0             0
    increase (decrease) in accounts payable, accrued
       and other liabilities net of "short sales".      (1,950)       14,599
                                                     ----------   -----------
    Total adjustments............................     (590,144)      (67,654)
                                                     ----------   -----------
  Net cash provided by operating
    activities...................................      (20,162)      444,501
                                                     ----------   -----------
____________________________________
Cash Flows from investing activities:
- ------------------------------------
  Payment for purchase of equipment and
    improvements.................................       (1,563)       (8,308)
  Net cash provided or (used in) purchase and
    sale of investments..........................    1,074,797      (328,436)
  Net proceeds (repayments) of loans from brokers
    used to purchase investments.................   (1,137,488)     (585,422)
  Proceeds from "short sales" not closed.........       75,742       291,601
                                                    -----------   -----------
  Net cash provided by or (used in) investing
    activities...................................       11,488      (630,565)
                                                    -----------   -----------
___________________________________________
Cash flows from financing activities:
    Payment for purchase of treasury stock.......       (7,004)      (29,160)
                                                    -----------   -----------
  Net cash provided by (used in) financing
      activities.................................       (7,004)      (29,160)
                                                    -----------   -----------

  Net decrease in cash and cash equivalents......      (15,678)     (215,224)
    Cash and cash equivalents at beginning of year      59,962       262,299
                                                    -----------   -----------
    Cash and cash equivalents at end of year.....    $  44,284    $   47,075
                                                    ===========   ===========
    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

	DAXOR CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	THREE MONTHS ENDED MARCH 31, 1995 AND 1994

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and March 31, 1994. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

1.  MARKETABLE SECURITIES
Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of March 31, 1995, and December 31, 1994 being increased approximately 22.2% and 18.7% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No.115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized. The prior period has not been restated.

The following table summarizes the company's investments as of March 31, 1995.

TYPE OF		   COST     		   	FAIR VALUE	   UNREALIZED       	UNREALIZED
SECURITY						                           HOLDING GAINS     HOLDING LOSSES

Equity		    $ 25,565,875   $ 31,678,555	 $ 8,847,042	      $ 2,434,362
Debt			        1,750,016	     1,700,956	      75,366	           26,306
            ------------   ------------  -----------       -----------
Total		     $ 27,315,891	  $ 33,379,511	 $ 8,573,348	      $ 2,509,728
            ============   ============  ===========       ===========

The following table summarizes the company's investments as of December 31, 1994

TYPE OF		   COST			        FAIR VALUE	   UNREALIZED	       UNREALIZED
SECURITY								                         HOLDING GAINS	    HOLDING LOSSES

Equity		    $ 26,555,721	  $ 31,892,894	 $ 7,991,063	      $ 2,653,890
Debt			        1,750,016	     1,706,037	      22,544	           66,523
            ------------   ------------  -----------       -----------
Total		     $ 28,305,737	  $ 33,598,931	 $ 8,013,607	      $ 2,720,413
            ============   ============  ===========       ===========

At March 31, 1995, the securities held by the Company had a market value of $33,379,511 and a cost basis of $27,315,891 resulting in a net unrealized gain of $6,063,620 or 22.20% of cost.

At December 31, 1994, the securities held by the Company had a market value of $33,598,931 and a cost basis of $28,305,737 resulting in a net unrealized gain of $5,293,194 or 18.70% of cost. At March 31, 1995 and December 31, 1994, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

LOANS PAYABLE
As at March 31, 1995 and December 31, 1994, the Company had loans outstanding aggregating $2,600,000 borrowed on a short-term basis from a bank, which are secured by certain marketable securities owned by the Company. These loans bear interest at approximately 8.5 %.

Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $127,117 at March 31, 1995 and $1,264,605 at December 31, 1994.

PART II.  OTHER INFORMATION
ITEM 6(b)         Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.

ITEM 2.			MANAGEMENT'S DISCUSSION AND ANALYSIS OF
				FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 1995, total revenues were $ 1,246,502 as compared to $ 1,111,932 in 1994. Operating revenues were $ 503,480 in 1995, and $ 486,175 in 1994. In 1995, dividend income was $ 549,352 with a net interest income of $ 51,294 versus dividend income of $ 516,487 and an interest income of $ 55,463 in 1994. In the 1995 quarter, the Company had a net income of $ 619,699 before income taxes as compared to a net income of $ 560,634 before taxes in the 1994 period. Operating revenues have remained flat as the Company has focused on obtaining additional licenses for its blood banking division. Significant additional revenues are not expected to occur until the blood volume analyzer and its isotope are approved for medical use.


Liquidity and Capital Resources


The Company has adequate resources for the development and marketing of its instrument (the Blood Volume Analyzer BVA-100) and the liquid capital to sustain its blood bank. If the Company were to expand its blood banking operation on a full scale, nation-wide basis, it would require additional capital.

                     	SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



             						DAXOR CORPORATION
          								   (Registrant)




DATE: May 15, 1995                   /s/Joseph Feldschuh, M.D.
                                     -------------------------
                               								JOSEPH FELDSCHUH, M.D.
                                        President


DATE: May 15, 1995                   /s/  Helen Fajardo
                                     -------------------------
                                								HELEN FAJARDO
						                                		Vice President


DATE: May 15, 1995                   /s/  Octavia Atanasiu
                                     -------------------------
                                 							OCTAVIA ATANASIU
							                                	Treasurer


DATE: May 15, 1995                   /s/   Stephen D. Feldschuh
                                     ---------------------------
                                								STEPHEN D. FELDSCHUH
							                                	Secretary