Form 10-K/A
period 1994-12-31
DAXOR CORP
filed 1995-05-19
CIK 27367

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DAXOR CORPORATION



by:

/s/ Joseph Feldschuh M.D.
Joseph Feldschuh, M.D.
Chairman, President
and Chief Executive Officer


Dated: 4/19/95

Pusuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                       Date

/s/ Joseph Feldschuh MD      President and Director         May 19, 1995
Joseph Feldschuh, M.D.       (Principal Executive Officer)

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

Notes to Financial Statements.......................................      F-5

Schedule I - Marketable Securities - Other Investments - Year ended
  December 31, 1994.................................................      F-9

Schedule IX - Short-term Borrowings - Years ended December 31, 1994
  1993, and 1992....................................................      F-9

Schedule X - Supplementary Income Statement Information -
Years ended December 31, 1994, 1993, and 1992.......................      F-9


Exhibit 27 - Supplementary exhibit as reguired by the Securities and Exchange Commission................................ Exhibit 2


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is set forth in the financial statements filed herewith, including notes thereto, and therefore have been omitted.