Form 10-Q/A
period 1995-03-31
DAXOR CORP
filed 1995-08-04
CIK 27367

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


		Notes to Financial Statements                               5


		Exhibit 27 - Supplementary exhibit as required
 by the Securities and Exchange Commisiion            Exhibit 1

                               	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



             						DAXOR CORPORATION
          								   (Registrant)




DATE: May 15, 1995                   /s/Joseph Feldschuh, M.D.
                               								JOSEPH FELDSCHUH, M.D.
                                        President


DATE: May 15, 1995                   /s/  Helen Fajardo
                                								HELEN FAJARDO
							                                	Vice President


DATE: May 15, 1995                   /s/  Octavia Atanasiu
                                								OCTAVIA ATANASIU
							                                	Treasurer


DATE: May 15, 1995                  /s/   Stephen D. Feldschuh
                                								STEPHEN D. FELDSCHUH
							                                	Secretary