Form 10-Q
period 1995-06-30
DAXOR CORP
filed 1995-08-15
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                           	WASHINGTON, D.C.  20549

               	__________________________________________________

                                 	FORM 10-Q

                    	Quarterly Report Under Section 13 or 15(d)
                                     	of the
                             	Securities Act of 1934

                         	FOR QUARTER ENDED JUNE 30, 1995
                          	Commission File Number 0-12248

                               	DAXOR CORPORATION

                     	(Exact Name as Specified in its Charter)


                     		     New York 				            13-2682108
            	(State or Other Jurisdiction of       (I.R.S. Employer
              Incorporation or Organization)        Identification No.)

                                   	350 Fifth Ave
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

                             Yes  (X)                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                         OUTSTANDING AT JUNE 30, 1995
   COMMON STOCK                              4,876,709
PAR VALUE: $.O1 per share

PART I.   FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS                                      PAGE

		Consolidated Balance Sheets as at
		  June 30, 1995 and December 31,1994                                2


		Consolidated Statements of Operations for the
    Three and Six Months ended June 30, 1995 and 1994    							      3


		Consolidated Statements of Cash Flows for the
		  Six Months ended June 30, 1995 and 1994                           4


		Notes to Financial Statements                                       5

                             DAXOR CORPORATION
                 	CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        						            		June 30,     December 31,
                                           		  1995          1994
ASSETS
___________________________________________________________________________
Current Assets:
  Cash                                			$    59,415   $     59,962
  Marketable Securities at Fair Value
    June 30,1995 and December 31,
    1994.(Notes 1 and 2)                		 35,064,075     33,598,931
  Accounts Receivable                   		    197,217        215,831
  Other Current Assets             		         248,474        472,307
  Tax Refunds Receivable          			         206,233        206,233
                                           ----------     ----------
              TOTAL CURRENT ASSETS:    			 35,775,414     34,553,264
___________________________________________________________________________
Equipment and Improvements

 Storage Tanks                         			    125,815        125,815
 Leasehold Improvements, Furniture
   and Equipment             			              607,951        592,240
 Laboratory Equipment    		                   281,418        279,964
                                            ---------        -------
		                                          1,015,184        998,019
 Less Accumulated Depreciation and
   Amortization                       			    (600,055)      (579,805)
                                             ---------      ---------
 Net Equipment and Improvements 		      	     415,129        418,214

 Other Assets                          			     38,356         41,160

                    TOTAL ASSETS:      			$36,228,899   $ 35,012,638
                                          ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and Accrued Liabilities $    62,263   $     15,682
 Loans Payable (Notes 1 and 2)         			  2,411,798      3,864,605
 Other Liabilities (Note 1)                   127,895        110,406
 Deffered Taxes (Note 3)  		    			         2,840,780      1,822,765
                                            ---------      ---------
        TOTAL LIABILITIES:     				         5,442,736      5,813,458

Shareholders' Equity:
 Common Stock, par value $.01 per Share:
   Authorized 10,000,000 Shares: Issued and
   Outstanding 4,876,709 shares at June 30,
   1995 and 5,067,630 at December 31, 1994     53,097         53,097
 Additional Paid in Capital           			   8,579,803      8,579,803
 Net Unrealized Holding gains on available-
   for-sale securities(Note 1) 				         5,410,105      3,470,428
 Retained Earnings                      		 18,919,200     18,051,094
 Treasury Stock                		          (2,176,042)      (955,242)
                                           ----------     ----------
        TOTAL SHAREHOLDERS' EQUITY       		30,786,163     29,199,180
        TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY     		    $ 36,228,899   $ 35,012,638
                                           ==========     ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              	DAXOR CORPORATION

                     	CONSOLIDATED STATEMENTS OF INCOME
                                	(UNAUDITED)


                      				      	 THREE MONTHS ENDED         SIX MONTHS ENDED
						                                 JUNE 30      	             JUNE 30
                     					      1995          1994          1995        1994
                                ----          ----          ----        ----
REVENUES
 Operating Revenues        $  430,113   $  467,733    $  933,593    $  953,908
 Dividend Income		            556,023      546,972     1,105,375     1,063,459
 Gains (Losses) on Sale
    of Securities	             89,734       57,875       287,772       129,559
 Gains (Losses) On Sale of
   Options and Commodities     11,458      160,361         7,090       197,947
	                           ---------    ---------     ---------     ---------
TOTAL REVENUES	  	          1,087,328    1,232,941     2,333,830     2,344,873
                            ---------    ---------     ---------     ---------
COSTS AND EXPENSES

 Operations of Laboratories   279,168      264,432       558,531       566,865
 Selling, General, and
   Administrative             431,262      341,961       829,996       646,076
 Interest Expense, Net of
   Interest Income             50,417       43,523          (877)      (11,940)
 	                            -------      -------     ----------    ----------
TOTAL COSTS AND EXPENSES      760,847      649,916     1,387,650     1,201,001

Net Income (Loss) Before
  Income Taxes                326,481      583,025       946,180     1,143,872
Provision for Income Taxes     28,358       36,242        78,075        84,934
                              -------      -------       -------     ---------
NET INCOME (LOSS)		       $   298,123   $  546,783    $  868,105   $ 1,058,938
                              =======      =======       =======     =========

Weighted Average Number
  of Shares Outstanding     4,891,709    5,146,030     4,979,502     5,147,633
                            =========    =========     =========     =========

Net Income (Loss) Per Common
  Equivalent Share            $.06         $.11          $.17         $ .21
                              =====        =====         =====        ======



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                DAXOR CORPORATION
	             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	                           FOR THE SIX MONTHS ENDED
                                                	   JUNE 30,        JUNE 30,
                                                       1995            1994
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income or (Loss)...........................  $  868,105      $ 1,058,938
                                                   ----------      -----------
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Depreciation equipment and improvements........      20,250           26,030
  Amortization - goodwill........................       2,804            2,804
  (Gain) Loss on sale of investments.............    (294,862)        (327,506)
  Change in assets and liabilities:
    (increase) decrease in accounts receivable...      18,614           (3,485)
    (increase) decrease in other current assets..     223,833            2,661
    (increase) decrease in tax refunds receivable          -0-          25,000
    (increase) decrease in other assets..........          -0-          (4,480)
    increase (decrease) in accounts payable,
    accrued and other liabilities net of "short
    sales".......................................      46,630          (97,042)
                                                   ----------       -----------
    Total adjustments............................      17,269         (376,018)
                                                   ----------       -----------
  Net cash provided by or (used in) operating
    activities...................................     885,374          682,920
                                                   ----------       -----------
___________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchase of equipment and
    improvements.................................     (17,165)         (16,684)
  Net cash provided or (used) in purchase and
    sale of investments..........................   1,687,155       (1,215,904)
  Net proceeds (repayments) of loans from brokers
    used to purchase investments.................    (452,807)         333,994
  Proceeds from "short sales" not closed.........     117,696          167,877
                                                   -----------       ----------
  Net cash provided by or (used in) investing
    activities...................................   1,334,879         (730,717)
                                                   -----------       -----------
___________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Bank Loan.......................  (1,000,000)  	           -0-
    Payment for purchase of treasury stock.......  (1,220,800)         (84,739)
                                                   -----------       ----------
  Net cash provided by or (used in) financing
    activities...............................      (2,220,800)         (84,739)
                                                   -----------       ----------
  Net increase (decrease) in cash and cash
    equivalents..................................        (547)        (132,536)
    Cash and cash equivalents at beginning of year     59,962          262,299
                                                   -----------      -----------
    Cash and cash equivalents at end of period...  $   59,415       $  129,763
                                                   ===========      ==========
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  DAXOR CORPORATION
              	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    	SIX MONTHS ENDED JUNE 30, 1995 AND 1994

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

1.  MARKETABLE SECURITIES
Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of June 30,1995, and December 31, 1994, being increased approximately 30.77% and 18.70% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No.115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized. The prior period has not been restated.

The following table summarizes the company's investments as of June 30, 1995.

TYPE OF		  COST			       FAIR VALUE		    UNREALIZED	       UNREALIZED
SECURITY						                           HOLDING GAINS	    HOLDING LOSSES
----------------------------------------------------------------------------
Equity		   $25,063,174	  $33,375,178		   $10,310,093	      $1,998,089
Debt    			  1,750,016	    1,688,897	   	     28,388	          89,507
           -----------   -----------     ------------      ----------
Total		    $26,813,190	  $35,064,075		   $10,338,481	      $2,087,596
           ===========   ===========     ===========       ===========

                           						December 31, 1994

TYPE OF   	COST			       FAIR VALUE		    UNREALIZED       	UNREALIZED
SECURITY								                        	HOLDING GAINS	    HOLDING LOSSES
-----------------------------------------------------------------------------
Equity		   $26,555,721	  $31,892,894		   $7,991,063	       $2,653,890
Debt			      1,750,016	    1,706,037		       22,544	           66,523
           -----------   -----------     ----------        -----------
Total		    $28,305,737	  $33,598,931		   $8,013,607	       $2,720,413
	          ===========   ===========     ==========        ==========

At June 30, 1995, the securities held by the Company had a market value of $35,064,075 and a cost basis of $26,813,190 resulting in a net unrealized gain of $8,250,885 or 30.77% of cost. At December 31, 1994, the securities held by the Company had a market value of $33,598,931 and a cost basis of $28,305,737 resulting in a net unrealized gain of $5,293,194 or 18.70% of cost. At June 30, 1995 and December 31, 1994, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.


2.  LOANS PAYABLE
As at June 30, 1995 and December 31, 1994, the Company had loans outstanding aggregating $1,600,000 and $2,600,000 respectively, borrowed on a short-term basis from a bank, which are secured by certain marketable securities owned by the Company. These loans bear interest at approximately 8.5%.

	PART II.  OTHER INFORMATION

ITEM 2 		   Legal Proceedings
As previously reported, Daxor Corporation, (through its separately licensed divisions), has been involved in several proceedings with the New York State
Department of Health relating to its licenses to operate clinical laboratories, its blood bank and semen bank.  The following is a summary of recent activity in these matters:


1.	Idant Laboratories, et al v. State of New York Department of Health, et al.
(Supreme Court, New York County; Index No.105052/94).  Idant commenced suit challenging the State Health Department's denial of Idant's clinical laboratory and blood bank licensure operations for the periods including 1991-1993.  By decision and order dated April 13, 1995, Justice Freeman denied Idant's petitions.  A notice of appeal has been filed.

2.	In the Matter of Daxor Corp. as Owner of Idant Laboratories(State of New York
Department of Health Administrative Tribunal).  This matter was instituted by the State Health Department in February 1993 alleging violations of the
Department's semen bank regulations.  An amended notice of violation was served in February 1994, which sought revocation of the semen bank's provisional license in addition to the imposition of fines.  The hearing on this matter was concluded before Department Administrative Law Judge Jonathan Brandes in June
1995 and all post-hearing submissions have been presented to the Administrative
Law Judge.  A decision is pending.

3.	Daxor Corp. et al v. State of New York Department of Health, et al. (Supreme
Court, New York County; Index No. 131181/94).  This Matter was instituted by
Daxor challenging the constitutionality of the State Health Department's semen bank regulations.  By decision and order dated April 26, 1995, Justice Harold
Tompkins denied the motion of the State Health Department to dismiss the complaint and declined Daxor's request to convert the State Health Department's motion to one for summary judgment.  The proceeding remains ongoing.

4.	Daxor Corp., et al. v. State of New York Department of Health, et al.(Supreme
Court, New York County; Index No. 107564/95).  This proceeding was instituted by
Daxor to challenge the determination of the State Department of Health to revoke all licenses issued to, and to deny all licensure applications for, Daxor's New
York health care facilities.  The court (Tompkins, J.) heard argument on the petition on June 23, 1995, and by decision and order dated July 17, 1995, denied
Daxor's application.  A notice of appeal was filed and Daxor, by order of the
Appellate Division, First Division, dated July 24, 1995, obtained an interim stay of effect of the Health Department determination.  The motion for a full stay pending appeal was submitted to the court on August 14, 1995.

ITEM 6(b)         Reports on Form 8-K
The Company did not file any reports on Form 8-K during the quarter ended June
30, 1995.

ITEM 2.
Management's discussion and analysis of financial conditions and results of operations.

RESULTS OF OPERATIONS

Six months ended June 30, 1995 as compared with six months ended June 30, 1994
------------------------------------------------------------------------------
For the six months ended June 30, 1994, total revenues were  $2,333,830 down slightly from $2,344,873, in 1994.  Operating revenues were  $933,593 and
$953,906 in 1994.  In dividend income was $1,105,375 with an interest expense of ($877) as compared to dividend income of $1,063,459 with an interest expense of ($11,940) in 1994.  In 1995, the Company had a net income of $946,180 before income taxes versus a net income of $1,143,872 before taxes in 1994.


Three months ended June 30,1995 as compared with three months ended June 30,1994
--------------------------------------------------------------------------------
For the three months ended June 30, 1995 total revenues declined to $1,087,328 from $1,232,941 in the 1994 quarter.  In 1995, dividend income was $556,023 with an interest expense of $50,417 compared to dividend income of $546,972 with an interest expense of $43,523 in 1994.  The Company had a net income of $326,481 before income taxes in 1995 versus a net income of $583,025 before taxes in the
1994 quarter.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At June 30, 1995 the Company had total assets of $36,228,899 and total liabilities of $5,442,736 with shareholders' equity of $30,786,163.  The
Company has $ 5,410,105 of net after tax unrealized capital gains on available-
for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity.

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



             						DAXOR CORPORATION
        								   (Registrant)




DATE: August 15, 1995                    /S/ Joseph Feldschuh, M.D.
                                								  JOSEPH FELDSCHUH, M.D.
                                          President


DATE: August 15, 1995				                /S/ Hermogena Fajardo
								                                  HERMOGENA FAJARDO
								                                  Vice President


DATE: August 15, 1995                    /S/ Octavia Atanasiu
								                                  OCTAVIA ATANASIU
							                                	  Treasurer


DATE: August 15, 1995                    /S/ Stephen D. Feldschuh
                                       	  STEPHEN D. FELDSCHUH
								                                  Secretary








