Form 10-Q
period 1995-09-30
DAXOR CORP
filed 1995-11-15
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                          	WASHINGTON, D.C.  20549

          	__________________________________________________

                                	FORM 10-Q

               	Quarterly Report Under Section 13 or 15(d)
                                  	of the
                          	Securities Act of 1934

                   	FOR QUARTER ENDED SEPTEMBER 30, 1995
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

                         Yes  (X)                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                     OUTSTANDING AT SEPTEMBER 30, 1995
   COMMON STOCK                              4,770,909
PAR VALUE: $.O1 per share

PART I.   FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS                              PAGE

		Consolidated Balance Sheets as at
		  September 30, 1995 and December 31,1994                  2


		Consolidated Statements of Operations for the
     Three and Nine Months ended September 30, 1995
	   	  and 1994		                                 					      3


		Consolidated Statements of Cash Flows for the
		  Nine Months ended September 30, 1995 and 1994            4


		Notes to Financial Statements                              5

<HEADER>
                          	DAXOR CORPORATION
                	CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      						            	September 30,     December 31,
                                               1995            1994
ASSETS
___________________________________________________________________________
Current Assets:
  Cash                                      		$    69,692   $     59,962
  Marketable Securities at Fair Value
    June 30,1995 and December 31,
    1994.(Notes 1 and 2)                     	 37,167,278     33,598,931
  Accounts Receivable                        	    121,694        215,831
  Other Current Assets                  	         237,238        472,307
  Tax Refunds Receivable          		              206,233        206,233
                                               ----------     ----------
            TOTAL CURRENT ASSETS:           		 37,802,135     34,553,264
                                               ==========     ==========
___________________________________________________________________________
Equipment and Improvements

 Storage Tanks                         		         125,815        125,815
 Leasehold Improvements, Furniture
   and Equipment             			                  613,244        592,240
 Laboratory Equipment    		                       281,418        279,964
                                                ---------        -------
		                                              1,020,477        998,019
 Less Accumulated Depreciation and
   Amortization                             		   (610,180)      (579,805)
                                                ---------        -------
 Net Equipment and Improvements 		                410,297        418,214

 Other Assets                               		     38,356         41,160

            TOTAL ASSETS:                   		$38,250,788   $ 35,012,638
                                              ===========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and Accrued Liabilities    	$    26,727   $     15,682
 Loans Payable (Notes 1 and 2)         		       2,950,759      3,864,605
 Other Liabilities (Note 1)                	       97,052        110,406
 Deffered Taxes (Note 3)  		    		              3,534,357      1,822,765
                                                ---------      ---------
           TOTAL LIABILITIES:   			             6,608,895      5,813,458

Shareholders' Equity:
 Common Stock, par value $.01 per Share:
   Authorized 10,000,000 Shares: Issued and
   Outstanding 4,770,909 shares September 30,
   1995 and 5,067,630 at December 31, 1994         53,097         53,097
 Additional Paid in Capital           		        8,579,803      8,579,803
 Net Unrealized Holding gains on available-
   for-sale securities(Note 1) 			              6,730,985      3,470,428

 Retained Earnings                        	    19,141,552     18,051,094
 Treasury Stock                     		         (2,863,544)      (955,242)
                                               ----------     ----------
           TOTAL SHAREHOLDERS' EQUITY     	    31,641,893     29,199,180
           TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY        		   $ 38,250,788   $ 35,012,638
                                             ============   ============
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               	DAXOR CORPORATION

                        	CONSOLIDATED STATEMENTS OF INCOME
                                  	(UNAUDITED)

<HEADER>
                       				      	 THREE MONTHS ENDED        NINE MONTHS ENDED
						                                  SEPT 30      	             SEPT 30
                      					       1995         1994          1995        1994
REVENUES
 Operating Revenues           $  254,928   $ 452,771    $1,188,521   $1,406,679
 Dividend Income		               528,262     530,493     1,663,637    1,593,952
 Gains (Losses) on Sale
    of Securities	               195,311      51,303       483,083      180,862
 Gains (Losses) On Sale of
   Options and Commodities        12,783       1,150        19,873      199,097
	                                -------   ---------     ---------    ---------
TOTAL REVENUES		                 991,284   1,035,717     3,325,114    3,380,590
                                 -------   ---------     ---------    ---------
COSTS AND EXPENSES

 Operations of Laboratories      217,345     281,522       775,876      848,387
 Selling, General, and
   Administrative                583,780     309,670     1,413,776      955,746
 Interest Expense, Net of
   Interest Income               (61,742)    (45,214)      (62,619)     (57,154)
 	                               -------     --------    ----------   ----------
TOTAL COSTS AND EXPENSES         739,383      545,978     2,127,033    1,746,979
                                 -------     --------    ----------   ----------


Net Income (Loss) Before
  Income Taxes                  251,901      489,739     1,198,081    1,633,611
Provision for Income Taxes       29,549       52,267       107,624      137,201
                                -------      -------     ---------    ---------
NET INCOME (LOSS)		         $   222,352   $  437,472    $1,090,457  $ 1,496,410
                                =======      =======     =========    =========

Weighted Average Number
  of Shares Outstanding       4,782,142    5,123,863     4,913,716    5,139,730
                              =========    =========     =========    =========

Net Income (Loss) Per Common
  Equivalent Share              $0.05         $0.08          $0.22      $0.29
                                =====         =====          =====      =====




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

<HEADER>
                                 DAXOR CORPORATION
                 	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            	FOR THE SIX MONTHS ENDED
                                                	   SEPT 30,        SEPT 30,
                                                       1995            1994

___________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income or (Loss)...........................   $1,090,457      $ 1,496,410
                                                   ----------       ----------
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
 Depreciation equipment and improvements........       30,375           38,795
 Amortization - goodwill........................        2,804            4,206
 (Gain) Loss on sale of investments.............     (502,956)         (52,453)
 Change in assets and liabilities:
   (increase) decrease in accounts receivable...       94,137          (40,645)
   (increase) decrease in other current assets..      235,069            4,568
   (increase) decrease in tax refunds receivable          -0-           25,000
   (increase) decrease in other assets..........          -0-           (5,152)
   increase (decrease) in accounts payable,
   accrued and other liabilities net of "short
   sales".......................................       11,645         (100,855)
                                                     ---------        ---------
   Total adjustments............................     (128,926)        (126,536)
                                                     ---------        ---------
 Net cash provided by or (used in) operating
   activities...................................       961,531        1,369,874
                                                      --------        ---------
___________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payment for purchase of equipment and
   improvements.................................      (22,458)          24,045
 Net cash provided or (used) in purchase and
   sale of investments..........................    1,806,503          305,395
 Net proceeds (repayments) of loans from brokers
   used to purchase investments.................      586,154        1,068,095
 Proceeds from "short sales" not closed.........       86,302          144,143
                                                    ---------        ---------
 Net cash provided by or (used in) investing
   activities...................................    2,456,501         (594,512)
                                                    ---------        ----------
___________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Bank Loan.......................   (1,500,000)   	    (700,000)
   Payment for purchase of treasury stock.......   (1,908,302)        (234,935)
                                                   -----------        ---------
 Net cash provided by or (used in) financing
   activities...............................       (3,408,302)        (934,935)
                                                   -----------        ---------
 Net increase (decrease) in cash and cash
   equivalents..................................        9,730         (159,573)
   Cash and cash equivalents at beginning of year      59,962          262,299
                                                   -----------        ---------
   Cash and cash equivalents at end of period...  $    69,692        $ 102,726
                                                  ============       ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

<HEADER>

                             DAXOR CORPORATION
            	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  	SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. The consolidated financial statements include the accounts of the Company and its subsidary. All significant intercompany transactions and balances have been eliminated in consolidation.

1.  MARKETABLE SECURITIES
Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of September 30,1995, and December 31, 1994, being increased approximately 38.15% and 18.70% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No.115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized. The prior period has not been restated.

The following table summarizes the company's investments as of September 30, 1995.

TYPE OF		       COST			        FAIR VALUE		      UNREALIZED	      UNREALIZED
SECURITY						                               			HOLDING GAINS  	HOLDING LOSSES

Equity	     	$25,151,920	      $35,473,632	     	$12,164,988	     $1,843,276
Debt			        1,750,016	        1,693,646		          36,229	         92,599
             -----------       -----------       -----------      ----------
Total	      	$26,901,936      	$37,167,278	     	$12,201,217     	$1,935,875
             ===========       ===========       ===========      ==========

                           						December 31, 1994

TYPE OF        	COST			        FAIR VALUE	      	UNREALIZED       UNREALIZED
SECURITY						                               			HOLDING GAINS	  HOLDING LOSSES
Equity	     	$26,555,721      	$31,892,894	      	$7,991,063	     $2,653,890
Debt	      		  1,750,016	        1,706,037		          22,544	         66,523
             -----------       -----------        ----------      ----------
Total	      	$28,305,737	      $33,598,931	       $8,013,607	     $2,720,413
             ===========       ===========        ==========      ==========

At September 30, 1995, the securities held by the Company had a market value of $37,167,278 and a cost basis of $26,901,936 resulting in a net unrealized gain of $10,265,342 or 38.15% of cost.

At December 31, 1994, the securities held by the Company had a market value of $33,598,931 and a cost basis of $28,305,737 resulting in a net unrealized gain of $5,293,194 or 18.70% of cost. At September 30, 1995 and December 31, 1994, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.


2.  LOANS PAYABLE
As at September 30, 1995 and December 31, 1994, the Company had loans outstanding aggregating $1,100,000 and $2,600,000 respectively, borrowed on a short-term basis from a bank, which are secured by certain marketable securities owned by the Company. These loans bear interest at approximately 8.5%.

Short term margin debt due to brokers, secured by the Company's marketable securities, totalled $ 1,850,759 at September 30, 1995 and $ 1,264,605 at December 31, 1994.

PART II.  OTHER INFORMATION

ITEM 2 		   Legal Proceedings

As previously reported, Daxor Corporation, (through its separately licensed divisions), has been involved in several proceedings with the New York State Department of Health relating to its licenses to operate clinical laboratories, its blood bank and semen bank. The following is a summary of recent activity in in these matters:

Daxor has instituted several actions against the New York State Department of Health challenging the determination of the Health Department to revoke licenses issued to Daxor and to deny license applications for Daxor's New York health care facilities. Daxor has also challenged the constitutionality of the Department's semen bank regulations. Currently Daxor's challenges have been denied and Daxor's licenses have been denied. However, an expedited appeal with the New York Appellate Division was filed by Daxor on November 6, 1995.

In an administrative hearing instituted by the New York Department of Health Daxor's provisional license for semen banking was revoked without imposition of fines on August 21, 1995. Daxor is in the process of filing an appeal.

As a result of the denial of its licenses and numerous publications concerning the Company, Daxor instituted several actions which include an anti-trust action under the Racketeering Influenced Corrupt Organization Act (RICO) against the New York Blood Center and various employees of the New York State Department of Health seeking $ 100,000,000 in damages. Daxor also filed a defamation suit (alleging false claims that Daxor did not test its semen donors) against Amy Clyde and K-III Corp., publisher of New York Magazine seeking $25,000,000 in damages from each defendent, as well as a defamation suit in the New York
Court of Claims against the State of New York for dissemination of false information to the media by employees of the State Health Department.

Lastly a class action has been instituted by Daxor's sperm and blood bank depositors against the New York Department of Health to enjoin the Department from removing or destroying the depositor's sperm and blood specimens.

Item 6(b) Reports on Form 8-K
The Company did not file any reports on Form 8-K during the quarter ended September 30,

ITEM 2.
Management's discussion and analysis of financial conditions and results of operations.

RESULTS OF OPERATIONS
Nine months ended Sept. 30, 1995 as compared with nine months ended Sept 30,
1994.
For the nine months ended September 30, 1994, total revenues were $3,325,114 down slightly from $3,380,590, in 1994. Operating revenues were $1,188,521 in 1995, down from $1,593,952 in 1994. Dividend income was $1,663,637 with an interest expense of ($62,618) as compared to dividend income of $1,593,952 with an interest expense of ($57,154) in 1994. In 1995, the Company had a net income of $1,090,457 before income taxes versus a net income of $1,496,410 before taxes in 1994.

Three months ended September 30, 1995 as compared with three months ended September 30, 1994.
For the three months ended September 30, 1995 total revenues declined to $991,284 from $1,035,717 in the 1994 quarter. In 1995, dividend income was $528,262 with an interest expense of ($61,742) compared to dividend income of $530,493 with an interest expense of ($45,214) in 1994. The Company had a net income of $251,901 before income taxes in 1995 versus a net income of $489,739 before taxes in the 1994 quarter. Operations were negatively impacted by the partial closure of the Company's New York State

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1995 the Company had total assets of $38,250,788 and total liabilities of $6,608,895 with shareholders' equity of $31,641,893. The Company has $ 6,730,985 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity.

The Company has adequate resources for the initial development and marketing of its instrument (the Blood Volume Analyzer BVA-100). The Company plans to market its BVA-100 on a loaner basis to hospitals with a guaranteed number of kit purchases. The Company would require additional capital to sustain this marketing plan to all potential hospital users. If the Company were to expand its blood banking operation on a full scale, nation-wide basis, it would require additional capital. The Company has adequate capital to sustain its New York State blood banking facility.

The Company is currently evaluating a preliminary proposal to purchase another private blood banking corporation The Company is also considering expanding its ownership stake in US Cryobanks of Florida. Daxor Corporation provided its technology and methodology to US Cryobanks in the formation of the company.

The Company's blood and semen banks are still receiving income from storage clients. Operational income has decreased because the Company is unable to obtain new clients. The Company has taken vigorous legal action to re-open its facilities. The Company's income and assets are adequate to sustain the Company during this period are adequate. The Company is capable of producing and distributing its Blood Volume Analyzer at facilities outside of New York State if Albumin I-131 becomes available for use with the BVA-100.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



             						DAXOR CORPORATION
           								   (Registrant)




DATE: November 15, 1995              /S/ JOSEPH FELDSCHUH, M.D.
                           								  JOSEPH FELDSCHUH, M.D.
                                          President


DATE: November 15, 1995			           /S/ HERMOGENA FAJARDO
                           								  HERMOGENA FAJARDO
								                                  Vice President

DATE: November 15, 1995              /S/ OCTAVIA ATANASIU
                           								  OCTAVIA ATANASIU
								                                  Treasurer

DATE: November 15, 1995              /S/ PAMELA M. KROCHAK
                                  	  PAMELA M. KROCHAK
                         								         Corporate Secretary