Form 10-K
period 1995-12-31
DAXOR CORP
filed 1996-04-09
CIK 27367

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                       Form 10-K
                      Annual Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934


FOR THE FISCAL YEAR ENDED					                          COMMISSION FILE NUMBER
  December 31, 1995								                                    0-12248

                                   Daxor Corporation
                  (Exact name of Registrant as specified in its charter)

        	New York						                                	13-2682108
(State or other jurisdiction of			                      (IRS Employer
incorporation or organization)			                    Identification Number)

                                   350 Fifth Avenue
                                     Suite 7120
                              New York, New York  10118
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As at March 28, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 12,340,640. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $ 8.00.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 28, 1996: 4,722,709 shares.


Documents incorporated by reference: The information required by Part III is incorporated by reference from the proxy statement for the 1995 Annual Meeting of Shareholders.

PART I.
Item 1.  Business

The Daxor Corporation (the "Company") was formed in 1971, to develop cryopreservation technology for the freezing techniques of human semen. The Company's Idant Laboratory division ("Idant"), was the first human semen bank developed in the United States for general public use. In 1985, Idant developed the first autologous blood bank in the United States where individuals could store their own blood. In 1985, the Company also initiated the development of an instrument for the measurement of the total amount of blood in the human body, the Blood Volume Analyzer (BVA-100).

The Company has completed successful testing the BVA-100. The instrument utilizes an isotope (Albumin I-131) which is injected into a patient from whom blood samples are drawn at timed intervals. The instrument provides an accurate and rapid measurement of the total volume of blood in the human body. The technique currently employed takes 4-8 hours and is rarely performed in most hospitals. The BVA-100 will provide preliminary results within 20 minutes and complete results within 35 minutes. The instrument will also calculate the normal blood volume of a specific individual. It will, for example, provide a very accurate measurement of the amount of blood lost by a patient during surgery. Current methods of estimating blood loss are frequently inaccurate, and many have errors as large as 35%. At the present time, there is no similar instrument on the market. The instrument will require the use of a separate kit which will require FDA approval. The isotope in the kit has previously been specifically approved by the FDA for the measurement of blood volume. On March 20, 1996, the Company received approval for its U.S. patent application for the injection kit. The patent is for an injection syringe which will be used to provide a fixed quantitative amount of isotope for use with the BVA-100. To date over 300 patients have had their blood volumes measured utilizing these measurement techniques. The repeatability of the test is estimated to be + 2%. In 1991, the Company received a U.S. patent for the Blood Volume Analyzer itself and is the first U.S. patent issued for an instrument which successfully measures the total amount of blood in the human body. In November 1992, the Company received a European patent for its Blood Volume Analyzer covering 12 countries. On March 26, 1996, the Company received a Japanese patent for its BVA-100. This is the first patent ever issued in Japan to measure human blood volume.

The introduction and approval of the Company's Blood Volume Analyzer has been delayed by the lack of Albumin I-131. Squibb Pharmaceuticals, who was the only U.S. F.D.A.-approved manufacturer who was producing the isotope Albumin I-131, transferred its license to Iso-Tex Diagnostics. Iso-Tex has experienced multiple delays in the approval process of the isotope. In December 1995, a meeting was held in Washington, D.C. with representatives of the F.D.A., Iso-Tex and Daxor to facilitate the approval process. Iso-Tex was given specific guidelines for completion of the approval process and Daxor believes that the approval process will occur within 1996.

In 1985, the Company established the first facility in the United States for long-term autologous (self-storage) blood banking. The Company began exploring the possibility of long-term storage of blood utilizing freezing technology in 1974. However, market surveys indicated that the public underappreciated the risk free alternative of autologous blood banking because of a misperception that the traditional blood banking system was safe despite evidence that there were many risks from blood transfusions. The blood banking industry is a group of for-profit and not-for-profit corporations whose total revenue is estimated to exceed six billion dollars. These groups have a large financial stake in the continuity of the current system and have opposed the creation of autologous frozen blood banks.

Utilizing cryobiology technology, frozen blood has been shown to be capable of being stored for up to 20 years. The present donor systems of blood transfusions presents risks to those individuals receiving blood. A risk which can be avoided by utilizing one's previously stored blood. There are approximately 12 - 15 million blood transfusions administered annually. One third of the blood utilized in New York City is imported from sources outside of NYS and overseas because of severe shortages. At the present time, an individual has a 1-in-50 chance of contracting hepatitis from transfused blood and a much smaller but still real risk of contracting AIDS. Autologous storage of blood protects an individual against these and other multiple problems associated with transfusions. The concept that the "safest blood is one's own" is specifically endorsed by the American Medical Association, a committee of the National Institute of Health, and transfusion committees of multiple hospitals.

Daxor's Idant division was formed in 1971, and established the world's first human sperm bank for storage of human semen and donor semen for artificial insemination. Idant has provided frozen semen to physicians for use in artificial insemination. The semen was obtained from third-party donors who were anonymous to the recipients. The donors were recruited and screened by Idant with their physical characteristics matched to the extent practicable to the needs of the recipient. Idant also offered its "sperm bank" storage facilities for use by men undergoing vasectomies and patients undergoing chemotherapy and radiation treatment, who are in danger of becoming sterile. This division also has provided fertility testing services. The Company maintains the largest human sperm bank in the U.S.

Since August 21, 1995, the Idant semen bank and blood bank have been operating on a partial storage basis only. On August 21, Daxor's New York State licenses were revoked without a hearing. Some of these licenses date back 25 years and the Company has responded with multiple lawsuits, which are more completely described in the Legal Proceedings section of this report. (Item 3) The Company has been able to ship previously stored client depositor semen specimens, but has not been able to process and/or store new specimens.

BLOOD BANKING

In December 1985, Daxor received the first FDA registration in the U.S. for long-term frozen autologous blood banking. The current donor system of blood banking exposes a transfusion recipient to the dangers of infections such as AIDS and hepatitis. There are over 50,000 cases of hepatitis from transfusions annually despite testing, of which a significant number develop into major illnesses. The current system of AIDS screening does not completely eliminate AIDS carriers as donor; it only reduces the risk of an AIDS carrier donating blood. Other viral diseases, such as the cytomegalo virus, are also transmitted via blood transfusion and are not detected by current screening methods. Blood matching of minor subtypes is never done and an individual has less than one chance in 100,000 of receiving a perfect match from an unrelated stranger. Approximately 5% of all transfusions result in transfusion reactions. Another major problem is the fact that diseases such as hepatitis and AIDS may be undetectable for six months or longer in healthy appearing, infected carriers. In March 1996, the NY Times reported a case of a blood donor infected with AIDS who donated 33 times before his condition was ever detected. Daxor introduced the quarantine the concept, donated blood and sperm specimens are frozen and stored for a minimum of six months and the donor is then retested for infectious diseases such as AIDS and hepatitis before his donation can be released for use. In 1987, Daxor signed the first U.S. corporate cantract with Warner Communications to develop a pool of frozen autologous blood and frozen quarantined donor blood. Frozen quarantined donor blood, is blood from donors which has been stored for a minimum of 6 months and the donors then retested for AIDS and hepatitis. Infected carriers of AIDS and hepatitis may be undetectable by standard antibody tests for periods of up to six months (and on rare occasions even longer). Quarantined frozen blood provides a much safer form of donated blood than refrigerated blood in which the donor is tested once and the blood must be used within 42 days or less. The utilization of frozen quarantined blood also permits transfusion of multiple units of blood from a single donor. This significantly diminishes the risk as compared to when the same quantity is obtained from multiple donors.

Compounding the risks of infection and other complications,is the frequent withholding of blood from severly anemic patients by their physicians because of these known risks of transfusion. It is a common medical practice to replace the first three pints of lost blood with three pints of sterile water or the equivalent. This problem has not been brought to public attention, but is widely known among physicians who have treated patients who have lost blood.
The number of patients who suffer major complications, including sudden death, from under transfusion is unknown but significant.

These complications and problems can be avoided by autologous storage (self-storage) of blood by individuals. The Company believes that a considerable educational process will be required to establish the desirability of autologous blood storage and to overcome opposition to any change in the current blood banking system from established tax-exempt (non-profit) and profit-making entities who have great financial stakes in insuring the continuity of the present donor system. The Company views its entry into this field as a major long-term commitment. The current blood banking system is a monopoly, or semi-monopoly, in most areas and is controlled by tax-exempt organiztions. One such non-taxpayer has "excess revenues" (i.e. profits) in excess of 50 million dollars in a recent year. These organizations, while maintaining a public posture of altruism, have been very aggressive in trying to maintain a monopoly on the supply of blood resources and the income derived from these blood banking activities. In N.Y.S., the prime supplier of blood in the lower NYS, Long Island and NYC region is the New York Blood Center. In the upper region of NYS, the Red Cross is the prime supplier of blood. Some individual hospitals have small in-house blood banks which provide a small portion of the hosptials transfusion needs. All hospitals within the region are dependent for their blood banking needs from the regional blood center structure in their geographic area.

Under the present system, it is a common practice to fractionate or separate whole blood into red blood cells, platelets, and plasma. Plasma contains the clotting elements of blood plus antibodies. Sometimes patients continue to bleed because they are transfused with red cells and salt water and no clotting factors. This can cause a patient to require even more transfusions than if they had been initially transfused with whole blood. Anyone who bleeds loses all of these components simultaneously. However, they regularly receive only partial replcement. As a result, when a patient receives complete replacement of one pint of blood, for example, he could receive red cells from one donor, platelets from another donor and plasma from yet another donor. A patient who requires complete replacemnt of 3 units of whole blood could be exposed to 9 different donors, each of whom is capable of transmitting an infection such as AIDS or hepatitis. The Red Cross and others have claimed that directed donation (i.e. a donation from a known source) is not safer than blood from an unknown source. Under the frozen quarantined blood banking system that Idant developed, directed donations will be far safer - in the example cited, the risk of infection drops from approximately 4% to less than 1/2%. This is because instead of having 9 donors the recipient would receive 3 units of whole blood from one donor. In addition, the risk of sensitization which increases with each donor would also be reduced by the same amount when blood from a single donor is used. Also, the use of doubly tested quarantined donor blood significantly reduces infection risks as compared to single tested donor blood.

Another major problem addressed by Daxor's blood program is the severe shortage of blood. At the present time, 1/3 of the blood and blood products used in the New York region are imported from Europe, and out of state sources. France, Germany and Japan have been rocked by blood banking scandals in which AIDS contaminated blood was transfused despite knowledge by officials that the blood was dangerous. In France, senior blood banking officials have been sentenced to jail terms. The shortage of blood compounded by the risk from blood trasfusion have made it a common practice to replenish individuals who have lost as much as 3 pints of blood with only salt water. In some cases, individuals who have lost as much as 4 pints of blood are replaced only by salt water. The human body, depending on its size, holds only 7 to 12 pints of blood. The practice of replacing blood with salt water, widely known to physicians, is almost unknown to the public at large. This practice of replacing blood with salt water leads to a significant number of unreported heart attacks, strokes, and sudden deaths every year. Some patients who receive salt water instead of blood develop a condition called pulmonary edema, where their lungs fill up with water. Patients who develop these complications rarely have their complications attributed to the severe under transfusion they have received. In the case of sudden death, the autopsy will reveal the heart attack or storke which will usually be listed as the cause of death instead of the real cause, which is inadequate replacement of blood. Blood volume depletion is very difficult to prove as a cause of death. In animals bled experimentally, death comes rapidly and with almost no warning as the brain is deprived of blood, with sudden loss of consiousness followed by sudden death. The practice of keeping patients, including elderly patients, severely blood-depleted, would end if a safe and adequate source of blood were available.

The Company plans to develop a nationwide network of autologous blood banks. This would possibly eliminate the shortage of blood, and the blood would be virtually AIDS-free and would be markedly less likely to transmit infection than the current system of donor blood transfusion. The special features of the Idant blood bank would include quarantined doubly tested frozen donor blood.
The major Daxor advance is the provision of multiple units of donor blood from a single donor. These concepts could provide significant competition for the current blood banking system which has serious risks because diseases such as AIDS and hepatitis may be undetectable for periods as long as six months from infected yndividuals, and occasionally even longer. The Company's concept faces fierce opposition from tax-exempt blood banks which have often held a geographic monopoly postition. (see RICO/Anti trust lawsuit)

In the late 1980's, the use of autologous blood was encouraged by increaing numbers of hospitals. These programs, however, are short-term programs in which liquid blood (unfrozen) is kept up to 42 days prior to use. In these programs individuals who face elective surgery are encouraged to store between 2 - 5 pints of blood in a 5-week period prior to surgery. Some patients are even bled 72 hours prior to surgery. This practice usually results in a patients being operated upon in an anemic (blood-thinned) or blood-depleted state because almost no one is able to replace blood at the rate at which it has been removed. It is gernerally acknowledged that the more blood-depleted an individual is, the greater the risk of a compliction. The decision to operate on individuals in a blood-depleted state is a compromise between increasing the risk of surgery in a blood-depleted stated and the risks from donor transfusions.

It is significant that the FDA guidelines for donors will not permit blood donations more frequently than once in 8 weeks, except in certain circumstances. These new practices of self donation violate these medical guidelines and may place the patients at greater risk than if non-autologous donors had been used.

Under Daxor's program these risks are eliminated by obtaining blood donations which are frozen over an extended period of time, instead of days and weeks just prior to surgery. Therefore, the patient does not become depleted. Patients undergoing surgery who had stored blood under the Company's program would not begin their surgery in a blood-depleted state as contrasted to patients who had their blood taken just prior to surgery.

In 1991, the Company's president, Dr. Joseph Feldschuh, authored a book entitiled "Safe Blood" which was published by the Free Press division of Macmillan Publishers. This book provides a detailed exposition of the problems and risks of the current blood banking system as well as an explanation of the mechanics of a family frozen blood banking program. The book details the use of quarantined donor blood and the advantages of obtaining multiple units of blood from a single donor. The book was specifically written to counter the false and misleading information which is provided to the public by the so-called 'non-profit' blood collecting agencies. This practice of splitting blood into multiple components further increases the risk of multiple exposure for a specific quantity of blood.

The current blood supply is and has been dangerous because there have been no competitive alternatives to the current monopoly structure. A blood transfusion is the most intimate contact one can have with another human being. It is more intimate than sexual contact, yet the public has almost no control or choice from whom transfusions are obtained. At the present time only a few states in the United States have so called "Safe Blood" acts. These legislative changes provide individuals such basic rights as the right to have access to ones own stored blood as well as the right to choose a donor.

In 1993 and 1995, a bill had been introduced in the New York State legislature to guarantee these rights. It was also lobbied against by New York State blood bank regulators. It was blocked by intensive lobbying efforts of the blood banking industry's representatives. This bill, called the Vellela-Weisenberg-Polonetsky Safe Blood Act, will be reintroduced. Presently, in New York, a hospital may take a patient's blood prior to surgery and give that blood to another patient without the first patients' permission even if that patient is left blood depleted. Blood banks may skim off the plasma without a patient's knowledge or permission and transfuse only the red cells. Blood banking monopolies are also protected in many states from liabilities by special blood shield laws which often protect them from lawsuits of negligence and their false claims about the safety of their blood supply. The proposed New York State Safe Blood Act, if enacted, will mandate informed consent disclosure of the risks of transfusion and the alternatives available to a transfusion candidate.

Daxor family blood banking programs provide for donor exposure reduction by the following steps: 1) Storage of an indivieual's whole blood (i.e. both the red blood cells and the plasma). 2) Donor Reduction Program. Utilization of multiple units of frozen blood from a single donor where additional blood is necessary. For example, a person who has stored 2 units of whole blood comprising of 2 units of red ceells and 2 units of plasma could provide that blood to another individual who would be exposed to only a single donor for the quantity of blood which would currently be directed from four separate donors.
3) Utilization of Quarantined Blood. In 1985, Daxor's Idant Laboratory division was the first sperm bank in the United Staes to initiate the concept of quarantined sperm to reduce the risk of AIDS and hepatitis. The public is unaware that the current tests for the AIDS virus does not actually test for the virus, but is only a test for the antibodies to the virus which usually take months to appear. A blood or sperm donor recently infected with AIDS therefore will test negative on the standard test, but will be capable of transmitting AIDS to the recipient of the donation. A blood transfusion recipient receiving blood product from someone infected with the AIDS virus has almost a 100% guarantee of becoming infected. Some of these people, in turn, will infect other members of their family with the AIDS virus. Elizabeth Glazer is an example of a widely publicized case of a woman who received a single AIDS infected unit of blood and then, in turn, infected two of her children. There have been many cases where an individual infected from a transfusion infects other family members.

To prevent this problem, in 1985, Dxor's Idant laboratory division started the first quarantine in the United States (and possibly the world) for sperm donors whereby a sperm donor's semen was stored for a minimum of six months and the donor retested a second time. Most AIDS infected individuals will develop antibodies within 6 months so that a second negative test would indicate that the six month old semen was AIDS free. This concept was adopted by the American Association of Tissue Banks in 1986, and is now the law in states

- - -4-
which regulate sperm banking. In 1987, Idant adopted a similar concept for its blood bank, encouraging individuals to be retested so that their blood would meet the criteria for "quarantined blood". Daxor was the first blood bank in the United States to offer this service. It is the only blood bank in the United States providing this type of blood. At the present time, there is a 95% chance that an individual will require a transfusion within one's lifetime. The utilization of autologous blood storage combined with a quarantined donor blood program, could reduce the risk of donor exposure by over 90%.

There is an important parallel between sperm banking and blood banking. In the 1970's, Idant was alone in advocating frozen semen in the use in artificial insemination. It was not until the 1980's, when the safety and advantages of sperm banks (whereby donors could be properly tested before their semen was released) was appreciated by the general medical community. Today, frozen semen is the standard in the land and the use of untested fresh donor semen is illegal in many states.

To date, privately held blood banking companies focusing primarily on storage facilities have not been profitable. The many factors behind the slow acceptance of the concept have been: 1) Monopoly practices of tax-exempt blood suppliers. 2) The use of exclusive supply contracts of anti trust laws. 3) Relationships between regulators and blood bank monopolies enforcement activities of some regulatory agencies which provide extremely difficult entry barriers to innovators wishing to provide competing or alternative services. Some services such as frozen blood banking which Daxor provides. The passage of "Safe Blood" acts by various states is a major step towards protecting the rights of the public. We believe a federal law will provide uniform protection to patients throughout the United States.

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

In March 1995, Daxor assisted in the development of U.S. Cryobanks of Florida which provides both semen and blood banking. Daxor has a 29% interest in U.S. Cryobanks of Florida, which is under independent management.

Measurement of Human Blood Volume

The diagnostic data to be provided by the Company's blood volume measurement equipment would be usable by physicians in a variety of medical fields, including critical care, cardiology, peediatrics and surgery, to identify and quantify the amount of blood loss the patient has suffered, to determine the percentage of red blood cells or hemoglobin the patient has lost, and to help to determine the need for continuing treatment. An estimated 12 million blood transfusions per year are performed in U.S. hospitals. The Company believes that, if its blood volume measurement equipment were available in a hospital, it would be feasible for the hospital to routinely perform a blood volume test on every patient for whom a blood transfusion appeared to be indicated. Blood volume measurement would also provide a valuable diagnostic tool in treating certain types of heart and kidney disease. At the present time multiple medical conditions are associated with inadequate blood volume and occasionally excess blood volume.

The ability to accurtately measure the quantitiy or volume of blood in an individual would be expected to be particularly useful in surgical situations. The standard methods of estimating the amount of blood an individual has are called the hematocrit or hemoglobin. These tests actually measure the thickness of or quantity of red blood cells in an individual's blood rather than the blood volume itself. Blood is composed of cells, primarily red cells for carrying oxygen, white cells for fighting infections, and platelets, small cells used for clotting purposes. The remainder of the blood is called the plasma, which is primarily water in which are suspended the cells with various clotting factors and special blood proteins. When an individual bleeds, the body will attempt to maintain the same total blood volume by the transfer of water from other parts of the body into the circulatory system. This process causes a thinning of the blood called anemia. The thinning process may take hours or many days to occur, or may never occur completely. When the blood thinning process has not occurred completely, the hematocrit will overestimate the amount of blood the individual actually has.

- - -5-

The more rapid the blood loss, the less likely the hematocrit will reflect the true picture of the patient's blood volume. For example, an individual who has just donated a pint of blood (usually over a 6-10 minute period) obviously has one pint less blood at the end of the donation than at the beginning. Yet a hematocrit measurement at the beginning and at the end of the donation may be almost unchanged, therefore giving no indication that the individual has just lost a pint of blood. Surgery is a situation in which individuals lose relatively large quantitites of blood in a short time. Despite infusion of saline (salt water) and other blood substitutes, the hematoctit is frequently very misleading at the end of surgery as to the quantity of blood lost. Patients may have lost 25 to 35 percent more blood than estimated from hematocrit measurement and the weighing of blood-soaked sponges. Patients losing more than 3 pints may have circulatory collapse when undergoing anesthesia. Even the loss of 1 - 2 pints in an individual with heart disease may have serious consequences.

The Blood Volume Analyzer, BVA-100, will permit patients to have their blood volume measured to within an estimted accuracy of +2% prior to surgery. It will also permit estimates of +5% during surgery within 20 minutes and +2% within 35 minutes.

The instrument will also calculate the normal blood volume for a specific individual. The normal blood volume for an individual is related to a complex interplay of height and weight. The instrument will provide these calculations. The instrument will calculate the deficit of excess of both the red cells and the plasma. The provision of this type of data in the opinion of the Company will provide critical information in a timely fashion not only in surgery but in other conditions such as heart failure and kidney failure.

The Company has developed a special injection kit which is used with the machine for each test. The injection system provides a quantitative highly precise injection. The system can be used in this situation where a precise injection is needed. The injection system received the first United States patent ever issued for such a kit on March 20, 1996. The Company, in 1991, recived a U.S. patent on the instrument itself, 12 European patents the following year and a Japanese patent on March 26, 1996. The Company is awaiting approval of the Iso-Tex Diagnostics, Inc. to manufacture Albumin I-131. The isotope itself has been previously approved by the F.D.A. for the measurement of human blood volume. Approval is needed for this specific manufacturing facility (Iso-Tex). The instrument could theoretically be used without the kit, but then the user would need several hours to obtain results. In addition, the costs of preparing a kit substitute would most likely be greter to any user than the purchase cost of the kit itself. The cost of a kit to hospitals is estimated to be about 1/5 of the cost which a hospital would charge for the test.

The Company believes that the most significant market for its blood volume measurement equipment consists of the approximately 8,000 hospitals and large clinics in the United States and other hospitals outside the U.S. The Company believes that there is an international market of 10 -14,000 potential users of its BVA-100. In addition, many physicians conducting extensive practices in cardiology, radiology or internal medicine might purchase equipment and related test kits for diagnostic use.

The Company plans to demonstrate its blood volume equipment at trade shows across the United Staets and to market the equipment to the nation's hospitals on both an outright sale and lease basis. The Company will use its own capital to develop lease programs where hospitals will not purchase the equipment, but will commit to use a minimum number of kits per week. This marketing approch has been successfully used by other medical technology equipment manufacturers. The Company may possibly be in a position to market the BVA-100 overseas before final approval in the United States. In ddition, the Company may attempt to enter into distribution contracts with one or more large hospital supply companies. The Company will train hospital technicians to utilize its products and expects to supply test kits to users of its equipment on a continuing basis.

The Company will initially manufacture its instrument on a subcontract basis.
It plans to establish service centers and currently plans to manufacture its own kits.

Patent and Copyright Protection

The Company in 1991, after a five-year application period, received a United States patent on its Blood Volume Analyzer (BVA-100). This is the only patent ever issued for an instrument dedicated to the measurement of the total human blood volume for a specific individual. In 1992, the Company received a European patent covering 12 countries. On March 26, 1996, the Company received a Japanese patent for the BVA-100. The patent application was originally filed in 1989, and is the first patent ever issued in Japan to measure human blood

- - -6-
volume. The Japanese patent provides protection until the year 2009. The instrument is designed to work with an injection kit to be manufactured by the Company. It is theoretically possible to use the blood volume analyzer without the kit by preparing the reagents used for the test. However, the cost and time for such preparations would be uneconomical and it is unlikely that a puchaser of the instrument would use it without purchasing the reagent kit. On March 20, 1996, the Company recived approval for its U.S. patent application for its injection kit, which is specifically designed to be used with the in instrument. This is the first US patent ever issued for a system which permits a fixed quantitative amount of isotope to be injected for diagnostic purposes. The injection system was specifically designed for use with the BVA-100. However, it can be used for other diagnostic test purposes where a precisse complete quantitative injection of a diagnostic reagent is required. Patent protection will extend for 17 years from the official date of issuance, which is expected to be within the next 60 - 90 days. The Company has explored a number of variations of the kit and recently successfully completed key tests on the final version of the kit.

Idant Laboratory Division

Idant pioneered both the technology and the commercial application of long-term preservation of human sperm for use in artificial insemenination. The division has provided frozen semen and services to physicians worldwide. As of February 1, 1996, Idant held approximately 55,000 human semen units in long-term storage at its central New York City facility. The Company maintains the largest human sperm bank in the U.S. A decrease in the number of adoptable children because of increased birth control and abortion has contributed to an increase in the number of patients and physicians seeking to utilize donor semen collected and stored by Idant in its sperm banking facilities.

Use of Frozen Sperm for Artificial Insemination by Donors

Idant, in 1985, was the first semen bank to institue an AIDS quarantine period for frozen semen. In 1989, New York State and a number of other states enacted laws requiring sperm banks to freeze and quarantine sperm for a minimum of six months with donors being tested at the beginning and at the end of the six-month period. By storing semen from a large cross-section of sperm donors, Idant can closely match the physical characteristics of the sperm donor (the Company maintains a complete physical description of each donor on file and matches multiple physical characteristics and additional special characteristics sought by the family) to those of the sterile father. The Company also provides, on request, special screening for rare hereditary recessive genetic traits. The increased likelihood of a child who resembles his reipient father cn make the child, who results from atrificial insemination, much more psychologically acceptable to the father. In February 1988, the Centers for Disease Control and the American Fertility Society both officially endorsed frozen semen as the only recommended form of semen for use in artificial insemination.

By eliminating the requirement of immediate donor availability, a physician utilizing frozen semen can more precisely match ovulation and insemination times. In addition, the use of frozen semen may enable a couple to utilize the same donor for future children, regardless of the availability of the donor at the time they desire a future child.

The Company is very selective in its choice of donors and estimates that only 5
- - - 10 percent of all donors are ultimately accepted as semen donors. Idant recruits these donors from the approximately 130 colleges and schools of advanced learning in the New York metropolitan area and does not accept donors from the public at large. Prospective donors are also screened on the basis of a three-generation family medical history and a battery of over 30 blood tests, including tests for AIDS and multiple forms of hepatitis. All semen specimens are checked for vibility of sperm, cultured to insure germ-free condition and screened for various forms of hereditary and metabolic disorders. Idant also screens semen for genetic diseases common to persons of the prospective donor's racial or ethnic background. The Company, upon request, also screens for rare genetic traits. Doctors who use fresh semen face potentially large lawsuits from patients who become infected. Fresh semen always involves the risk of infection.

The FDA is now instituting semen bank regulations and is expected to restrict the use of fresh donor semen, except for very special situations.

Storage of Sperm for Personal Use

- - -7-

The Company's sperm bank facilities contain stored sperm which should remain viable for many years. Semen stored for 23 years, at minus 321 degrees, has shown minimal change (the Company has had documented normal births from semen stored 16 years). The Company's facilities are used by men who, for a variety of reasons, anticipate imapairment of their ability to father children and by men who have been found to be marginally fertile. These men may now be able to have children by use of techniques that increase their fertility by treating their sperm to artificially inseminate their partners. The facilities are also used by men who plan to undergo steriliztion by vasectomy, but who believe that they might desire children in the future. Artificial insemination using stored sperm is much more effective and less expensive than present techniques of vasectomy reversal. In addition, patients with a variety of diseases, including many types of cancer, store semen prior to undergoing treatment by chemotherapy or radiation. By utilizing cryogenic preservation facilities, these patients, who are frequently in their teens or twenties, will be able to father their own children after treatment despite the high risk of sterility and birth defects associated with treatments. The Company receives referrals for these services from multiple sources, primarily physicians.

Different technologies and methods have been used for freezing semen. Historically, sperm banking had a poor reputation for effective preservation of human semen. However, the Company's preservation techniques and methods overcame the difficulties associated with freezing human semen. Dr. Jack Shuber of Mount Sinai Hospital in Toronto reported almost identical pregnancy rates withfrozen semen as with fresh semen based on treatments of 193 patients verifying the effectiveness of Idant techniques. In addition, Dr. I. Ray King of Knoxville, Tennessee, completed an independent study which showed markedly higher pregnancy ratios in artificial inseminations using Idant semen as opposed to semen obtained from a competing semen bank. In Dr. King's study, Idant semen produced a 17.5% rate of pregnancy per insemination cycle and a 67.1% cumulative percentage of pregnancies over 11 cycles, as opposed to results of 10.3% and 42.3%, respectively, for its competitor. These results are significant when compared to studies using frozen semen from a variety of sources, which showed pregnancy rates from artificial insemination by thawed donor sperm to be much lower than results of artificial insemination by "fresh" donor sperm. Idant periodically spot-checks its bank storage to test viability of selected specimens of stored semen; results of these spot-checks have shown sperm samples held in excess of 23 years to have almost no loss in vability or change in condition.

A major recent development has been the ability to achieve pregnancy by injecting a single sperm into a human egg. The fertilized egg is then placed within the uterus. This means that individuals with very low sperm counts may still be able to have their own children.

The Company is engaged in an area which requires a high degree of diligence.
The Company utilizes a semen identification and quality control program which has 21 check points for identification and verifiction from the time the specimen is received from a patient storing his specimen and its eventual use by the patient's wife. A key part of the identification system is a numbering and labeling system in which the patient's specimen receives a unique (used only once) code number. The patient participates in the identification and labeling of his own specimen. This unique number is placed on the patient's aluminum storage canister and on the plastic straw containers which contain the patient's semen. The patient collects his semen in a special container with this code number. The patient's semen is mixed with a cryoprotective agent which prevents damage when the specimen is frozen. There is only a single physical transfer from the collection container to the storage straws. There are a total of 21 check points before the specimen is ready for long-term storage. Idant's system is designed so that the original storage straws can be used diretly for insemination. When specimens are shipped to the physician there are an additional five chick points with two (2) initial checks at the time of recipt of the specimen. Prior to use the physician should go through another triple check: (a) the shipping documents (b) the tags on the semen holder which contain the patient's code number, his name and social security number and most significantly, (c) the plastic straws themselves. In fact, patients can participate with their physician in this checking process. Utilized as designed, the Idant semen collection system is virtually fool-proof.

Proprietary Technology and Procedures

The Company uses a customized carousel canister system in its sperm bank storage system. This permits retrieval of specimens from lower levels without removal of upper specimens. Only a few other sperm banks in the U.S. are known to have such a system. Most other banks use a "rack and cane" pull-up system which requires removal of upper specimens from the tank to retrieve specimens at lower levels. In such a bank, a specimen may be exposed to a tmeperature change of

- - -8-
minus 321 degrees F (the temperature of the liquid nitrogen) to room temperature of 78 degrees more than 100 times during its storage lifetime. This will result in a gradual degradation of the specimen. In the Idant system the specimen remains under liquid nitrogen almost continuously while in storage.

Research into preservation of human sperm has shown that without tightly controlled conditions, a marked drop-off in viability of sperm (i.e. the number of live, active sperm in a sample which could be expected to fertilize an egg) occurs within one to two years of storage. In addition, frequent handling of specimens decreases the viability of sperm. Based on this research, Idant utilizes a non-patented proprietary technique of staged freezing combined with the use of Cryopreservation agents, prior to storage of the semen in liquid nitrogen at minus 321 degrees F. Levels of liquid nitrogen in its sperm bank storage tanks are continuously monitored. The liquid nitrogen tanks can maintain their temperature for over one week without additional liquid nitrogen. The Company has tecnicians on call during night hours as back-up for emergencies. The freezing sytems do not require electric power for maintenance of temperature levels. In addition, the Company has established and follows a ' complex procedure for collection, processing and retrieval designed to minimize the handling of specimens. The Company also uses liquid nitrogen in connection with its quality control and strict adherence to shipping, storage and handling procedures designed to minimize the exposure of its stored sperm to changes which would impair viability are major reasons for Idant's recognition in the industry as the major source for effective, viable frozen semen.

Marketing

Idant markets its services directly to physicians, primarily through attendance at medical trade shows and conferences at which its services are described. In addition, Idant offers education seminars in the use of frozen semen and advances in artificial insemination to medical and technical audiences and participates in numerous medical conferences. The Company's work in both semen preservation and blood banking has been featured multiple times on all national television networks as well as international networks and in the national magazine and major newspapers.

Consultation, Labortory Management and Training Program

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

Competition

The medical technology market is intensely competitive. There are, however, no competing instruments manufactured or marketed which perform semi-automatic blood volume analysis, such as the BVA-100. The Company believes that its receipt of a United States, European and Japanes patent for its Blood Volume Analyzer provides significant protection against any future portential competition in the blood volume ananlysis field. The receipt of the U.S. patent for the injection kit system provides significant additional protections as the Company believes that the kits will be a major source of revenue. The Company believes that its main hindrance to market acceptability will be the need to demonstrate that its blood volume measurement equipment is capable of producing accurate data on a cost effective basis. Test kit costs will be modest relative to cost of a trnsfusion and the critical information derived from the test.

There are at least 150 sperm banks in the United States operated by either commercial entities or by academic institutions. The Company believes that increased public awareness of the efficacy of frozen semen stored by it along with recent medical journal articles emphasizing the necessity of or careful screening of donors for artificial insemination will result in an increasing use of frozen semen for this purpose. The Company believes that Idant's reputation has been damaged by the false charges of the NYSDOH. The Company believes that the effects of its RICO/Anti trust lawsuits will enable us to regain a significant portion of its former clients, when Idant's full licenses are reinstated.

- - -9-

Blood banking services are provided by a broad spectrum of organizations. Approximately one-half of the blood supply used for transfusions is supplied by the American Red Cross and its branches. The other portion is supplied by various other tax-exempt and for-profit organizations. Some hospitals operate their own donor services, but require the services of outside vendors such as the Red Cross for adequate supplies of blood products. The current practice in the blood banking field has been to split blood into various components such as red cells, platelets and plasma, which are then sold as separate units. Components of the plasma are usually sold to pharmaceutical companies which manufacture separate clotting and diagnostic factors. In many regions, blood banking is a monopoly or semi-monopoly structure. Blood banks almost unifomly do the minimum required testing on collected donor blood. Hospitals usually have one primary supplier and occasionally supplemental suppliers of donor blood. Many hospitals are very dependent on their primary geographic supplier of donor blood. The primary supplier is usually a monopoly, which may have exclusive contracts with the hospitals that they supply. Patients have almost no choice with respect to storage of their own blood prior to needing a transfusion for elective surgery. The blood banking industry has historically been opposed to the concept of frozen autologous storage of blood, even during a period when 1 in 10 transfused patients contracted hepatitis. The development of frozen autologous blood banking and quarantined frozen blood banking programs by tax paying corporations such as Daxor has been met by an extreme hostile response from the monopolistic controllers of donor blood. The advent of frozen autologous blood banking poses a fundamental threat to the staus quo of the current donor blood industry. These organizations, as far back as 1983, conducted internal reviews of the amount of income that they would lose for each percentage of the population that elected to store their own blood. Blood banking organizations have repeatedly made false claims concerning the availability of stored frozen blood. The New York Blood Center is the primary supplier of blood in lower NYS and the Red Cross is the primary supplier in the upper region of NYS. A number of hospitals maintains a small in house blood bank to supplement their blood supply which are inadequate for their internal needs. Therefore, they are very dependent on their blood suppliers.

Daxor's program of quarantined donor blood and multiple units of donor blood from a single donor provides a basic fundamental threat to the existing blood banking system. Frozen blood banking incorporating quarantined blood and multi-unit single donor blood is demonstrably far safer than the existing blood banking system.

Daxor believes that it has been extensively damaged by the collusive actions of the New York Blood Center and key members of the blood banking regulatory agency of New York State Department of Health (NYSDOH).

Daxor believes that the availability of safer frozen blood to the public, utilizing either autologous blood or quarantined donor blood, would result in a basic chnge in the blood banking system. Sperm donors are usually paid. Sperm banking operates at a much higher level of donor testing safety and donated sperm is now usually quarantined at all AATB member sperm banks. The advent of quarantined frozen blood with paid donors could have a negative financial impact on tax exempt organizations which rely on free donors. Fifteen years ago, the majority of semen donations for artificial insemination derived from utilization of fresh semen with limiting testing of donors. Today, almost all donor semen is derived from frozen donor semen which has been quarantined for a minimum of six months and the donor retested. Despite the advantages of frozen blood programs, such as Daxor's, more than 99% of all donated blood used for transfusion is derived from refrigerated blood and transfused in under 42 days and where the donor has only been tested initially.

The Company is aware of two other lawsuits instutited by small private blood banks against the Red Cross. A successful conclusion of the Company's anti trust suit against the New York Blood Center will enable the Company to provide blood transfusion products that are clearly safer.

Regulation

The Idant Sperm Bank was first licensed by New York City in 1971, and its Blood Bank in 1985. In 1989, Idant's blood bank was temporarily closed for four months after a number of false charges by an inspector of the New York City Department of Health. Following a hearing in the fall of 1989, Idant had its full Blood Bank license restored by the New York City Department of Health. The City inspector primarily responsible for the false charges against Idant took the Fifth Amendement against self-incrimination five times just prior to the hearings being stopped by mutual agreemtnet; he was later dismissed. The New York State Department of Health unexpectedly removed Idant's state permit in January 1990, just after New York City had restored its blood banking permit. The Company has retained attorneys to obtain full state licensing. The Company

- - -10-
believes that the difficulties with the New York State Department of Health (NYSDOH) are the result of a concerted effort by a combination of key regulators acting in conjunction with a major blood banking semi-monopoly system to destory Daxor's frozen blood banking program. In 1987, the signing of the Warner Communication contract for qurantine frozen blood and autologous blood provided for the development of frozen quarantined blood pools. This concept, if successful, would have a major financial impact on the New York Blood Center and any other blood banking semi-monopoly. The Company's president, Dr. Joseph Feldschuh, has been an outspoken critic of the blood banking establishment and has written a book entitled "Safe Blood" published by the Free Press division of the Macmillan Publishing Company which details deficiencies in the current blood banking system.

In NYS, blood banking and semen banking are under the control of Dr. Jeanne Linden. Blood banking regulations are developed by a quasi governmental body, the Council on Human Blood and Transfusion Services, which enacts blood banking regulations. Individuals such as Dr. Celso Bianco of the New York Blood Center, representatives of the Red Cross, and advisors to these organizations serve on this committee. One member of the Council on Human Blood and Transfusion Services told Dr. Feldschuh in 1988, that Idant would be put out of business. Since 1985, Idant has been inspected annually by the FDA and continously approved for operation, inspected by New York CIty since 1985, and approved annually, and has been inspected and accredited by the American Association of Blood Banks annually since 1986. Since January 1990, the state has blocked renewal of laboratory license and issued a providional semen bank license. Despite approval from the other aforementioned organizations, the NYSDOH has repeatedly denied Idant's licenses. The Company operated legally on the basis of its New York City licenses. In response to the repetitive denial of its state license, the Company istituted a number of legal actions. In 1994, the New York City and State licensing functions were merged and the state assumed sole control of all licensing. The background of the state's actions have been extensively described in a 2nd quarter 1995 special report that was issued to shareholders. (see Legal Proceedings section and 2nd quarter special report)

On August 21, 1995, Daxor was ordered to close all of its facilities, including its blood bank without a hearing. This action was a culmination of a campaign dating back to at least 1989, to terminate Daxor's blood banking services. Daxor iniated a $100 million RICO/Anti trust suit against a number of key officials in both the city and state Departments of Health and Dr. Celso Bianco from the New York Blood Center. Daxor also instituted an immediate appeal. Daxor has tape recordings documenting perjury by inspectors of the NYSDOH and also has extensive evidence of falsified inspection reports.

The August 21, 1995, closure order by the State Health Department attempted to force the 3,000 blood and semen depositors to transfer their semen and blood specimens to another facility within 30 days of the closure order or have said specimens destroyed. A class afction suit was institute on behalf of the depositors which prevented this from taking place. On January 29, 1996, the Company had a hearing in the Appellate court concerning the issue of revocation of its licenses without a hearing. A decision is pending.

Daxor has maintained that when the city and state licnsing functions were merged, that the Company was entitled to a state license or else a hearing on the basis for the denial . The Company believes that it has been the victim of collusive action by members of the regulatory agency which is partially controlled by monopolistic competitive blood banking organizations. These organizations would face a major change to their basic operations if Daxor's frozen blood programs become widely accepted.

The Idant Semen Bank has been the subject of a separate hearing concerning a 1993, inspection during which the department claimed that men storing semen to have their own children with surrogate mothers were a form of directed donors. The men in question had voluntarily undergone 40 tests, including tests for infectious diseases such as AIDS and hepatitis. Sperm donors require only 9 blood tests, including tests for infectious diseases such as hepatitis, by the NYSDOH. The 40 men in question had 10 different hepatitis blood tests, rather than the three recommended by the NYSDOH. Despite agreeing to classify future individuals who were actually having their own children s directed donors, the Company was charged with not testing donors and was deemed to be "beyond rehabilitation" by an administrative court judge who is an employee of the department. The department admitted that in Idant's 25-year history that in which it has handled approximately 600,000 specimens, they are unaware of anyone contracting infection from semen stored at Idant or that Idant had ever shipped out anonymous donor semen that was not tested. This case which was also by coincidence decided on August 21, 1995, is currently under separate appeal.
With respect to the blood bank, in its 10-year history, Idant has never shipped

- - -11-
out a unit of infected donor blood. The Company has also formally reapplied for its semen bank license and believes that the vigorous legal actions that it has taken will result in a restoration of its licenses.

The Company was inspected by the FDA in May 1994, February 1995, and February 1996, and had no violations noted. The Company has applied for an FDA interstate license for the shipment of blood. The Idant blood bank is subject to inspection and regulation by the FDA. Idant has been inspected annually since 1985, by the FDA and received the first FDA registration for a frozen autologous blood bank in the United States. The FDA has two levels of inspection and approval. A blood bank operating primarily within a state is inspected, and if approved receives a "registration certificate". A blood bank which ships blood interstate and is a manufacturere of blood components must receive an interstate license. Interstate licensing inspections and requirements are particularly intensive with respect to documentation requirements. Members of the New York State Department of Health have claimed that Daxor cannot ship autologous blood outside NYS without an interstate license because it has only a FDA registration. The majority of NYS blood banks have only a FDA registration and not a license. The FDA has specifically informed Daxor that it can ship autologous blood interstate without a license and that it can ship special directed donor blood (such as quarantined donor blood) without an interstate license in the event of a docuemnted emergency.

The development, testing, production and marketing of medical devices are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act, and may be subject to regulation by similar agencies in various states and foreign countries. The governing status and regulations generally require manufacturers to comply with regulatory requirements designed to assure the safety and effectiveness of medical devices. The key factor behind the delay in the Company's Blood Volume Analyzer has been the lack of availability of Albumin I-131. The Company's BVA-100 will require separate FDA approval by its medical device section. The Company's BVA-100 will be filed under a form 510(K), such approval processing usually require less than six months for approval from date of filing.

Employees

On March 20, 1996, the Company had 35 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Item 2.  Properties

In February 1992, the Company signed a thirteen year lease for a new facility at the Empire State Building. The initial space was for 6,000 square feet, with option provisions in the lease for up to 24,000 square feet. Future minimum rental payments under this non-cancelable lease are as follows: 1996 - $168,832, 1997 - $168,832 and 1998 - 168,832. The lease also contains CPI escalation clauses. The new facility was completed in July of 1992 and the Company moved in that same month. In March 1994, the Company obtained an additional 1,000 square feet of space.

In February 1996, the Company incorporated Daxor Health Services, Inc. a wholly owned subsidiary in Florida. Daxor acquired a 25% interest of Therapeutic Rehabilitation Services, a privately held Florida company engaged in rehabilatative services.

Item 3.  Legal Proceedings

The Company, as a result of the Resimmo offer in July 1992, has had two class action lawsuits initiated against it. One group of investors who purchased stock allege, in essence, that Ressimo was non-existent, and that the offer was concocted by the Company's president, Dr. Joseph Feldschuh, and Ex-Vice President, Allen Gelb. Dr. Feldschuh had never sold any shares of Daxor in the 18 year period prior to the offer, including the period up to the time when the offer was withdrawn by Resimmo. The second action is by a group of investors who sold the stock short and also claim that Resimmo is non-existent, but names all officers and a single director. The Company believes there is no merit to these lawsuits.

In 1994, director Stephen Moss who was the only member of the board of directors who sold any stock during the period in question, had the charges against him dropped. All other members of the Board and executives named, neither bought nor sold stocks.

The Company is considering instituting legal action to countersue the claimants for frivolus claims. The Company feels that the above lawsuits are without merit.

- - -12-

The Company is involved in several proceedings with the New York State Department of Health relating to its licenses to operate a laboratory and sperm and blood bank. These actions are as follows:

     1. Idant Laboratories, et al. v. State of New York Department of Health, et al. (Supreme Court, New York County; Index No. 105052/94). Idant commenced suit challenging the State Health Department's denial of Idant's clinical laboratory and blood bank licensure operations for the periods including 1991 - 1993. By decision and order dated April 13, 1995, Justice Freeman denied Idant's petitions. A notice of appeal has been filed and motion to expand the time to file the appeal has been filed.

    2. Daxor Corp., et al. v. State of New York Department of Health, et al. (Supreme Court, New York County; Index No. 131181/94). This matter was instituted by Daxor challenging the constitutionality of the State Health Department's semen bank regulations. By decision and order dated April 26, 1995, Justice Harold Tompkins denied the motion of the State Health Department to dismiss the complaint and declined Daxor's request to convert the State Health Department's motion to one for summary judgment. The proceeding remains ongoing.

   3. Daxor Corp., et al. v. State of New York Department of Health, et al. (Supreme Court, New York County; Index No. 10754/95). This proceeding was instituted by Daxor to challenge the detemination of the State Department of Health to revoke all the determination of the State Department of Health to revoke all licenses issued to, and to deny all licensure applications for, Daxor's New York health care facilities. The Court (Tompkins, J.) heard argument on the petition on June 23, 1995, and by decision and order dated July 17, 1995, denied Daxor's application. An appeal from that decision was filed on November 6, 1995, with the Supreme Court, Appellate Division, First Department. The appeal was argued before the February Term of the court. The matter is pending a decision.

4. Daxor Corp., et al. v. Linden, New York Blood Center et al. (United States District Court, Southern District, Case No 95 Civ. 7847 [KTD]). Daxor instituted an anti trust, Racketeering Influenced Corrupt Organizations Act and a $100 million action pursuant to 42 USC S 1983 for violations of its civil rights. This action alleges that the New York Blood Center with the other defendents engaged in predatory monopolistic actions to prevent the implementation of Daxor's frozen blood programs. The lawsuit also alleges that various members of the NYSDOH actively consipired with the New York Blood Center and other members of the blood banking community to drive Daxor's blood bank out of business. The defendants filed motions to dismiss the complaint. The matter is pending a decision by the court.

5. Daxor, et al. v. Amy Clyde, et al. (Supreme Court, New York County; Index No. 122486/95). Daxor instituted an action for defamation against Amy Clyde, the author of the article, and K-III Corp., the owner of the New York Magazine, which published the defamatory article. This proceeding remains ongoing.

6. Daxor, et al. v. State of New York, (Court of Claims; Claim No 90213). Daxor instituted a claim for defamation against the State of New York resulting from the dissemination of false information regarding Daxor to the media. This claim remains ongoing.

7. Daxor and Yaker, et al. v. DeBuono, (Supreme Court, New York County; Index No. 122486/95). Justice Cohen. This is a class action instituted by tissue depositors of Daxor against the Department of Health from mandating the removal of the class' property from the Daxor/Idant blood and semen bank premises. A hearing has been scheduled for May 3, 1996, before Justice Stuart Cohen.

8. Idant v. DeBuono, (Supreme Court, Albany County; Index No. 471/96). Justice Canefield. This is a petition instituted pursuant to CPLR Article 78, appealing the decision of the New York State Department of Health for revoking Idant's Semen Bank license. The basis of this action is that the Department of Health revoked the license in violation of Public Health Law section 4366. The matter was argued and submitted to Justice Canefield and a decision is pending.

9. Idant v. The Department of Health of the City of New York, (Supreme Court, Appellate Division, First Department; Index No. 123218/94). This action is an appeal of the City Department of Health's decision to prohibit Daxor from performing Semen Analysis. This matter was argued before the February Term of the Appellate Division. A decision is pending.

10. Gregory Pollinger v. Joseph Feldschuh, Idant Laboratories and Daxor Corporation, (Supreme Court, New York County; Index No. 122560/95). A Daxor semen bank depositor brought suit, alleging that his semen stored at Daxor is no

- - -13-
longer viable. The plaintiff complaint does not allege a dollar amount in the ad adamnum clause. The standard Semen Depositor contract, that the Plaintiff signed, specifically states that Daxor cannot guarantee the viability of the semen and that there are no warranties, expressed or implied. Based upon the clear language of the contract, the Company believes that Plaintiff's action is without merit. Examination of the client's semen at an independent facility documented that the specimen was still viable. The Company believes this suit is without merit and may countersue for a fivoulous claim.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter on 1995.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock is traded on the American Stack Exchange under the symbol DXR.

1994
                                           High               Low
                                          ------             -----
First Quarter.......................       8 1/8              5 3/4
Second Quarter......................       7 1/2              6
Third Quarter.......................       6 5/8              5 7/8
Fourth Quarter......................       6                  5 1/2

_____________________________________________________________________________

1995
                                          High                Low
                                         ------              -----
First Quarter.......................      8 7/8               5 5/8
Second Quarter......................      7 1/8               5 7/8
Third Quarter.......................      7 1/4               6 1/4
Forth Quarter.......................      7 1/4               6

On March 26, 1996, the Company had approximately 605 holders of record of the Common Stock. The Company believes there are approximately 25000 beneficial holders.

The Company has never paid any cash dividends on the Common Stock. Any future dividends will be dependent upon the Company's earnings, financial condition and other relevant factors.

- - -14-

Item 6. Selected Financial Data

The folllowing table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements and notes thereto, from which these data were derived, included elsewhere in the report.

Selected Operations:
Statement Data:

                                    Year Ended December 31,
                ----------------------------------------------------------------
                     1995          1994          1993       1992        1991
Operating revenues $1,863,552   $1,844,418   $1,926,415   $1,967,588 $1,970,325
Dividend income     2,209,962    2,157,735    2,164,691    3,035,478  1,967,930
Gains (losses) on
sale of investments   674,421      584,982      708,407    1,128,650 (3,394,562)
                     ---------   ----------   ----------  ----------  ----------
Total revenues     $4,748,935   $4,587,135   $4,799,513   $6,131,716 $  543,693
- - --------------------------------------------------------------------------------
Costs and Expenses:

Operations of
 laboratories       1,041,275   1,016,832       988,401      867,994    867,760
Selling, general
 and administrative 2,369,660   1,585,533     1,309,105    1,137,647    920,932
Interest expenses, net
 of interest income  (113,973)     11,116       181,353      392,591    577,697
                   -----------  ----------    ----------   ----------  ---------
Total costs and
 expenses           3,296,962   2,613,481     2,488,859    2,398,232  2,366,389
- - --------------------------------------------------------------------------------
Net income or (loss)
before income taxes 1,451,973   1,973,654     2,310,654    3,733,484 (1,822,696)
Provision for
 income taxes         164,858     165,519       160,309      302,424     36,431
                   -----------  ----------    ----------   ---------- ----------
- - --------------------------------------------------------------------------------
Net income         $1,287,115  $1,808,135    $2,150,345   $3,431,060 (1,859,127)
                   ========== ===========    ==========    ========= ===========
- - --------------------------------------------------------------------------------
Weighted average of
 shares outstanding 4,872,481   5,122,188     5,154,955    5,179,305   5,245,363
                    ---------   ---------     ---------    ---------   ---------
- - --------------------------------------------------------------------------------
Net income per common
 equivalent share     $ 0.26     $ 0.35         $ 0.42      $ 0.66     ($ 0.35)
                    =========   =========     ==========   =========   =========

- - --------------------------------------------------------------------------------
Selected Balance
Sheet Data:

                                    Year Ended December 31,
                  --------------------------------------------------------------
                     1995         1994          1993        1992         1991
                    ------       ------        ------      ------       ------
Working capital  $31,598,345  $28,739,806 $23,966,425  $20,586,020  $18,976,739
- - --------------------------------------------------------------------------------
Total assets      37,744,621   35,012,638  29,112,282   32,634,921   29,205,570
- - --------------------------------------------------------------------------------
Total liabilities  5,691,790    5,813,458   4,681,643   10,339,973   10,107,865
- - --------------------------------------------------------------------------------
Shareholders
 equity           32,052,831   29,199,180  24,430,639   22,294,948   19,097,705
- - --------------------------------------------------------------------------------
Return on equity*      4.41%        7.40%       9.64%       17.97%      (8.85%)

* Return on equity is calculated by dividing the Company's net income for the period by the shareholders' equity at the beginning of the period.

- - -15-

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
- - --------------------------------------------------------------------------------
GENERAL
- - --------------------------------------------------------------------------------
Idant Laboratories contributed 85%, 82% and 82% of operating revenues in 1995,
1994, and 1993, respectively with the remainder coming from contract laboratory work.  The Company has been injured by false claims by New York State Health
Department Officials concerning its anonymous semen donor program.  The August
21, 1995, closure order by the NYSDOH without a hearing on alleged violations unrelated to Idant's semen or blood bank has had a negative impact on the
Company's revenues and earnings.  The Company has continued to receive income from its storage clients of semen and blood deposits, but has been limited in its ability to ship donor semen.  The Company also has received no revenue from satellite laboratory, which contributed approximately 15% to revenues prior to the closure order.  The summary closure order is currently under appeal before the Appellate Court.  If the Company is successful on its appeals, it is believed that the Company's laboratories will become fully functional.  A number of other legal actions, including a RICO/Anti trust suit have been initiated against the New York Blood Center and a number of key NYSDOH officials.  If the
Company prevails in its suit, the Company could receive recovery of legal fees and monetary compensation for lost business.  The Company in 1995, acquired a
29% interest in U.S. Cryobanks in Altamonte Springs, Florida, a suburb of
Orlando.  In February 1996, the Company acquired a 25% interest in Therapeutic
Rehabilitation Services and incorporated Daxor Health Services, Inc. in Florida.
- - --------------------------------------------------------------------------------
YER ENDED DECEMBER 31, 1995 AS COMPARED TO DECEMBER 31, 1994
- - --------------------------------------------------------------------------------
Total revenues we $4,748,935 in 1995, up from the $4,587,135 reported in 1994.
Dividend income earned on the Company's securities portfolio was $2,209,962, an increase from the $2,157,735 reported in 1994.  Gains on the sale of investments were $607,163 in 1995 as compared to $435,198 in 1994.  Net income before income taxes was $1,451,973 in 1995 vs. $2,613,481 in 1994.
- - --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO DECEMBER 31, 1993
- - --------------------------------------------------------------------------------
Total revenues were $4,587,135, down from the $4,799,513 reported in 1993.
Dividend income earned on the Company's securities portfolio was $2,157,735, a decrease from the $2,164,619 reported in 1993.  Gains on the sale of investments of $435,198 in 1994, as compared to gains of $1,419,360 in 1993.
Net income before income taxes was $1,973,654 vs. $2,310,654 in 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

The Company continues to maintain its diversified securities portfolio comprised primarily of high-yielding electric utility preferred and common stocks. The income derived from these investments has helped to offset increases in operating, selling and gerneral and administrative expenses and thus to maintain or fees at a competitive level. The portfolio also provides for the availability of funds as needed for new projects and the expansion of existing sources of revenue.

At December 31, 1995, the Company's short term debt was $1,536,609 vs. $3,864,605 in 1994. At year end 1995, shareholders' equity was $32,052,831. At year end 1995, shareholders' equity was $32,052,831. At year end 1994, the Company had shareholders' equity of $29,199,180. At year end 1993, shareholders' equity was $24,430,639. Shareholders' equity has thus increased $7,622,192 over the two year period from year end 1993.

- - -16-

The Company has been blocked from proceeding towards approval of its Blood Volume Analyzer because of the lack of availability of an FDA approved supplier of Albumin I-131. In early 1994, the Company acquired the rights of reference to FDA-approved NDA's from two former manufacturers of Albumin I-131. The Company could become a manufacturer of the isotope and subcontract part of the process. The Company believes that Iso-Tex Diagnostics will soon receive FDA approval for this isotope and the Company would therefore develop its own kit production facility. The Company plans to offer to lease, as well as sell, its Blood Volume Analyzer (BVA-100) and could use its internal funds to provide some leases if an independent leasing agent were not available.

The Company plans to develop a comprehensive national network of autologous blood banks. A victory in the anti trust action would be important in the timing of such a decision. Should these plans proceed, the Company might require additional financing to sustain such operations until they become profitable, although present captial is sufficient for the initial pahses.

Year end 1995, finds the Company in a satisfactory financial position with adequate funds available for its immediate anticipated needs. However, should the opportunity arise for the Company to proceed with is planned expansion as a nationwide network of blood banks, there would be a need for additional capital. Legal fees and obstructive actions of the NYSDOH have caused a decline in both revenues and profitability for the Company. A successful resolution of these suits would result in recovery of these costs.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the schedules listed on the index to Financial Statements and Schedules are filed with and as a part of this report.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.

Part III.
In connection with the 1995 Annual Meeting of Shareholders of Registrant, Registrant intends to furnish sharehoders with proxy materials which set forth the information required by Items 10, 11, 12, and 13 of Part III. Copies of such material will be duly filed with the Securities and Exchange Commission pursuant to rule 14a-6 promulgated under the Securities Exchange Act of 1934, as ameded, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV.

Item 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a) Financial Statement, Financial Statement Schedules and Exhibits filed.
    1. Financial statements and schedules shown by index on page 21.

(b) Daxor filed no current reports on Form 8-K during the last quarter of the fiscal year ending December 31, 1995.
- - -17-

                               SIGNATURES
                              ------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           DAXOR CORPORATION
                      by:/s/Joseph Feldschuh
                         ---------------------------
                         Joseph Feldschuh, M.D.
                         President and Cheif
                         Executive Officer,
                         Chairman of the Board

                  Dated:     March 30, 1996
                        ----------------------------

      Pursuant to the requirements of the Secutities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                     Date
- - ---------                           -----                     ----

/s/ Joseph Feldschuh         President and Director          March 30, 1996
- - --------------------         (Principal Executive Officer)
Joseph Feldschuh, M.D.

/s/ Octavia Atanasui         Corporate Treasurer             March 30, 1996
- - --------------------         Accounting Supervisor
Octavia Atanasui             (Principal Financial Officer)

/s/ Stephen M. Moss          Director                        March 30, 1996
- - --------------------
Stephen M. Moss, PhD

- - --------------------         Director                        March 30, 1996
Veronica Schwendemann

____________________         Director                        March 30, 1996
James Lombard

/s/ Martin Wolpoff           Director                        March 30, 1996
- - --------------------
Martin Wolpoff

Board of Directors:
   Name                     Title
Dr. Joseph Feldschuh        Chairman, President & CEO
Stephen Moss                Director
James Lombard               Director
Martin Wolpoff              Director
Veronica Schwendemann       Director

- - -18-

                               DAXOR CORPORATION

Item 14(a) (1).  Index to Financial Statements

The following statements and schedules of Daxor Corporation are submitted herewith:




                                                                    Page
                                                                    ----
Report of Independent Accountants............................       F-1

Financial Statements as at December 31, 1995 and 1994
  and for the three years ended December 1993
  Balance Sheets.............................................       F-2
  Statements of Income.......................................       F-3
  Statements of Shareholders' Equity.........................       F-3
  Statements of Cash Flows...................................       F-4

Notes to Financial Statements................................       F-5

Schedule I - Marketable Securities - Other Investments - Year ended
  December 31, 1995..........................................       F-9

Schedule IX - Short-term Borrowings - Years ended December 31, 1995,
  1994, and 1993.............................................       F-9

Schedule X - Supplementary Income Statement Information -
Years ended December 31, 1995, 1994, and 1993................       F-9



All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required informarion is set forth in the financial statements filed herewith, including notes thereto, and therefore have been omitted.

INDEPENDENT AUDITOR'S REPORT
- - ----------------------------

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying balance sheets of Daxor Corporation as at December 31, 1995 and 1994, the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14 (a) (1).

These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsiblity is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Daxor Corporation as at December 31, 1995, and 1994, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statements taken as a whole, present fairly in all material respects the information set forth herein.


Frederick A. Kaden & Co.

Franklin Square, New York
March 30, 1996

- - -F-1-

                              FINANCIAL STATEMENTS
                               DAXOR CORPORATION
================================================================================
- - --------------------------------------------------------------------------------
BALANCE SHEETS

                                                          December 31,
                                           -------------------------------------
                                                  1995             1994
                                                  ----             ----
ASSETS
- - --------------------------------------------------------------------------------
Current Assets:
- - --------------------------------------------------------------------------------
Cash....................................   $       1,987       $     59,962
Marketable securities at Fair Value
  December 31, 1995 and December 31,
  1994 (Notes 1 and 2)..................      35,735,073         33,598,931
Accounts receivable (Note 3)............         409,196            215,831
Accounts receibable - Related Parties
  (Note 12).............................         172,951
Other current assets....................         764,695            472,307
Tax refunds receivable..................         206,233            206,233
                                             -----------         ----------
Total current assets....................      37,290,135         34,553,264
                                             -----------         ----------
- - --------------------------------------------------------------------------------
Equipment and Improvements:  (Note 4)
- - --------------------------------------------------------------------------------
Storage tanks..........................          125,815             125,815
Leasehold improvements, furniture
  and equipment........................          628,617             592,240
Laboratory equipment...................          274,418             279,964
                                             -----------           ---------
                                               1,028,850             998,019
Less accumulated depreciation and
  amortization.........................         (606,180)           (579,805)
                                                ---------           ---------
 Net equipment and improvements........          422,670             418,214
                                                ---------           ---------
Other assets...........................           31,816              41,160
                                                ---------           ---------
Total assets...........................     $ 37,744,621        $ 35,012,638
LIABILITIES AND SHAREHOLDERS' EQUITY
================================================================================
Current Liabilities:
================================================================================
Accounts payable and accrued liabilities    $    323,815        $     15,682
Loans payable (Notes 1 and 2).............     1,536,609           3,864,605
  Other liabilities (Note 5)..............        93,056             110,406
 Defered Taxes (Note 1)...................     3,738,310           1,822,765
                                               ---------           ---------
Total current liabilities.................  $  5,691,790        $  5,813,458
Commitments and contingencies (Note 6)
Shareholders' equity:
  Common Stock par value $.01 per share:
    authorized 10,000,000 shares: issued and
    outstanding 4,742,709 shares December 31,
    1995 and 5,067,630 shares December 31, 1994   53,097               53,097
  Additional paid-in capital.................  8,579,803            8,579,803
Net unrealized holding gains on available-for-
  sale securities (Note 1)...................  7,119,401            3,470,428
Retained earnings............................ 19,338,209           18,051,094
Treasury Stock............................... (3,037,679)            (955,242)
                                              -----------          -----------
Total shareholders' equity................... 32,052,831           29,199,180
Total liabilities and shareholders' equity...$37,744,621          $35,012,638
                                             ============         ============

See accompanying notes to financial statements.
- - -F-2-

DAXOR CORPORTATION
- - --------------------------------------------------------------------------------
STATMENTS OF INCOME

                                              Year ended December 31,
                                 ----------------------------------------------
                                      1995           1994           1993
                                      ----           ----           ----
Revenues:
- - --------------------------------------------------------------------------------
Operating revenues (Note 12).....  $ 1,864,552      $1,844,418    $ 1,926,415
Dividend income..................    2,209,962       2,157,735      2,164,691
Gains (losses) on sale of securities   607,163         435,198      1,419,360
Gains (losses) on sale of options
 and commodities.................       67,258         149,784       (710,953)
                                    ----------      ----------    ------------
Total revenues                     $ 4,748,935      $4,587,135    $ 4,799,513
- - --------------------------------------------------------------------------------
Costs and expenses:
- - --------------------------------------------------------------------------------
Operations of laboratories (Note 7)  1,041,275       1,016,832        988,401
Selling, general and administrative  2,369,660       1,585,533      1,309,105
Interest expense net of interest
  income (Note 8)..................   (113,973)         11,116        181,353
                                     ----------      ---------      ---------
Total costs and expenses...........  3,296,962       2,613,481      2,488,859
                                     ----------      ---------      ---------
- - --------------------------------------------------------------------------------
Net income or (loss) before income
  taxes............................  1,451,973       1,973,654      2,310,654
- - --------------------------------------------------------------------------------
Provision for income taxes (Note 9)    164,858         165,519        160,309
                                    ----------       ---------      ---------
- - --------------------------------------------------------------------------------
Net income or (loss)...............$1,287,115      $ 1,808,135     $2,150,350
                                   ==========      ===========     ===========
- - --------------------------------------------------------------------------------
Weighted average number of shares
  outstanding.....................  4,872,481        5,122,188      5,154,955
                                   ==========       ==========      ==========
- - --------------------------------------------------------------------------------
Net income or (loss) per common
  equivalent share................    $ 0.26           $ 0.35          $ 0.42
                                    =========         ========       =========
See accompanying notes to financial statements
================================================================================

Statement of                       Common Stock Issued and Outstanding
Shareholders' Equity

                                   Three Years Ended December 31, 1995
                                ------------------------------------------------
                     Common Stock            Additional
                        Number                Paid-in    Retained   Treasury
                      of Shares    Amount     Capital    Earnings     Stock
                     ------------  ------    ----------  --------   --------
Balance at Jan 1,1993 5,156,530    53,097     8,579,803  14,092,614 (430,566)
Net Income for the
year ended Dec 31, 1993                                   2,150,345
Purchase of treasury
  stock..............    (2,700)                                     (14,654)
                      ----------------------------------------------------------
- - --------------------------------------------------------------------------------
Balance at Dec 31,1993 5,153,830   53,097     8,579,803  16,242,959 (445,220)
Net Income for the
year ended Dec 31, 1994                                   1,808,135
Purchase of Treasury
  stock..............    (86,200)                                   (510,022)
                       ---------------------------------------------------------
- - --------------------------------------------------------------------------------
Balance at Dec 31, 1994 5,067,630  53,097     8,579,803  18,051,094 (955,242)
Net Income for the
year ended Dec 31, 1995                                   1,287,115
Purchase of Treasury
  Stock..............   (324,921)                                  (2,082,437)
                        --------------------------------------------------------
- - --------------------------------------------------------------------------------
Balance at Dec 31, 1995 4,742,709  53,097     8,579,803  19,338,209(3,037,679)
                        =========  ======    ==========  ========== ==========
- - --------------------------------------------------------------------------------

See accompanying notes to financial statements.
- - -F-3-

DAXOR CORPORATION
- - -----------------
STATEMENTS OF CASH FLOW
================================================================================

                                           Year Ended December 31,
                              -------------------------------------------------
                                   1995            1994            1993
                                   ----            ----            ----
Cash flows from operting activities:
- - ------------------------------------
Net income or (loss)........... $ 1,287,115    $ 1,808,135      $ 2,150,345
                                 ----------     ----------       ----------
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Depreciation & Amortization....      59,304         59,987           52,347
(Gain) loss on sale of investments (674,421)      (584,982)        (708,407)
Change in assets and liabilities:
(Increase) decrease in accounts
 receivable...................     (193,365)        (1,966)         (38,357)
(Increase) decrease in accounts
 receivable-Related Parties...     (172,951)
(Increase) decease in other
 current assets...............     (292,388)      (169,488)        (147,579)
(Increase) decrease in tax
 refunds available............            0         25,000          (32,228)
(Increase) decrease in other assets
 net of goodwill amortization.        9,344         (5,152)           1,995
Increase (decrease) in accounts
 payable, accdrued expenses and
 other liabilities net of "short
 sales".......................      312,777      (101,519)           49,586
Total adjustments                  (951,700)     (778,120)         (822,593)
                                  ----------    ----------        ----------
Net cash provided by operating
 activities...................      335,415     1,030,015         1,327,752
                                  ----------    ----------        ----------
- - --------------------------------------------------------------------------------
Cash flows from investing activities:
- - -------------------------------------
Payment for puchase of equipment
 and improvements............       (63,760)      (49,995)         (112,762)
Net cash provided or (used) in
 purchase and sale of investments 3,997,024      (135,557)        2,718,274
Net proceeds (repayments) of
 loans from brokers used to
 purchase investments.......       (827,996)       62,966        (3,101,725)
Proceeds from "short sales"
 not closed.................         83,779       100,256            62,653
                                 -----------    ----------       ------------
Net cash used in investing
 activities.................      3,189,047       (22,330)         (433,560)
                                 -----------    ----------       ------------
- - --------------------------------------------------------------------------------
Cash flows from financing activities:
Repayment of Loan to Officer..            0             0        (1,303,804)
Repayment of bank loan........   (1,500,000)     (700,000)         (210,000)
Payment for purchase of treasury
 stock........................   (2,082,437)     (510,022)          (14,654)
Net cash used in financing
 activities...................   (3,582,437)   (1,210,022)         (810,850)
Cash and cash equivalents at
 beginning of year............      (57,975)     (202,337)           72,622
                                 -----------   -----------        ----------
Cash and cash equivalents at
 the end of year.............. $      1,987   $    59,962        $  262,299
                                 ===========   ===========        ==========

See accompanying financial statements.

- - -F-4-

DAXOR CORPORATION
                               NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements as at December 31, 1995 and 1994 and for the three years ended December 31, 1995 have been prepared in conformity with principles of accounting applicable to a going concern.  Daxor Corporation operates in the medical services and technology industry.
- - --------------------------------------------------------------------------------
(1) Marketable Securities

Upon adoption of FASB No. 115, management has determined that the Company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the Company's marketable securities investments, as of December 31, 1995 and Decembe3r 31, 1994, being increased approximately 30.77% and 18.70% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No 115, the adjustment in shareholders' equity to reflect the Company's unrealized gains has been made net of the tax effect had these gains been realized.

The following tables summarize the Company's investments as of:

                             December 31,1995
                             ----------------
Type of     Cost             Fair Value           Unrealized       Unrealized
security    ----             ----------          Holding gains    Holding losses
- - --------                                         -------------    --------------
Equity   $ 24,851,151    $ 35,673,901           $ 13,470,588      $ 2,647,838

Debt           26,212          61,172                 34,960                0
           ----------      ----------             ----------       -----------
Total    $ 24,877,363    $ 35,735,073           $ 10,338,481      $ 2,647,838
         ============    ============           ============      ============

                             December 31, 1994
                             -----------------
Type of      Cost          Fair Value           Unrealized         Unrealized
security     ----          ----------          Holding gains     Holding losses
- - --------                                       -------------     --------------
Equity   $ 16,555,721    $ 31,892,894          $  7,991,063       $ 2,653,890

Debt        1,750,016       1,706,037                22,544            66,523
           ----------      ----------            ----------         ---------
Totals   $ 28,305,737    $ 33,598,931          $  8,013,607       $ 2,720,413

At December 31, 1995, the securities held by the Company had market value of $35,735,073 and a cost basis of $24,877,363 resulting in a net unrealized gain of $10,857,710 or 43.64% of cost.

At December 31, 1994, the securities held by the Company had a market value of
$33,598,931 and a cost basis of $28,305,737 resulting in a net unrealized gain of $5,293,194 or 18.70% of cost.  At December 31, 1994, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.
- - --------------------------------------------------------------------------------
- - -F-5-

DAXOR CORPORATION
                            NOTES TO STATEMENTS - CONTINUED
(2) Loans Payable
As at December 31, 1995, and December 31, 1994, the Company had loans outstanding aggregating $ 1,000,000 and $2,600,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 7.8%.

Short-term margin debt due to brokers, secured by the Company's marketable securities, totalled $436,609 at December 31, 1995, and $1,264,605 at December
31, 1994.
- - --------------------------------------------------------------------------------
(3) Accounts Receivable
Accounts receibable are deemed to be fully collectible.
- - --------------------------------------------------------------------------------
(4) Equipment and Improvements
Depreciation of equipment and improvements is taken using the straight line method.  For 1995, 1994, and 1993, the charge to income for depreciation under this method were $59,304, $54,380, and $46,790 respectively.

The cost of maintenance and repairs is charged to expense as incurred.  The cost of betterments and additions are capitalized and depreciated over the life of the asset.  The cost of assets desposed of or determined to be non-revenue producing, together with the related accumulated depreciation applicable therto, is eliminated from the accounts, and any gain or loss is recognized.
- - --------------------------------------------------------------------------------
(5) Other Liabilities
At December 31, 1995, and December 31, 1994, the Company also maintained a short position in certain marketable securities.  These positions were sold for
$83,779 at December 31, 1995, and $100,256 at Ddecember 31, 1994, and had
respective market values of $71,589 and $106,267 resulting in an unrealized gain of $12,190 at December 31, 1995 and an unrealized loss of (13,186) at December
31, 1994.
- - --------------------------------------------------------------------------------
(6) Commitments and Contingencies
 (A) Operating Leases
Future minimum rentral payments under this non-cncelable operating lease are as follows:
             1996    $168,832
             1997    $168,832
             1998    $168,832
             1999    $168,832
             2000    $168,832

Rent expense for all non-cancelable operating leases was $233,187, $205,036, and $176,352 for the yers ended December 31, 1995, 1994, and 1993, respectively.

 (B) Contingent Liabilities
The Company has pending several claims incurred in the normal course of business whicfh, in the opinion of management, based on the advice of outside legal counsel, will not have a material effect on the financial statements.

The Company is also involved in several legal procedings with the State of New York Department of Health over licenses to opetate its facilities.

Effective at the close of business on August 21, 1995, New York State Department of Health has ordered the Company to cease operations of its clinical laboratories, blood bank and tissue bank. They also ordered that the Company dispose of all client autologous blood and semen stored on the Company's premise within 30 days.
- - -F-5-

DAXOR CORPORATION
                         NOTES TO FINANCIAL STATEMENTS - CONTINUED

In a hearing before the New York State Supreme CDourt the order to dispose of all client stored blood and semen has been enjoined pending a review of the Company's facilities by an independent outside expert. The Court will then rule on this matter.

The Company is vigorously pursuing all legal remedies to have its operations licensed by New York State.  It is management's belief that these licenses are being arbitraily withheld and will eventually be obtained.  However, at the present time, the Company's inability to operate other than ongoing storage is having a negative effect on current earnings and cash flow.
- - --------------------------------------------------------------------------------
(8) Interest Expense and Income
Interest expense was $205,413, $231,349, and $413,319 and interest income was
$319,386, $220,233, and $232,966 in 1995, 1994, ans 1993, respectively.
- - --------------------------------------------------------------------------------
(9) Income Taxes
The following is a reconciliation of the federal statutory tax rate of 34% for
1995, 1994, and 1993, with the provision for income taxes:

                                               Year Ended December 31,
                                    --------------------------------------------
                                    1995             1994            1993
                                    ----             ----            ----
Statutory tax rate              $ 493,671        $ 671,042        $ 785,622
Dividend exclusion               (344,454)        (324,447)        (383,849)
Miscellaneous non-deductible
 expenses                             218              347            1,906
Tax benefit of capital loss
 carryback/carryover                              (198,894)        (240,858)
State and city taxes               15,150           17,471            2,512
                                ----------       ----------       ----------
Provision for income taxes      $ 164,585        $ 165,519        $ 160,309
                                ----------       ----------       ---------
                                   11.34%            8.39%            7.46%
                                   ------            -----            -----

- - --------------------------------------------------------------------------------
(10) Shareholders' Equity
During 1995, the Company purchased 324,921 shares of its own stock at a cost of
$2,082,437.
________________________________________________________________________________
(11) Subsidiaries
In August 1986, the Company purchased all of the outstanding shares of National
Frozen Blood Repository Corporation.  The results of opertions since acqusition have been in these statements.  In 1995, National Frozen Blood Repository
Corporation was dissolved and its operations combined with those of the parent resulting in a current charge against income of ($8,007).
- - --------------------------------------------------------------------------------
(12) Related Parties
In March of 1995, the Company entered into an agreement with US Cryobanks of
Florida to provide its semen and blood banking technologies for a 35.2% interest in the company as well as other fees.  At year end the Company's interests in US
Cryobanks had been diluted to 39.1%.  The following is a summary of these transactions which are included in the current years financial statements.

            Gross Revenues                                $ 295,780
            Related Costs and Expenses (approximately)      262,000
- - -F-5-

DAXOR CORPORATION
                         NOTES TO FINANCIAL STATEMENTS - CONTINUED
SCHEDULE I
MARKETABLE SECURITIES -- OTHER INVESTMENTS
The following tables summarize the Company's investments as of:

                               December 31, 1995
                               -----------------
Type of        Cost        Fair Value      Unrealized       Unrealized
Security       ----        ----------     Holding gains    Holding losses
- - --------                                  -------------    --------------
Equity     $ 24,851,151  $ 35,673,901    $ 13,470,588      $ 2,647,838

Debt             26,212        61,172          34,960                0
            -----------   -----------      ----------        ----------
Total      $ 24,877,363  $ 35,735,073    $ 10,338,481      $ 2,647,838
            -----------   -----------      ----------        ----------

================================================================================
SCHEDULE IX
SHORT-TERM BORROWINGS

Years ended December 31, 1995, 1994, 1993
- - --------------------------------------------------------------------------------
Column A     Column B      Column C      Column D    Column E     Column F
- - --------------------------------------------------------------------------------
Category of  Balance at    Weighted      Maximum     Average      Weighted
aggregate    the end of    average       amount      amount       average
short-term   period        interest rate outstanding outstanding  interest
                           at end of     during this during the   rates during
                           the period    period      period       the period
- - --------------------------------------------------------------------------------
1995
- - --------------------------------------------------------------------------------
Banks        $1,100,000     6.89%       $2,600,000   $1,702,000      6.67%
Brokers        $436,609     7.64%         $534,638     $232,654      7.61%
- - --------------------------------------------------------------------------------
All
Categories   $1,536,609     7.28%       $3,134,628   $1,952,654      7.02%
- - --------------------------------------------------------------------------------
1994
- - --------------------------------------------------------------------------------
Banks        $2,600,000     6.61%       $3,300,000   $2,970,000      6.32%
Brokers      $1,264,605     6.05%       $1,304,584     $587,000      7.56%
- - --------------------------------------------------------------------------------
All
Categories   $3,864,605     7.18%       $4,604,584   $3,457,000      6.94%
- - --------------------------------------------------------------------------------
1993
- - --------------------------------------------------------------------------------
Banks       $3,300,000      5.67%       $5,400,000   $4,350,000      5.65%
Brokers     $1,201,639      5.12%       $4,222,674   $2,173,676      5.43%
- - --------------------------------------------------------------------------------
All
Categories  $4,501,629      5.48%       $9,621,674   $6,523,876      5.56%
- - --------------------------------------------------------------------------------

The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.
- - -F-9-

SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION




      COLUMN A                           COLUMN B
        ITEM                         --------------------
- - --------------------------

                                     Charged to costs and expenses
                                     Year ended December 31,
                                    --------------------------------
                                    1995         1994         1993
                                    ----         ----         ----
Maintanence and repairs......    $   *         $  *         $   *
Depreciation and amortization
 of intangible assets, pre-
 opeating costs and similar
 deferral....................      59,304        59,587       52,397
Taxes, other than payroll and
 income taxes................        *             *            *
Royalties....................       ---           ---          ---
Advertising costs............        *             *            *




- - --------------------
*less than 1% of total revenues for the year.