Form 10-Q
period 1996-03-31
DAXOR CORP
filed 1996-05-21
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                                	WASHINGTON, D.C.  20549

                    	__________________________________________________

                                      	FORM 10-Q

                     	Quarterly Report Under Section 13 or 15(d)
	                                       of the
                               	Securities Act of 1934

                         	FOR QUARTER ENDED MARCH 31, 1996
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

                             Yes  (X)                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                         OUTSTANDING AT MARCH 31, 1996
   COMMON STOCK                                4,722,709
PAR VALUE: $.O1 per share




/PAGE


PART I.   FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS                              PAGE

		Consolidated Balance Sheets as at
		  March 31, 1996 and December 31, 1995                      2


		Consolidated Statements of Operations for the
            Three Months Ended March 31, 1996 and 1995        3


		Consolidated Statements of Cash Flows for the
		  Three Months ended March 31, 1996 and 1995                4


		Notes to Financial Statements                               5


























	-1-
/PAGE

                                 DAXOR CORPORATION
                          		BALANCE SHEETS (UNAUDITED)
                                              Consolidated
						                                        MARCH 31,     DECEMBER 31,
                                              1996          1995

ASSETS
__________________________________________________________________
Current Assets
   Cash                                      $   200,654    $     1,987
   Marketable Securities at Fair Value
     	March 31, 1996 and	December 31,1995
      (Notes 1 and 2)                         33,588,246     35,735,073
   Accounts Receivable                           545,735        409,196
   Accounts receivable-Related Parties           172,951        172,951
   Other Current Assets                          103,282        764,695
   Tax Refunds Receivable                        206,233        206,233
                                              ----------     ----------
               TOTAL CURRENT ASSETS           34,817,101     37,290,135
                                              ----------     ----------
Equipment and Improvements
  Storage Tanks                                  125,815        125,815
  Leasehold Improvements, Furniture
    and Equipment                                628,617        628,617
  Laboratory Equipment                           274,418        274,418
                                              ----------     ----------
                                               1,028,850      1,028,850
  Less: Accumulated Depreciation and
    Amortization                                (620,995)      (606,180)
                                              ----------     ----------
Net Equipment and Improvements                   407,855        422,670
                                              ----------     ----------
Other Assets                                      31,816         31,816
                                              ----------     ----------
                          TOTAL ASSETS      $ 35,256,772    $37,744,621
                                              ==========     ==========
___________________________________________________________________
LIABILITIES AND SHAREHOLDERS' EQUITY
___________________________________________________________________
Current Liabilities
  Accounts Payable and Accrued
    Liabilities                             $    131,752    $   323,815
  Loans Payable (Notes 1 and 2)                  318,997      1,536,609
  Other Liabilities                               32,520         93,056
  Deferred Taxes         			                   3,733,649	     3,738,310
                                              ----------     ----------
         TOTAL CURRENT LIABILITIES             4,216,918      5,691,790
                                              ----------     ----------
Shareholders' Equity
  Common Stock, par value $.01 per Share:
    Authorized 10,000,000 Shares: Issued
    and Outstanding 4,722,709 shares at
    March 31, 1996 and 4,742,709 at
    December 31, 1995                             53,097         53,097
  Additional Paid in Capital                   8,579,803      8,579,803
  Net Unrealized holding gains on
    available-for-sale securities(Note 2)      6,351,715      7,119,401
  Retained Earnings                           19,226,418     19,338,209
  Treasury Stock                              (3,171,179)    (3,037,679)
                                              ----------     ----------
          TOTAL SHAREHOLDERS' EQUITY          31,039,854     32,052,831
                                              ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 35,256,772    $37,744,621
                                              ==========     ==========
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

	-2-
/PAGE

                                 DAXOR CORPORATION
                        	CONSOLIDATED STATEMENTS OF INCOME
                                 	(UNAUDITED)
                       	FOR THE THREE MONTHS ENDED MARCH 31

                                							   	    1996            1995
							                                  	  _________      __________
REVENUES

	Operating Revenues                       $     177,676    $   503,480
	Dividend Income				                            513,701        549,352
	Gains/(Losses) on Sale of Securities           142,045        198,038
	Gains/(Losses) On Sale of
       Options and Commodities                 (197,426)        (4,368)
                                               ---------       -------

                    				TOTAL REVENUES          635,996      1,246,502
                                               ---------     ---------
COSTS AND EXPENSES

	Operations of Laboratories                     130,127        279,363
	Selling, General, and Administrative           585,072        398,734
	Interest Expense, Net of Interest Income        19,281        (51,294)
 	                                             --------      ---------

              TOTAL COSTS AND EXPENSES          734,480        626,803
                                               --------      ---------

Net Income (Loss) Before Income Taxes           (98,484)       619,699

Provision for Income Taxes                       13,311         49,717
                                               --------      ---------
			           NET INCOME (LOSS)           $    (111,795)   $   569,982
                                               ========      =========


Weighted Average Number of Shares
  Outstanding                                 4,736,042      5,067,297


Net Income Per Common Equivalent Share    $      (0.02)    $     0.11



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


/PAGE

              	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	                     FOR THE THREE MONTHS ENDED MARCH 31

                                                       1996            1995
___________________________________________            ----            ----
CASH FLOWS FROM OPERATING EXPENSES
  Net Income or (Loss)                            $     111,795  $   569,982
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Depreciation equipment and improvements.........       14,815       13,500
  Amortization - goodwill.........................          -0-        1,402
(Gain) Loss  on sale of investments..............        55,381     (193,670)
  Change in assets and liabilities:
    (increase) decrease in accounts receivable....     (136,539)         458
    (increase) decrease in other current assets...      661,413     (409,884)
     increase (decrease) in accounts payable, accrued
       and other liabilities net of "short sales".     (192,533)      (1,950)
                                                       --------     --------
    Total adjustments............................       402,537     (590,144)
                                                       --------     --------
  Net cash used in/provided by operating
    activities...................................       290,742      (20,162)
                                                       --------      -------
___________________________________________
Cash Flows from investing activities:
  Payment for purchase of equipment and
    improvements.................................           -0-       (1,563)
  Net cash provided or (used in) purchase and
    sale of investments..........................     1,235,324    1,074,797
  Net proceeds (repayments) of loans from brokers
    used to purchase investments.................      (317,612)  (1,137,488)
  Proceeds from "short sales" not closed.........        23,713       75,742
                                                      ---------    ---------
  Net cash provided by or (used in) investing
    activities...................................       941,425       11,488
___________________________________________           ---------    ---------
Cash flows from financing activities:
    Payment for purchase of treasury stock.......      (133,500)      (7,004)
                                                      ---------    ---------
    Repayment of bank loan.......................      (900,000)         -0-
                                                      ---------    ---------
    Net cash provided by (used in) financing
      activities.................................    (1,033,500)      (7,004)
                                                      ---------    ---------
    Net increase (decrease) in cash
       and cash equivalents......................       198,667      (15,678)
    Cash and cash equivalents at beginning of year        1,987       59,962
                                                      ---------    ---------
    Cash and cash equivalents at end of year.....    $  200,654   $   44,284
                                                      ---------    ---------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

	-4-
/PAGE

                                     DAXOR CORPORATION
                 	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	                     THREE MONTHS ENDED MARCH 31, 1996 AND 1995

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended
March 31, 1996 and March 31, 1995. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

1.  MARKETABLE SECURITIES
Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of March 31,1996, and December 31,1995 being increased approximately 42.91% and 43.64% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No.115, the adjustment in shareholders' eguity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized. The prior period has not been restated.

The following table summarizes the company's investments as of March 31, 1996.
TYPE OF      		COST			     FAIR VALUE	  UNREALIZED	     UNREALIZED
SECURITY								                        HOLDING GAINS	  HOLDING LOSSES
Equity		      $23,476,671	 $33,532,253	 $12,982,037	    $2,926,455
Debt			            26,212	      55,993	      29,781	       -0-
              -----------  -----------  -----------     ----------
Total		       $23,502,883	 $33,588,246	 $13,011,818	    $2,926,455
              ===========  ===========  ===========     ==========

The following table summarizes the company's investments as of
December 31, 1995.
TYPE OF		     COST			      FAIR VALUE	  UNREALIZED	     UNREALIZED
SECURITY								                        HOLDING GAINS	  HOLDING LOSSES
Equity		      $24,851,151	 $35,673,901	 $13,470,588	    $2,647,838
Debt			            26,212	      61,172 	     34,960	       -0-
              -----------  -----------  -----------     ----------
Total		       $24,877,363	 $35,735,073	 $13,505,548	    $2,647,838
              ===========  ===========  ===========     ==========

At March 31, 1996, the securities held by the Company had a market value of $33,588,246 and a cost basis of $23,502,883 resulting in a net unrealized gain of $10,085,363 or 42.91% of cost.

At December 31, 1995, the securities held by the Company had a market value of $35,735,073 and a cost basis of $24,877,363 resulting in a net unrealized gain of $10,857,710 or 43.64% of cost. At March 31, 1996 and December 31, 1995, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

LOANS PAYABLE
As at March 31, 1996 and December 31, 1995, the Company had loans outstanding aggregating $2,000,000 and $1,100,000 borrowed on a short-term basis from a bank, which are secured by certain marketable securities owned by the Company. These loans bear interest at approximately 7.8 %.

Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $118,997 at March 31, 1996 and $436,609 at December 31,1995.

	PART II.  OTHER INFORMATION
ITEM 6(b)         Reports on Form 8-K

The Company did file a report on Form 8-K during the quarter ended
March 31, 1995.


- -5-
/PAGE

ITEM 2.			MANAGEMENT'S DISCUSSION AND ANALYSIS OF
				FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 1996, total revenues were $635,996 as compared to $1,246,502 in 1995. Operating revenues were $177,676 in 1996, and $503,480 in 1995. In 1996, dividend income was $513,701 versus dividend income of $549,352 in 1995. In the 1996 quarter, the Company had a net loss of $111,795 before income taxes as compared to a net income of $619,699 before taxes in the 1995 period. Operating revenues have fallen sharply since the licenses of Daxor's Idant Laboratories division were revoked on August 21, 1995, and the laboratories functioned on a restricted basis. The Company on May 16, 1996, was notified that the Appellate Court in New York State in a 5 - 0 unanimous decision against the New York State Department of Health had ordered restoration of all of Daxor's licenses. Daxor expects its revenues will return to previous levels as full scale operations are phased in. Significant additional revenues are expected to occur when the blood volume analyzer and its isotope are approved for medical use. The Company has begun to receive revenues from Daxor Health Services, Inc., a wholly owned Florida subsidiary incorporated on January 10, 1996.


Liquidity and Capital Resources


The Company has adequate resources for the development and marketing of its instrument (the Blood Volume Analyzer BVA-100) and the liquid capital to sustain its blood bank. If the Company were to expand its blood banking operation on a full scale, nation-wide basis, it would require additional capital. The Company has adequate capital for the initial phase of its Daxor Health Services subsidiary in Florida.




	-6-

/PAGE











                                 	SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       						DAXOR CORPORATION
								                        (Registrant)




DATE: May 15, 1996                   /s/Joseph Feldschuh
                             								JOSEPH FELDSCHUH, M.D.
                                        President


DATE: May 15, 1996                   /s/Robert Rosenthal
                             								ROBERT ROSENTHAL, M.D.
							                                	Vice President


DATE: May 15, 1996                   /s/Octavia Atanasiu
                             								OCTAVIA ATANASIU
								                                Treasurer


DATE: May 15, 1996                  /s/ Virginia Fitzpatrick
                            								VIRGINIA FITZPATRICK
								                                Secretary












	-7-
/PAGE