Form 10-K/A
period 1994-12-31
DAXOR CORP
filed 1996-05-31
CIK 27367

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

                                  	DAXOR CORPORATION

               	by: /s/ Joseph Feldschuh
	                   Joseph Feldschuh, M.D.
                    President and Chief
	                   Executive Officer
	                   Chairman of the Board
				                Dated:     March 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                       Date
/s/ Joseph Feldschuh         President and Director          March 30, 1996
Joseph Feldschuh, M.D.       (Principal Executive Officer)


/s/ Octavia Atanasiu         Corporate Treasurer             March 30, 1996
Octavia Atanasiu             Accounting Supervisor
                             (Principal Financial Officer)

/s/ Stephen M. Moss          Director                        March 30, 1996
Stephen M. Moss, PhD

/s/ Veronica Schwendemann    Director                        March 30, 1996
Veronica Schwendemann

/s/ James Lombard            Director                        March 30, 1996
James Lombard

/s/ Martin Wolpoff           Director                        March 30, 1996
Martin Wolpoff

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


Item 14(a) (1).   Index to Financial Statements


The following statements and schedules of Daxor Corporation are submitted herewith:




				 				 				 		Page

Report of Independent Accountants...................................   F-1

Financial Statements as at December 31, 1995 and 1994
  and for the three years ended  December 31, 1993
	Balance Sheets....................................   F-2
	Statements of Income..............................   F-3
	Statements of Shareholders' Equity................   F-3
	Statements of Cash Flows..........................   F-4

Notes to Financial Statements.......................................   F-5

Schedule I - Marketable Securities - Other Investments - Year ended
  December 31, 1995.................................................   F-9

Schedule IX - Short-term Borrowings - Years ended December 31, 1995
  1994, and 1993....................................................   F-9

Schedule X - Supplementary Income Statement Information -
Years ended December 31, 1995, 1994, and 1993.......................   F-9

Exhibit - 27 Supplementary Exhibit as required by the
             Securities And Exchange Commission..................... Exhibit 1



All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is set forth in the financial statements filed herewith, including notes thereto, and therefore have been omitted.