Form 10-Q
period 1996-06-30
DAXOR CORP
filed 1996-08-15
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                         	WASHINGTON, D.C.  20549

             	__________________________________________________

                               	FORM 10-Q

                	Quarterly Report Under Section 13 or 15(d)
                                	of the
                       	Securities Act of 1934

                     	FOR QUARTER ENDED JUNE 30, 1996
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

                          Yes  ( X )               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                         OUTSTANDING AT JUNE 30, 1996
   COMMON STOCK                              4,742,709
PAR VALUE: $.O1 per share

PART I.   FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS                              PAGE

		Consolidated Balance Sheets as at
		  June 30, 1996 and December 31,1995                        2


		Consolidated Statements of Operations for the
    Three and Six Months ended June 30, 1996
		  and 1995						                                     	      3


		Consolidated Statements of Cash Flows for the
		  Six Months ended June 30, 1996 and 1995                   4


		Notes to Financial Statements                               5


<HEADER>
                              	DAXOR CORPORATION
                  	CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                         						            		June 30,     December 31,
                                           		  1996          1995
ASSETS
___________________________________________________________________________
Current Assets:
  Cash                                  			$   159,799     $     1,987
  Marketable Securities at Fair Value
    June 30,1996 and December 31,
    1995.(Notes 1 and 2)                 		 33,754,459      35,735,073
  Accounts Receivable                      		  567,936         409,196
  Accounts Receivable - Related Parties			     144,345	        172,951
  Other Current Assets             		          169,402         764,695
  Tax Refunds Receivable          			          206,233         206,233
                                            ----------      ----------
              TOTAL CURRENT ASSETS:     		$ 35,002,174    $ 37,290,135
                                            ==========      ==========
___________________________________________________________________________
Equipment and Improvements

 Storage Tanks                          			    125,815         125,815
 Leasehold Improvements, Furniture
   and Equipment             			               636,120         628,617
 Laboratory Equipment    		                    274,418         274,418
                                             ---------       ---------
		                                           1,036,353       1,028,850
 Less Accumulated Depreciation and
   Amortization                         			   (635,810)       (606,180)
                                             ---------       ---------
 Net Equipment and Improvements 		      	      400,543         422,670

 Other Assets                           			     31,985          31,816

                    TOTAL ASSETS:       		$ 35,434,702    $ 37,744,621
                                           ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and Accrued Liabilities 		$  139,309    $    323,815
 Loans Payable (Notes 1 and 2)         			     717,297       1,536,609
 Other Liabilities (Note 1)                		   30,749          93,056
 Deffered Taxes (Note 3)  		    			          3,655,630       3,738,310
                                             ---------       ---------
        TOTAL LIABILITIES:     				          4,542,715       5,691,790
Shareholders' Equity:
 Common Stock, par value $.01 per Share:
   Authorized 10,000,000 Shares: Issued and
   Outstanding 4,722,709 shares at June 30,
   1996 and 4,742,709 at December 31, 1995      53,097          53,097
 Additional Paid in Capital           			    8,579,803       8,579,803
 Net Unrealized Holding gains on available-
   for-sale securities(Note 1) 				          6,219,113       7,119,401
 Retained Earnings                      		  19,211,153      19,338,209
 Treasury Stock                		           (3,171,179)     (3,037,679)
                                            ----------      ----------
        TOTAL SHAREHOLDERS' EQUITY        		30,891,987      32,052,831
        TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY      		    $ 35,434,702    $ 37,744,621
                                            ==========      ==========
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


<HEADER>
                               	DAXOR CORPORATION

                      	CONSOLIDATED STATEMENTS OF INCOME
                                  	(UNAUDITED)

                      				      	 THREE MONTHS ENDED         SIX MONTHS ENDED
                            						      JUNE 30      	             JUNE 30
                                  ------------------         -----------------
                     					      1996          1995          1996        1995
                                ----          ----          ----        ----
REVENUES
 Operating Revenues        $  253,889   $  430,113    $  431,565    $  933,593
 Dividend Income		            529,191      556,023     1,042,892     1,105,375
 Gains (Losses) on Sale
    of Securities	             40,729       89,734       182,774       287,772
 Gains (Losses) On Sale of
   Options and Commodities       (949)      11,458      (198,375)        7,090
                              -------    ---------     ---------     ---------
TOTAL REVENUES		              822,860    1,087,328     1,458,856     2,333,830
                              -------    ---------     ---------     ---------
COSTS AND EXPENSES

 Operations of Laboratories   294,719      279,168       424,846       558,531
 Selling, General, and
   Administrative             536,314      431,262     1,121,386       829,996
 Interest Expense, Net of
   Interest Income              6,011       50,417        25,292          (877)
                              -------      -------     ---------     ---------
TOTAL COSTS AND EXPENSES      837,044      760,847     1,571,524     1,387,650
                              -------      -------     ---------     ---------

Net Income (Loss) Before
  Income Taxes                (14,184)     326,481      (112,688)      946,180
Provision for Income Taxes      1,081       28,358        14,392        78,075
                              -------      -------      ---------      -------
NET INCOME (LOSS)		       $   (15,265)  $  298,123    $ (127,060)  $   868,105
                              =======      =======       =======       =======

Weighted Average Number
  of Shares Outstanding     4,722,709    4,891,709      4,789,375    4,979,502
                            =========    =========      =========    =========

Net Income (Loss) Per Common
  Equivalent Share              ($.01)        $.06         ($.03)        $ .17
                                 =====        ====         ======        ======




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

<HEADER>

                                  DAXOR CORPORATION
                   	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              	FOR THE SIX MONTHS ENDED
                                                	   JUNE 30,        JUNE 30,
                                                       1996            1995

___________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
- -------------------------------------------
  Net Income or (Loss)...........................  $ (127,060)     $   868,105
                                                     ---------         -------
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Depreciation equipment and improvements........      29,630           20,250
  Amortization - goodwill........................         --             2,804
  (Gain) Loss on sale of investments.............      15,601         (294,862)
  Change in assets and liabilities:
    (increase) decrease in accounts receivable...    (130,134)          18,614
    (increase) decrease in other current assets..     595,293          223,833
    (increase) decrease in other assets..........        (169)            -0-
    increase (decrease) in accounts payable,
    accrued and other liabilities net of "short
    sales".......................................    (183,476)          46,630
                                                      -------          -------
    Total adjustments............................     326,745           17,269
                                                      -------          -------
  Net cash provided by or (used in) operating
    activities...................................     199,685          885,374
                                                      -------          -------
___________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------------
  Payment for purchase of equipment and
    improvements.................................      (7,503)         (17,165)
  Net cash provided or (used) in purchase and
    sale of investments..........................     898,270        1,687,155
  Net proceeds (repayments) of loans from brokers
    used to purchase investments.................      80,688         (452,807)
  Proceeds from "short sales" not closed.........      20,172          117,696
                                                      -------         --------
  Net cash provided by or (used in) investing
    activities...................................     991,627        1,334,879
                                                      -------        ---------
___________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Bank Loan.......................    (900,000)  	   (1,000,000)
    Payment for purchase of treasury stock.......    (133,500)      (1,220,800)
                                                     --------        ---------
  Net cash provided by or (used in) financing
    activities...............................      (1,033,500)      (2,220,800)
                                                    ---------        ---------
  Net increase (decrease) in cash and cash
    equivalents..................................     157,812             (547)
    Cash and cash equivalents at beginning of year      1,987           59,962
                                                    ---------         --------
    Cash and cash equivalents at end of period...  $  159,799       $   59,415
                                                    =========         ========
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               	DAXOR CORPORATION
             	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   	SIX MONTHS ENDED JUNE 30, 1996 AND 1995

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended
June 30, 1996 and 1995. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

1.  MARKETABLE SECURITIES
Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of June 30,1996, and December 31, 1995, being increased approximately 41.35% and 43.64% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No.115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized. The prior period has not been restated.

The following table summarizes the company's investments as of June 30, 1996.
TYPE OF		     COST			        FAIR VALUE		   UNREALIZED	       UNREALIZED
SECURITY									                           HOLDING GAINS	    HOLDING LOSSES
Equity		      $23,854,716	   $33,727,959		  $12,864,142	      $2,990,899
Debt			            25,000	        26,500	  	      1,500	             -0-
              -----------    -----------    -----------       ----------
Total		       $23,879,716	   $33,754,459		  $12,865,642	      $2,990,899
              ===========    ===========    ===========       ==========

December 31, 1995
TYPE OF   	   COST			        FAIR VALUE		   UNREALIZED	       UNREALIZED
SECURITY									                           HOLDING GAINS	    HOLDING LOSSES
Equity		      $24,851,151	   $35,673,901		  $13,470,588	      $2,647,838
Debt			            26,212	        61,172	   	    34,960	             -0-
              -----------    -----------    -----------       -----------
Total		       $24,877,363	   $35,735,073		  $13,505,548	      $2,647,838
	             ===========    ===========    ===========       ===========

	At June 30, 1996, the securities held by the Company had a market value of $33,754,459 and a cost basis of $23,879,716 resulting in a net unrealized gain of $9,874,743 or 41.35% of cost. At December 31, 1995, the securities held by the Company had a market value of $35,735,073 and a cost basis of $24,877,363 resulting in a net unrealized gain of $10,857,710 or 43.64% of cost. At
June 30, 1996 and December 31, 1995, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.


2.  LOANS PAYABLE
As at June 30, 1996 and December 31, 1995, the Company had loans outstanding aggregating $200,000 and $1,100,000 respectively, borrowed on a short-term basis from a bank, which are secured by certain marketable securities owned by the Company. These loans bear interest at approximately 7.8%.

Short term margin debt due to brokers, secured by the Company's marketable securities, totaled $ 516,897 at June 30, 1996 and $ 436,609 at December 31, 1995.


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
(Supreme Court, New York County; Index No.105052/94).  Idant commenced suit challenging the State Health Department's denial of Idant's clinical laboratory and blood bank licensure operations for the periods including 1991-1993.  By decision and order dated April 13, 1995, Justice Freeman denied Idant's petitions.  The Appeal has been filed.  The matter will be heard in the
October term.

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

3.Daxor Corp., et al. v. State of New York Department of Health, et al.
(Supreme Court, New York County; Index No. 107564/95). This proceeding was instituted by Daxor to challenge the determination of the State Department of Health to revoke all licenses issued to, and to deny all licensure applications for, Daxor's New York health care facilities. The court (Tompkins, J.) heard argument on the petition on June 23, 1995, and by decision and order dated July 17, 1995, denied Daxor's application. An appeal from that decision was filed on on November 6, 1995, with the Supreme Court, Appellate Division, First Department. The appeal was argued before the February Term of the court. The matter is pending a decision. The Appellate Division reversed the decision.
The State was denied leave to appeal the decision to the Court of Appeals by the Appellate Division.

4.	Daxor Corp., et al. v. Linden, et al.	(United States District Court,
Southern District, Case No. 95 Civ. 7847 (KTD). Daxor instituted an anti trust, Racketeering Influenced Corrupt Organizations Act and an action pursuant to 42 US Cryobanks 1983 for violations of its civil rights. The defendants filed motions to dismiss the complaint. The matter is pending a decision by the court.

5.	Daxor, et al. v. Amy Clyde. et al.  (Supreme Court, New York County;
Index No. 122486/95). Daxor instituted an action for defamation against Amy Clyde, the author of the article, and K-111 Corp., the owner of New York Magazine, which published the defamatory article. This proceeding remains ongoing.

6.	Daxor, et al. v. State of New York,  (Court of Claims; Claim No. 92013).
Daxor instituted a claim for defamation against the State of New York resulting from the dissemination of false information regarding Daxor to the media. This claim remains ongoing.

7.	Daxor and Yaker, et al. v. DeBuono,  (Supreme Court, New York Count;
Index No. 122485/95). Justice Cohen. This is a class action instituted by tissue depositors of Daxor against the Department of Health to enjoin the Department of Health from mandating the removal of the class' property from the Daxor tissue banks premises. The matter is still ongoing.

8.	Idant v. DeBuono,  (Supreme Court, Albany County; Index No. 471/96).
Justice Canefield. This a petition instituted pursuant to CLPR Article 78, appealing the decision of the New York State Department of Health for revoking

- -6-

Idant's Semen Bank license. The basis of this action is that the Department of Health revoked the license in violation of Public Health Law section 4366. The matter was argued and submitted to Justice Canefield and a decision is pending.

9.	Idant v. The Department of Health of the City of New York,  (Supreme Court,
Appellate Division, First Department; Index No. 123218/94).  This action is an appeal of the City Department of Health's decision to prohibit Daxor from performing Semen Analysis.  This matter was argued before the February Term of the Appellate Division.  The Appellate Division reversed the City's decision.
The City was denied leave to appeal the decision to the Court of Appeals by the Appellate Division.

10.	Gregory Pollinger v. Joseph Feldschuh, Idant Laboratories and Daxor
Corporation, (Supreme Court, New York County; Index No. 122560/95). Former Daxor semen bank depositor brought suit, alleging that his semen stored at Daxor is no longer viable. The plaintiff complaint does not allege a dollar amount in the ad damnum clause. The standard Semen Depositor contract, that the Plaintiff signed, specifically states that Daxor cannot guarantee the viability of the semen and that there are no warranties, expressed or implied. Based on the clear language of the contract, the Company believes that Plaintiff's action is without merit. The matter is still ongoing.



ITEM 6(b)         Reports on Form 8-K
The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

ITEM 2.
Management's discussion and analysis of financial conditions and results of operations.

RESULTS OF OPERATIONS
- ---------------------
Six months ended June 30, 1996 as compared with six months ended June 30, 1995.
- -------------------------------------------------------------------------------
For the six months ended June 30, 1996, total revenues were $1,458,856 down slightly from $2,333,830, in 1995. Operating revenues were $431,965 in 1996 and $933,593 in 1995. Dividend income was $1,042,892 with a net interest expense of ($25,292) as compared to dividend income of $1,105,375 with a net interest income of $877 in 1995. In 1996, the Company had a net loss of $112,668 before income taxes versus a net income of $946,180 before taxes in 1995.

Three months ended June 30,1996 as compared with three months ended June 30,1995
- --------------------------------------------------------------------------------
For the three months ended June 30, 1996 total revenues declined to $822,860 from $1,087,328 in the 1995 quarter.  In 1996, dividend income was $529,191 with an interest expense of $6,011 compared to dividend income of $556,023 with an interest expense of $50,417 in 1995. The Company had a net loss of $14,184 before income taxes in 1996 versus a net income of $326,481 before taxes in the 1995 quarter.


- -7-

                     LIQUIDITY AND CAPITAL RESOURCES
                     -------------------------------
At June 30, 1996 the Company had total assets of $35,434,702 and total liabilities of $4,542,715 with shareholders' equity of $30,891,987. The
Company has $ 6,219,113 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity.

The Company has adequate resources for the development and marketing of its instrument (the Blood Volume Analyzer BVA-100) and the liquid capital to sustain its blood bank. If the Company were to expand its blood banking operation on a full scale, nation-wide basis, it would require additional capital.

- -8-

                                	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        						DAXOR CORPORATION
								                         (Registrant)




DATE: August 15, 1996                    /S/ Joseph Feldschuh, M.D.
                                         --------------------------
                               								  JOSEPH FELDSCHUH, M.D.
                                         President


DATE: August 15, 1996		              		  /S/ Robert Rosenthal, M.D.
                                         ---------------------------
								                                 ROBERT ROSENTHAL, M.D.
								                                 Vice President


DATE: August 15, 1996                    /S/ Octavia Atanasiu
                                         ---------------------------
                               								  OCTAVIA ATANASIU
                               								  Treasurer


DATE: August 15, 1996                    /S/ Virginia Fitzpatrick
                                         ----------------------------
                                      	  VIRGINIA FITZPATRICK
                               								  Secretary