Form 10-Q
period 1996-09-30
DAXOR CORP
filed 1996-11-18
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             	WASHINGTON, D.C.  20549

                	__________________________________________________

                                    	FORM 10-Q

                     	Quarterly Report Under Section 13 or 15(d)
                                      	of the
                               	Securities Act of 1934

                        	FOR QUARTER ENDED SEPTEMBER 30, 1996
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

                             Yes   X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                     OUTSTANDING AT SEPTEMBER 30, 1996
                COMMON STOCK                              4,722,709
         PAR VALUE: $.O1 per share

PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                              PAGE

		Consolidated Balance Sheets as at
		  September 30, 1996 and December 31,1995                   2


		Consolidated Statements of Operations for the
   Three and Nine Months ended September 30, 1996
		  and 1995							                                           3


		Consolidated Statements of Cash Flows for the
	  Nine Months ended September 30, 1996 and 1995              4


		Notes to Financial Statements                               5

[CAPTION]
                               	DAXOR CORPORATION
                     	CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                           						            	September 30,     December 31,
                                                  	 1996            1995
ASSETS
___________________________________________________________________________
Current Assets:
  Cash                                       		$    89,805    $      1,987
  Marketable Securities at Fair Value
    June 30,1996 and December 31,
    1995.(Notes 1 and 2)                      	 33,230,471      35,735,073
  Accounts Receivable                    	         625,442         409,196
  Accounts Receivable - Related Parties		          140,038    	    172,951
  Other Current Assets             	               255,180         764,695
  Tax Refunds Receivable          		               206,233         206,233
                                               -----------      ----------
              TOTAL CURRENT ASSETS:          	$ 34,547,169     $37,290,135
___________________________________________________________________________

Equipment and Improvements
 Storage Tanks                          	     	    125,815         125,815
 Leasehold Improvements, Furniture
   and Equipment             			                   701,943         628,617
 Laboratory Equipment    		                        274,418         274,418
                                                ----------      ----------
		                                               1,102,176       1,028,850
 Less Accumulated Depreciation and
   Amortization                              		   (650,625)       (606,180)
                                                ----------      -----------
 Net Equipment and Improvements 	 	                451,551         422,670

 Other Assets                                		     31,985          31,816

                    TOTAL ASSETS:     	       	$35,030,705    $ 37,744,621
                                               ===========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts Payable and Accrued Liabilities 	   $   140,960     $    323,815
 Loans Payable (Notes 1 and 2)              		  1,436,414        1,536,609
 Other Liabilities (Note 1)                	       12,451           93,056
 Deffered Taxes (Note 3)  		    		              3,277,819        3,738,310
                                               ----------       ----------
        TOTAL LIABILITIES:     			              4,867,644        5,691,790

Shareholders' Equity:
 Common Stock, par value $.01 per Share:
   Authorized 10,000,000 Shares: Issued and
   Outstanding 4,712,709 shares September 30,
   1996 and 4,742,709 at December 31, 1995         53,097           53,097
 Additional Paid in Capital           		        8,579,803        8,579,803
 Net Unrealized Holding gains on available-
   for-sale securities(Note 1) 			              5,576,365        7,119,401
 Retained Earnings                      	      19,225,478       19,338,209
 Treasury Stock                		              (3,271,682)      (3,037,679)
                                              ------------     -----------
        TOTAL SHAREHOLDERS' EQUITY      	      30,163,061       32,052,831
        TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY          		   $ 35,030,705     $ 37,744,621
                                             ============     ============

[FN]
SEE ACCOMPANYING FINANCIAL NOTES

[CAPTION]
                               	DAXOR CORPORATION

                         	CONSOLIDATED STATEMENTS OF INCOME
                                  	(UNAUDITED)

                       				      	 THREE MONTHS ENDED        NINE MONTHS ENDED
                           						      SEPT 30      	             SEPT 30

                       					      1996          1995          1996        1995
                                  ____          ____          ____        ____
REVENUES
 Operating Revenues          $  200,851     $ 254,928    $  632,416   $1,188,521
 Dividend Income		              538,866       528,262     1,581,758    1,633,637
 Gains (Losses) on Sale
    of Securities	               23,311       195,311       206,085      483,083
 Gains (Losses) On Sale of
   Options and Commodities        1,652        12,783      (196,723)      19,873
                             ----------     ---------    ----------     --------
TOTAL REVENUES   		             764,680       991,284     2,223,536    3,325,114

COSTS AND EXPENSES
------------------
 Operations of Laboratories      248,836      217,345        673,682     775,876
 Selling, General, and
   Administrative                485,230      583,780      1,606,616   1,413,776
 Interest Expense, Net of
   Interest Income                16,849      (61,742)        42,141    (62,619)
                             -----------    ---------     ----------   ---------
TOTAL COSTS AND EXPENSES         750,915      739,383      2,322,439   2,127,033
                             -----------    ---------     ----------   ---------


Net Income (Loss) Before
  Income Taxes                   13,765       251,901        (98,903)  1,198,081
Provision for Income Taxes         (564)       29,549         13,828     107,624
                              ----------     --------       --------   ---------
NET INCOME (LOSS)		         $    14,239    $  222,352     $ (112,731)$ 1,090,457
                            ============   ==========     ========== ===========

Weighted Average Number
  of Shares Outstanding        4,722,709    4,782,142      4,729,375   4,913,716
                               =========    =========      =========   =========

Net Income (Loss) Per Common
  Equivalent Share                  $.01         $.05         $(.02)      $ .22

[FN]
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

[CAPTION]
                               DAXOR CORPORATION
                	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          	FOR THE NINE MONTHS ENDED

                                                	   SEPT 30,        SEPT 30,
                                                      1996            1995
                                                      ----            ----
___________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
___________________________________________
 Net Income or (Loss)...........................  $ (112,731)     $ 1,090,457
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
 Depreciation equipment and improvements........      44,445           30,375
 Amortization - goodwill........................         -0-            2,804
 (Gain) Loss on sale of investments.............      (9,362)        (502,956)
 Change in assets and liabilities:
   (increase) decrease in accounts receivable...    (183,333)          94,137
   (increase) decrease in other current assets..     509,515          235,069
   (increase) decrease in other assets..........        (169)              -0-
   increase (decrease) in accounts payable,
   accrued and other liabilities net of "short
   sales".......................................    (182,825)           11,645
                                                   __________         _________
   Total adjustments............................     178,271          (128,926)
                                                   __________         _________
 Net cash provided by or (used in) operating
   activities...................................      65,540           961,531
                                                    _________         _________
___________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
___________________________________________
 Payment for purchase of equipment and
   improvements.................................     (73,326)          (22,458)
 Net cash provided or (used) in purchase and
  sale of investments..........................      426,659         1,806,503
 Net proceeds (repayments) of loans from brokers
  used to purchase investments.................      799,805           586,154
 Proceeds from "short sales" not closed.........       3,144            86,302
                                                   __________        _________
 Net cash provided by or (used in) investing
  activities....................................   1,156,282         2,458,501
                                                   __________        _________
___________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------
 Repayment of Bank Loan.......................      (900,000)     	 (1,500,000)
 Payment for purchase of treasury stock.......      (234,004)       (1,908,302)
 Net cash provided by or (used in) financing
   activities...............................      (1,134,004)       (3,408,302)
 Net increase (decrease) in cash and cash
  equivalents..................................       87,818             9,730
 Cash and cash equivalents at beginning of year        1,987            59,962
 Cash and cash equivalents at end of period...   $    89,805         $  69,692

[FN]
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              	DAXOR CORPORATION
               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  	NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. The consolidated financial statements include the accounts of the Company and its subsidary. All significant intercompany transactions and balances have been eliminated in consolidation.

1.  MARKETABLE SECURITIES
Upon adoption of FASB No. 115, management has determined that the Company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the Company's marketable securities investments, as of September 30,1996, and December 31, 1995, being increased approximately 41.35% and 43.64% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No.115, the adjustmement in shareholders' equity to reflect the Company's unrealized gains has been made net of the tax effect had these gains been realized. The prior period has not been restated.

[CAPTION]
The following table summarizes the company's investments as of September 30, 1996.

TYPE OF         	COST			       FAIR VALUE	   	   UNREALIZED	      UNREALIZED
_______          ____          __________        __________       __________
SECURITY									                                HOLDING GAINS   	HOLDING LOSSES
________                                         _____________    ______________
Equity		     $24,351,287       $33,214,596		     $11,682,821	     $2,819,512
Debt			           25,000	           25,875		             875               0
             -----------       -----------       -----------      ----------
Total	      	$24,376,287	      $33,240,471		     $11,683,696	     $2,819,512
             ===========       ===========       ===========      ==========

                             						December 31, 1995
TYPE OF   	      COST			       FAIR VALUE		      UNREALIZED	      UNREALIZED
_______          ____          __________        __________       __________
SECURITY									                                HOLDING GAINS	   HOLDING LOSSES
________                                         _____________    ______________
Equity		     $24,851,151	      $35,673,901		     $13,470,588	     $2,647,838
Debt			           26,212	           61,172		          34,960	              0
             -----------       -----------       -----------      ----------
Total		      $24,877,363	      $35,735,073		     $13,505,548	     $2,647,838
             ===========       ===========       ===========      ==========

At September 30, 1996, the securities held by the Company had a market value of $33,230,471 and a cost basis of $24,376,287 resulting in a net unrealized gain of $8,854,184 or 36.32% of cost.

At December 31, 1995, the securities held by the Company had a market value of $35,735,073 and a cost basis of $24,877,363 resulting in a net unrealized gain of $10,857,710 or 43.64% of cost.

At September 30, 1996 and December 31, 1995, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.


2.  LOANS PAYABLE
As at September 30, 1996 and December 31, 1995, the Company had loans outstanding aggregating $200,000 and $1,100,000 respectively, borrowed on a short- term basis from a bank, which are secured by certain marketable securities owned by the Company. These loans bear interest at approximately 7.8%.

Short term margin debt due to brokers, secured by the Company's marketable securities, totalled $ 1,227,216 at September 30, 1996 and $ 436,609 at December 31, 1995.
-5-

PART II.  OTHER INFORMATION

ITEM 2 		   Legal Proceedings
Since the filing of last quarter's 10Q, which contains a complete list of the pending legal actions, the following significant legal actions have occurred:

In the matter of Idant Laboratories, et al, v. State of New York Department of Health, et al. (Supreme Court, New York County: Index No. 105052/94). The decision of Justice Friedman has been appealed and filed. The appeal was argued and submitted for the November Term. Daxor is awaiting the court's decision.

In the matter of Daxor Corp. et al. v. State of New York Department of Health, et al. (Supreme Court, New York County; Index No. 131181/94) discovery is proceeding. Daxor is currently deposing the Department of Health employees who drafted the regulation. They have admitted to an ignorance of semen banking. These drafters have also disagreed with each other about definition of terms used by the regulation and various implications of the regulation. The matter is proceeding.

In the matter of Daxor Corp., et al. v. State of New York Department of Health, et al. (Supreme Court, New York County, Index No. 107564/95) The State has requested leave of the Court of Appeals to appeal the Appellate Division's decision in favor of Daxor. The Court of Appeals has not rendered a decion as to whether it will entertain the State's appeal.

In the matter of Daxor, et al. v. State of New York, (Court of Claims; Claim No. 92013). Daxor instituted a claim for defamation against the State of New York resulting from the dissemination of false information regarding Daxor to the media. The Court of Claims judge dismissed the action, claiming that despite the State's admission that it supplied various documents to the New York Daily News, that there was no evidence that the State supplied documents to the New York Daily News. A notice of appeal has been filed.

In the Matter of Idant v. DeBuono, (Albany County; Index No. 471/96). Justice Canefield has transferred this case to the Appellate Division, Third Department. The Court cited numerous important allegations of bias by the State which necessitates transfer of the matter to the Appellate Division. Justice Canefield also allowed the appellate record to be expanded to include documents previously suppressed by the State. Daxor has moved before the Appellate Division to be allowed to include in the appellate record the deposition testimony received in Daxor Corp., et al. v. State of New York Department of Health, et al. (Supreme Court, New york County; Index No., 31181/94). This testimony reveals that the drafters of the regulation failed to follow the State Administrative Procedure Act when they promulgated the regulation. Furthermore, this testimony reveals that the drafters disagree with each other as to the meaning and application of the regulation. This motion is still pending.

In the matter of Idant v. The Department of Health of the City of New York, (Supreme Court, Appellate Division, First Department; Index No. 123218/94). The City has requested leave of the Court of Appeals to appeal the Appellate Division's decision in favor of Daxor. The Court of Appeals has not rendered a decision as to whether it will entertain the City's appeal.

Item 6(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

ITEM 2.
Management's discussion and analysis of financial conditions and results of operations.

RESULTS OF OPERATIONS
---------------------
Nine months ended Sept. 30, 1996 as compared with nine months ended Sept 30,
1995.
For the nine months ended September 30, 1996, total revenues were $2,223,536 down from $3,325,114, in 1995. Operating revenues were $632,416 in 1996, down from $1,188,521 in 1995. Dividend income was $1,581,758 with an interest expense of $42,141 in 1996, as compared to dividend income of $1,633,637 with an interest expense of ($62,618) in 1995. In 1996, the Company had a net income
(loss) of ($112,731) before income taxes versus a net income of $1,090,457 before taxes in 1995.

Three months ended September 30, 1996 as compared with three months ended September 30, 1995.
For the three months ended September 30, 1996 total revenues declined to $764,680 from $991,284 in the 1995 quarter. In 1996, dividend income was $538,866 with an interest expense of $16,849 compared to dividend income of $528,262 with an interest expense of ($61,742) in 1995. The Company had a net income of $13,765 before income taxes in 1996 versus a net income of $251,901 before taxes in the 1995 quarter. Operations were negatively impacted by the partial closure of the Company's New York State facilities from August 21, 1995 through May 16, 1996. Operations within these facilities have not returned to their previous level operations. The Scientific Medical Systems division which provided specialized pathology services has not yet fully reopened. This division provided approximately 20% of operating revenues. The Company believes that its operating revenue from laboratory sources will return to previous levels. The Company anticipates that once the BVA-100 and its associated kit is approved that this will become a major source of revenue.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1996 the Company had total assets of $35,030,705 and total liabilities of $4,867,644 with shareholders' equity of $30,163,061. The Company has $ 5,576,375 of net after tax unrealized capital gains on available- for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity.

The Company has adequate resources for the initial development and marketing of its instrument the Blood Volume Analyzer (BVA-100). The Company will attempt to sell its Blood Volume Analyzer directly to hospitals. The Company also plans to offer its BVA-100 on a loaner basis to hospitals with a guaranteed number of kit purchases. The Company would require additional capital to sustain this marketing plan to all potential hospital users. If the Company were to expand its blood banking operation on a full scale, nation-wide basis, it would sustain its New York State blood banking facility.

The Company is currently evaluating a preliminary proposal to purchase another private blood banking corporation, as well as another clinical laboratory. The Company is also considering expanding its ownership stake in US Cryobanks of Florida. The Company formed Daxor Health Services to provide rehabilitation services in Florida. To date this operation has sponsored a pilot program in conjunction with Therapuetic Rehabilitation Services which Daxor Corporation partially owns.

The Company has had an important series of important court victories which reopened its facilities. The Company intends to expand its marketing efforts in the blood banking field. In July 1996, the Company entered into a contract with Oxford Instruments, Inc., Nuclear Measuremnts Group (NMG) to produce the BVA-100. The Company established a southern division headed by Vice President of Engineering Ron Baldry to work with Oxford Instruments in Oakridge, Tenn.
The Agreement with Oxford Instruments, NMG permits the Company to use its capial resources for the development of a kit manufacturing facility. The Company may initially subcontract its kit manufacturing but, intends to build its own facility. The need for additional capital will be a function of the rate of acceptance of the Blood Volume Analyzer as well as frozen blood banking. If there is rapid acceptance of these services, then additional capital might be required for optimal penetration of these markets.

                                   	SIGNATURES
                                    ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         						DAXOR CORPORATION
                             								              (Registrant)




DATE: November 15, 1996                   /S/JOSEPH FELDSCHUH
                                								  JOSEPH FELDSCHUH, M.D.
                                          President


DATE: November 15, 1996			                /S/ROBERT ROSENTHAL
                                 							  ROBERT ROSENTHAL, M.D.
                                								  Vice President


DATE: November 15, 1996                   /S/ OCTAVIA ATANASIU
                                								  OCTAVIA ATANASIU
                                								  Treasurer


DATE: November 15, 1996                    /S/ VIRGINIA FITZPATRICK
                                        	  VIRGINIA FITZPATRICK
	                                 							  Corporate Secretary