Form 10-Q/A
period 1996-09-30
DAXOR CORP
filed 1997-02-05
CIK 27367

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

                                          JOSEPH FELDSCHUH,M.D.
                                          President


DATE: November 15, 1996                   /S/ROBERT ROSENTHAL

                                          ROBERT ROSENTHAL,M.D.
                                          Vice President


DATE: November 15, 1996                   /S/OCTAVIA ATANASIU

                                          OCTAVIA ATANASIU
                                          Treasurer


DATE: November 15, 1996                   /S/VIRGINIA FITZPATRICK

                                          VIRGINIA FITZPATRICK
                                          Corporate Secretary

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