Form 10-K
period 1996-12-31
DAXOR CORP
filed 1997-04-18
CIK 27367

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              Form 10-K
              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


    FOR THE FISCAL YEAR ENDED                  COMMISSION FILE NUMBER
        December 31, 1996                               0-12248

                               Daxor Corporation
           (Exact name of Registrant as specified in its charter)

                    New York                      13-2682108
      (State or other jurisdiction of             (IRS Employer
       incorporation or organization)             Identification Number)

                                350 Fifth Avenue
                                   Suite 7120
                            New York, New York  10118
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

                         Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]
                    ----------------------------------
As at March 27, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 14,842,230. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $ 9.75.
                    ----------------------------------
The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 27, 1997: 4,712,709 shares.
                    -----------------------------------
Documents incorporated by reference:  The information required by
Part III is incorporated by reference from the proxy statement for the 1996 Annual Meeting of Shareholders.

PART I.
Item 1.  Business

 The Daxor Corporation (the "Company") was formed in 1971, to develop cryopreservation technology for the freezing techniques of human semen. The Company's Idant Laboratory division ("Idant"), was the first human semen bank developed in the United States for general public use. In 1985, Idant developed the first autologous blood bank in the United States where individuals could store their own blood. In 1985, the Company also initiated the development of an instrument for the measurement of the total amount of blood in the human body, the Blood Volume Analyzer (BVA-100).
 The Company has completed successful testing the BVA-100. The instrument utilizes an isotope (Albumin I-131) which is injected into a patient from whom blood samples are drawn at timed intervals. The instrument provides an accurate and rapid measurement of the total volume of blood in the human body. The technique currently employed takes 4-8 hours and is rarely performed in most hospitals. The BVA-100 will provide preliminary results within 20 minutes and complete results within 35 minutes. The instrument will also calculate the normal blood volume of a specific individual. It will, for example, provide a very accurate measurement of the amount of blood lost by a patient during surgery. Current methods of estimating blood loss are frequently inaccurate, and many have errors as large as 35%. At the present time, there is no similar instrument on the market. The instrument will require the use of a separate kit which will require FDA approval. The isotope in the kit has previously been specifically approved by the FDA for the measurement of blood volume. On March 20, 1996, the Company received approval for its U.S. patent application for the injection kit. The patent is for an injection syringe which will be used to provide a fixed quantitative amount of isotope for use with the BVA-100. To date over 300 patients have had their blood volumes measured utilizing these measurement techniques. The repeatability of the test is estimated to be + 2%. In 1991, the Company received a U.S. patent for the Blood Volume Analyzer itself and is the first U.S. patent issued for an instrument which successfully measures the total amount of blood in the human body. In November 1992, the Company received a European patent for its Blood Volume Analyzer covering 12 countries. On March 26, 1996, the Company received a Japanese patent for its BVA-100. This is the first patent ever issued in Japan to measure human blood volume. On July 18, 1996, the Company reached an agreement with Oxford Instruments, Inc., NMG. (Oxford) to manufacture the Blood Volume Analyzer for Daxor at the Oak Ridge, TN facility of Oxford. Oxford is an international corporation specializing in precision instrumentation. Daxor established an engineering division in Oak Ridge, headed by Vice
 President of Engineering, Ronald H. Baldry.

 The introduction and approval of the Company's Blood Volume
 Analyzer has been delayed by the lack of Albumin I-131.  Squibb

 Pharmaceuticals, who was the only U.S. F.D.A.-approved manufacturer who was producing the isotope Albumin I-131 , transferred its license to Iso-Tex Diagnostics. Iso-Tex has experienced multiple delays in the approval process of the isotope. In 1996, Iso-Tex received FDA approval for the manufacturing of Albumin I-131, after a delay of eight years.

 In 1985, the Company established the first facility in the United States for long-term autologous (self-storage) blood banking. The Company began exploring the possibility of long-term blood storage by utilizing freezing technology in 1974. However, market surveys indicated that the public underappreciated the risk free alternative of autologous blood banking because of a misperception that the traditional blood banking system was safe despite evidence that there were many risks from blood transfusions. The blood banking industry is a group of for-profit and not-for-profit corporations whose total revenue is estimated to exceed six billion dollars. These groups have a large financial stake in the continuity of the current system and have vigorously opposed the creation of autologous frozen blood banks.

Utilizing cryobiology technology, frozen blood has been shown to be capable of being stored for up to 20 years. The present donor systems of blood transfusions presents risks to those individuals receiving blood. A risk which can be avoided by utilizing one's previously stored blood. There are approximately 12 - 15 million blood transfusions administered annually. One third of the blood utilized in New York City is imported from sources outside of NYS and overseas because of severe shortages. At the present time, an individual has a 1-in-50 chance of contracting hepatitis from transfused blood and a much smaller but still real risk of contracting AIDS. A new hepatitis virus contaminant, Hepatitis G, has just been discovered to be present in thousands of blood transfusion products. Autologous storage of blood protects an individual against these and other multiple problems associated with transfusions. The concept that the "safest blood is one's own" is specifically endorsed by the American Medical Association, a committee of the National Institute of Health, and transfusion committees of multiple hospitals.

Daxor's Idant division was formed in 1971, and established the world's first human sperm bank for storage of human semen and donor semen for artificial insemination. Idant provides frozen semen to physicians for use in artificial insemination. The semen is obtained from third-party donors who are anonymous to the recipients. The donors are recruited and screened by Idant with their physical characteristics matched to the extent practicable to the needs of the recipient. Idant also offers its "sperm bank" storage facilities for use by men undergoing vasectomies and patients undergoing chemotherapy and radiation treatment, who are in danger of becoming sterile. This division also provides fertility testing services. The Company maintains the largest human sperm bank in the U.S.

From August 21, 1995 through May 16 1996, the Idant semen bank and blood bank had been operating on a partial storage basis only. On August 21, 1995, Daxor's New York State licenses were revoked without a hearing. Some of these licenses date back 25 years and the Company has responded with multiple lawsuits, which are more completely described in the Legal Proceedings section of this report. (section 5) On May 16, 1996, the New
 York State Appellate Court, First Department ordered in a unanimous 5 - 0 decision that Daxor's facilities be reopened.
 The Company has filed a $100 million RICO/anti trust suit against the New York Blood Center and certain New York State Department of Health officials.


BLOOD BANKING

In December 1985, Daxor received the first FDA registration in the U.S. for long-term frozen autologous blood banking. The Company has had research interests in the cryobanking of blood for over 20 years. The current donor system of blood banking exposes a transfusion recipient to the dangers of infections such as AIDS and hepatitis. There are over 50,000 cases of hepatitis from transfusions annually despite testing, of which a significant number develop into major illnesses. The current system of AIDS screening does not completely eliminate AIDS carriers as donors; it only reduces the risk of an AIDS carrier donating blood. Other viral diseases, such as the cytomegalo virus, are also transmitted via blood transfusion and are not detected by current screening methods. Blood matching of minor subtypes is never done and an individual has less than one chance in 100,000 of receiving a perfect match from an unrelated stranger. Approximately 5% of all transfusions result in transfusion reactions. Another major problem is the fact that diseases such as hepatitis and AIDS my be undetectable for six months or longer in healthy appearing, infected carriers. In March 1996, the NY Times reported a case of a blood donor infected with AIDS who donated 33 times before his condition was ever detected. Daxor introduced the quarantine concept to both sperm banking and blood banking. Under the quarantine concept, donated blood and sperm specimens are frozen and stored for a minimum of six months and the donor is then retested for infectious diseases such as AIDS and hepatitis before his donation can be released for use. In 1987, Daxor signed the first U.S. corporate contract with Warner Communications to develop a pool of frozen autologous blood and frozen quarantined donor blood. Frozen quarantined donor blood, is blood from donors which has been stored for a minimum of 6 months and the donors then retested for AIDS and hepatitis. Infected carriers of AIDS and hepatitis may be undetectable by standard antibody tests for periods of up to six months (and on rare occasions even longer). Quarantined frozen blood provides a much safer form of donated blood than refrigerated blood in which the donor is tested once and the blood must be used within 42 days or less. The utilization of frozen quarantined blood also permits transfusion of multiple units of blood from a single donor.
 This significantly diminishes the risk as compared to when the same quantity is obtained from multiple donors.

Compounding the risks of infection and other complications, is the frequent withholding of blood from severely anemic patients by their physicians because of these known risks of transfusion. It is a common medical practice to replace the first three pints of lost blood with three pints of sterile salt water or the equivalent. This problem has not been brought to public attention, but is widely known among physicians who have treated patients who have lost blood. The number of patients who suffer major complications, including sudden death, from undertransfusion is unknown but significant.

These complications and problems can be avoided by autologous storage (self-storage) of blood by individuals. The Company believes that a considerable educational process will be required to establish the desirability of autologous blood storage and to overcome opposition to any change in the current blood banking system from established tax-exempt (non-profit) and profit-making entities who have great financial stakes in insuring the continuity of the present donor system. The Company views its entry into this field as a major long-term commitment. The current blood banking system is a monopoly, or semi-monopoly, in most areas and is controlled by tax-exempt organizations. One such non-taxpayer had "excess revenues" (i.e. profits) in excess of 50 million dollars in a recent year. These organizations, while maintaining a public posture of altruism, have been very aggressive in trying to maintain a monopoly on the supply of blood resources and the income derived from these blood banking activities. In N.Y.S., the prime supplier of blood in the lower NYS, Long Island and NYC region is the New York Blood Center. In the upper region of NYS, the Red Cross is the prime supplier of blood. Some individual hospitals have small in-house blood banks which provide a small portion of the hospitals transfusion needs. All hospitals within the region are dependent for their blood banking needs from the regional blood center structure in their geographic area.

Under the present system, it is a common practice to fractionate or separate whole blood into red blood cells, platelets, and plasma. Plasma contains the clotting elements of blood plus antibodies. Sometimes patients continue to bleed because they are transfused with red cells and salt water and no clotting factors. This can cause the patient to require even more transfusions than if they had been initially transfused with whole blood. Anyone who bleeds loses all of these components simultaneously. However, they regularly receive only partial replacement. As a result, when a patient receives complete replacement of one pint of blood, for example, he could receive red cells from one donor, platelets from another donor and plasma from yet another donor. A patient who requires complete replacement of 3 units of whole blood could be exposed to 9 different donors, each of whom is capable of transmitting an infection such as AIDS or hepatitis. The Red Cross and others have claimed that directed donation (i.e. a donation from a known source) is not safer than blood from an unknown source. Under the frozen quarantined blood banking system that Idant developed, directed donations will be far safer. This is because instead of having 9 donors the recipient would receive 3 units of whole blood from one donor. In addition, the risk of sensitization which increases with each donor would also be reduced by the same amount when blood from a single donor is used. Also, the use of doubly tested quarantined donor blood significantly reduces infection risks as compared to single tested donor blood.

Another major problem addressed by Daxor's blood program is the severe shortage of blood. At the present time, 1/3 of the blood and blood products used in the New York region are imported from Europe, and out of state sources. France, Germany and Japan have been rocked by blood banking scandals in which AIDS contaminated blood was transfused despite knowledge by officials that the blood was dangerous. In France, senior blood banking officials have been sentenced to jail terms. The shortage of blood compounded by the risk from blood transfusion have made it a common practice to replenish individuals who have lost as much as 3 pints of blood with only salt water. In some cases individuals who have lost as much as 4 pints of blood are replaced only by salt water. The human body, depending on its size, holds only 7 to 12 pints of blood. The practice of replacing blood with salt water, widely known to physicians, is almost unknown to the public at large. This practice of replacing blood with water leads to a significant number of unreported heart attacks, strokes, and sudden deaths every year. Some patients who receive salt water instead of blood develop a condition called pulmonary edema, where their lungs fill up with water. Patients who develop these complications rarely have their complications attributed to the severe undertransfusion they have received. In the case of sudden death, the autopsy will reveal the heart attack or stroke which will usually be listed as the cause of death instead of the real cause, which is inadequate replacement of blood. Blood volume depletion is very difficult to prove as a cause of death. In animals bled experimentally, death comes rapidly and with almost no warning as the brain is deprived of blood, with sudden loss of consciousness followed by sudden death. The practice of keeping patients, including elderly patients, severely blood- depleted, would end if a safe and adequate source of blood were available.

The Company plans to develop a nationwide network of autologous blood banks. This would possibly eliminate the shortage of blood, and the blood would be virtually AIDS-free and would be markedly less likely to transmit infection than the current system of donor blood transfusion. The special features of the Idant blood bank would include quarantined doubly tested frozen donor blood. The major Daxor advance is the provision of multiple units of donor blood from a single donor. These concepts could provide significant competition for the current blood banking system which has serious risks because diseases such as AIDS and hepatitis may be undetectable for periods as long as six months from infected individuals, and occasionally even longer. The Company's concept faces fierce opposition from tax-exempt blood banks which have often held a geographic monopoly position. (see RICO/anti trust lawsuit)

 In the late 1980's, the use of autologous blood was encouraged by increasing numbers of hospitals. These programs, however, are short-term programs in which liquid blood (unfrozen) is kept up to 42 days prior to use. In these programs individuals who face elective surgery are encouraged to store between 2-5 pints of blood in a 5-week period prior to surgery. Some patients are even bled 72 hours prior to surgery. This practice usually results in a patient being operated upon in an anemic (blood-thinned) or blood-depleted state because almost no one is able to replace blood at the rate at which it has been removed. It is generally acknowledged that the more blood-depleted an individual is, the greater the risk of a complication. The decision to operate on individuals in a blood-depleted state is a compromise between increasing the risk of surgery in a blood-depleted state and the risks from donor transfusions. It is significant that the FDA guidelines for donors will not permit blood donations more frequently than once in 8 weeks, except in certain circumstances. These new practices of self donation violate these medical guidelines and may place the patients at greater risk than if non-autologous donors had been used.

 Under Daxor's program these risks are eliminated by obtaining blood donations which are frozen over an extended period of time, instead of days and weeks, just prior to surgery. Therefore, the patient does not become depleted. Patients undergoing surgery who had stored blood under the Company's program would not begin their surgery in a blood-depleted state as contrasted to patients who had their blood taken just prior to surgery.

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

 Daxor family blood banking programs provide for donor exposure reduction by the following steps: 1) Storage of an individual's whole blood (i.e. both the red blood cells and the plasma). 2) Donor Reduction Program. Utilization of multiple units of frozen blood from a single donor where additional blood is necessary. For example, a person who has stored 2 units of whole blood comprising 2 units of red cells and 2 units of plasma could provide that blood to another individual who would be exposed to only a single donor for the quantity of blood which would currently be directed from four separate donors. 3) Utilization of Quarantined, Doubly Tested Blood. In 1985, Daxor's Idant Laboratory division was the first sperm bank in the United States to initiate the concept of quarantined sperm to reduce the risk of AIDS and hepatitis. The public is unaware that the current tests for the AIDS virus does not actually test for the virus, but is only a test for the antibodies to the virus which usually take months to appear. A blood or sperm donor recently infected with AIDS therefore will test negative on the standard test, but will be capable of transmitting AIDS to the recipient of the donation. A blood donor receiving a blood product from someone infected with the AIDS virus has almost a 100% guarantee of becoming infected. Some of these people, in turn, will infect other members of their family with the AIDS virus. Elizabeth Glazer is an example of a widely publicized case of a woman who received a single AIDS infected unit of blood and then, in turn, infected two of her children. There have been many cases where an individual infected from a transfusion infects other family members.

 To prevent this problem, in 1985, Daxor's Idant laboratory division started the first quarantine in the United States (and possibly the world) for sperm donors whereby a sperm donor's semen was stored for a minimum of six months and the donor retested a second time. Most AIDS infected individuals will develop antibodies within 6 months so that a second negative test would indicate that the six month old semen was AIDS free. This concept was adopted by the American Association of Tissue Banks in 1986, and is now the law in states which regulate sperm banking. In 1987, Idant adopted a similar concept for its blood bank, encouraging individuals to be retested so that their blood would meet the criteria for "quarantined blood". Daxor was the first blood bank in the United States to offer this service. It is the only blood bank in New York State to provide such blood and may possibly be the only facility in the United States providing this type of blood. At the present time, there is a 95% chance that an individual will require a transfusion within one's lifetime. The utilization of autologous storage combined with a quarantined donor blood program, could reduce the risk of donor exposure by over 90%.

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

 To date, privately held blood banking companies focusing primarily on storage facilities have not been profitable. The many factors behind the slow acceptance of the concept have been: 1) Monopoly practices of tax-exempt blood suppliers. 2) The use of exclusive supply contracts between these organizations and their hospitals. Some of these contracts may be in violation of anti trust laws. 3) Relationships between regulators and blood bank monopolies enforcement activities of some regulatory agencies which provide extremely difficult entry barriers to innovators wishing to provide competing or alternative services. Some individuals within the regulatory agencies have been openly and aggressively hostile towards services such as frozen blood banking which Daxor provides.
 The passage of "Safe Blood" acts by various states is a major step towards protecting the rights of the public. We believe a federal law will provide uniform protection to patients throughout the United States.

 It is a goal of the Company to develop a network of Family Frozen Blood Banks which will also have sperm banking capabilities throughout the United States. The Company believes that as the public becomes increasingly aware of the deceptions about the safety and inadequacy of current blood transfusion practices, that individuals will seek to provide this essential form of insurance for themselves. The anti trust suit has the potential for ending the regional blood bank monopoly structure within the United States.

 In March 1994, Daxor assisted the development of U.S. Cryobanks of Florida which provides both semen and blood banking. Daxor has a 29% interest in U.S. Cryobanks of Florida, which is under independent management.

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

 The more rapid the blood loss, the less likely the hematocrit will reflect the true picture of the patient's blood volume.
 For example, an individual who has just donated a pint of blood (usually over a 6-10 minute period) obviously has one pint less blood at the end of the donation than at the beginning. Yet a hematocrit measurement at the beginning and at the end of the donation may be almost unchanged, therefore giving no indication that the individual has just lost a pint of blood. Surgery is a situation in which individuals lose relatively large quantities of blood in a short time. Despite infusion of saline (salt water) and other blood substitutes, the hematocrit is frequently very misleading at the end of surgery as to the quantity of blood lost. Patients may have lost 25 to 35 percent more blood than estimated from hematocrit measurement and the weighing of blood-soaked sponges. Patients losing more than 3 pints may have circulatory collapse when undergoing anesthesia. Even the loss of 1-2 pints in an individual with heart disease may have serious consequences.

 The Blood Volume Analyzer, BVA-100, will permit patients to have their blood volume measured to within an estimated accuracy of PLUS or MINUS 2% prior to surgery. It will also permit estimates of +or
 -5% during surgery within 20 minutes and +2% within 35 minutes.

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

 The Company has developed a special injection kit which is used with the machine for each test. The injection system provides a quantitative highly precise injection. The system can be used in this situation where a precise injection is needed. The injection system received the first United States patent ever issued for such a kit on March 20, 1996. The Company, in 1991, received a U.S. patent on the instrument itself, 12 European patents the following year, and a Japanese patent on March 26, 1996. On May 23, 1996, after an eight year delay the Company obtained an FDA approved source for Albumin I-131. Iso-Tex Diagnostics received the license for production of Albumin I-131 and will supply the product to the Company. This development permitted the Company to proceed with an agreement for the manufacturing of the Blood Volume Analyzer.

 The Company believes that the most significant market for its blood volume measurement equipment consists of the approximately 8,000 hospitals and large clinics in the United States and other hospitals outside the U.S. The Company believes that there is an international market of 10 - 14 thousand potential users of its BVA-100. In addition, many physicians conducting extensive practices in cardiology, radiology or internal medicine might purchase equipment and related test kits for diagnostic use.

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

 The Company will have the BVA-100 manufactured by Oxford Instruments, Inc., N.M.G. on a sub- contract basis. The Company is in the process of retaining the service of a syringe manufacturer for its quantitative injection kit. The Company plans to manufacture its own kits, but is also considering the possibility of working with a radio-pharmaceutical corporation to dispense the kits.

Patent and Copyright Protection


 The Company in 1991, after a five-year application period, received a United States patent on its Blood Volume Analyzer (BVA-100). This is the only patent ever issued for an instrument dedicated to the measurement of total human blood volume for a specific individual. In 1992, the Company received a European patent covering 12 countries. On March 26, 1996, the Company received a Japanese patent for the BVA-100. The patent application was originally filed in 1989, and is the first patent ever issued in Japan to measure human blood volume. The Japanese patent provides protection until the year 2009. The instrument is designed to work with an injection kit to be manufactured by the Company. It is theoretically possible to use the Blood Volume Analyzer without the kit by preparing the reagents used for the test. However, the cost and time for such preparations would be uneconomical and it is unlikely that a purchaser of the instrument would use it without purchasing the reagent kit. On March 20, 1996, the Company received approval for its U.S. patent application for injection kit, which is specifically designed to be used with the instrument. This is the first United States patent ever issued for a system which permits a fixed quantitative amount of isotope to be injected for diagnostic purposes. The injection system was specifically designed for use with the BVA-100. However, it can be used for other diagnostic test purposes where a precise complete quantitative injection of a diagnostic reagent is required. Patent protection will extend for 17 years from the official date of issuance.


Idant Laboratory Division

 Idant pioneered both the technology and the commercial application of long-term preservation of human sperm for use in artificial insemination. The division provides frozen semen and services to physicians worldwide. As of February 1, 1997, Idant held approximately 55,000 human semen units in long-term storage at its central New York City facility. The Company maintains the largest human sperm bank in the United States. The Company's sperm banking services were particularly closed from August 21, 1995 to May 16, 1996. During this timeframe the Company could only maintain the stored specimens of its existing clients but could not accept new client depositors. The sperm bank and blood bank has returned to full operation after a unanimous 5 - 0 decision of the Appellate Court, First Department to reopen Idant's facilities. The Company recently had an inspection by the American Association of Tissue Banks (AATB). At the present time there are only 5 semen banks, out of approximately 300+ semen banks, in the United States that are accredited by the AATB. The Company is awaiting the results of this inspection. At the present time none of the licensed New York State sperm banks have passed the AATB accreditation process.

Use of Frozen Sperm for Artificial Insemination by Donors

 Idant, in 1985, was the first semen bank to institute an AIDS quarantine period for frozen semen. In 1989, New York State and a number of other states enacted laws requiring sperm banks to freeze and quarantine sperm for a minimum of six months with donors being tested at the beginning and at the end of the six-month period. By storing semen from a large cross- section of sperm donors, Idant can closely match the physical characteristics of the sperm donor (the Company maintains a complete physical description of each donor on file and matches multiple physical characteristics and additional special characteristics sought by the family) to those of the sterile father. The Company also provides, on request, special screening for rare hereditary recessive genetic traits. The increased likelihood of a child who resembles his recipient father can make the child, who results from artificial insemination, much more psychologically acceptable to the father. In February, 1988, the Centers for Disease Control and the American Fertility Society both officially endorsed frozen semen as the only recommended form of semen for use in artificial insemination.

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

 The FDA has instituted tissue bank regulations. Semen banking is considered a form of tissue banking, therefore, in the near future the FDA will develop specific regulations for semen banks. The FDA regulations are expected to be extremely strict with regard to Quality Assurance, i.e. tracking systems. The Company believes that many smaller semen banks will not be able to comply with these regulations. This may result in a consolidation within the industry.


Storage of Sperm for Personal Use

 The Company's sperm bank facilities contain stored sperm specimens which should remain viable for many years. Semen stored for 23 years, at minus 321 degrees, has shown minimal change when a small amount of a sample was thawed and examined (the Company has had documented normal births from semen stored 16 years). The Company's facilities are used by men who, for a variety of reasons, anticipate impairment of their ability to father children and by men who have been found to be marginally fertile. These men may now be able to have children by use of techniques that increase their fertility by treating their sperm to artificially inseminate their partners. The facilities are also used by men who plan to undergo sterilization by vasectomy, but who believe that they might desire children in the future. Artificial insemination using stored sperm is much more effective and less expensive than present techniques of vasectomy reversal. In addition, patients with a variety of diseases, including many types of cancer, store semen prior to undergoing treatment by chemotherapy or radiation. By utilizing cryogenic preservation facilities, these patients, who are frequently in their teens or twenties, will be able to father their own children after treatment despite the high risk of sterility and birth defects associated with treatments. The Company receives referrals for these services from multiple sources, primarily physicians.

 Different technologies and methods have been used for freezing semen. Historically, sperm banking had a poor reputation for effective preservation of human semen. However, the Company's preservation techniques and methods overcame the difficulties associated with freezing human semen. Dr. Jack Shuber of Mount Sinai Hospital of Toronto reported almost identical pregnancy rates with frozen semen as with fresh semen based on treatments of 193 patients verifying the effectiveness of Idant techniques. In addition, Dr. I. Ray King of Knoxville, Tennessee, completed an independent study which showed markedly higher pregnancy ratios in artificial inseminations using Idant semen as opposed to semen obtained from competing semen bank. In Dr. King's study, Idant semen produced a 17.5% rate of pregnancy per insemination cycle and a 67.1% cumulative percentage of pregnancies over 11 cycles, as opposed to results of 10.3% and 42.3%, respectively, for its competitor. These results are significant when compared to studies using frozen semen from a variety of sources, which showed pregnancy rates from artificial insemination by thawed donor sperm to be much lower than results of artificial insemination by "fresh" donor sperm. Idant periodically spot- checks its bank storage to test viability of selected specimens of stored semen; results of these spot-checks have shown sperm samples held in excess of 23 years to have almost no loss in viability or change in condition.

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

Proprietary Technology and Procedures

 The Company uses a customized carousel canister system in its sperm bank storage system. This permits retrieval of specimens from lower levels without removal of upper specimens. Only a few other sperm banks in the U.S. are known to have such a system. Most other banks use a "rack and cane" pull-up system which requires removal of upper specimens from the tank to retrieve specimens at lower levels. In such a bank, a specimen may be exposed to a temperature change of -321 degrees Farenheight (the temperature of the liquid nitrogen) to room temperature of 78 degrees farenheight more than 100 times during its storage lifetime. This will result in a gradual degradation of the specimen. In the Idant system the specimen remains under liquid nitrogen almost continuously while in storage.

 Research into preservation of human sperm has shown that without tightly controlled conditions, a marked drop-off in viability of sperm (i.e., the number of live, active sperm in a sample which could be expected to fertilize an egg) occurs within one to two years of storage. In addition, frequent handling of specimens decreases the viability of sperm. Based on this research, Idant has developed technology and complex procedures designed to minimize exposure of the sperm to the dangers of rise in temperature and handling. For its long-term sperm storage, Idant utilizes a non-patented proprietary technique of staged freezing combined with the use of Cryopreservation agents, prior to storage of the semen in liquid nitrogen at -321 degrees
 Farenheight. Levels of liquid nitrogen in its sperm bank storage tanks are continuously monitored. The liquid nitrogen tanks can maintain their temperature for over one week without additional liquid nitrogen. The Company has technicians on call during night hours as back-up for emergencies. The freezing systems do not require electric power for maintenance of temperature levels.
 In addition, the Company has established and follows a complex procedure for collection, processing and retrieval designed to minimize the handling of specimens. The Company also uses liquid nitrogen in connection with its shipments of sperm as a means of maintaining stable, low temperature. The Company believes that its quality control and strict adherence to shipping, storage and handling procedures designed to minimize the exposure of its stored sperm to changes which would impair viability are major reasons for Idant's recognition in the industry as a major source for effective, viable frozen semen.

Marketing

 Idant markets its sperm banking services directly to physicians, primarily through attendance at medical trade shows and conferences at which its services are described. In addition, Idant offers education services in the use of frozen semen and advances in artificial insemination. The Company's work in both semen preservation and blood banking has been featured multiple times on all national television networks as well as international networks and in national magazine and major newspapers. The Company's frozen blood banking program has been marketed to a minimal extent due to the legal battles with the New York State Department of Health (NYSDOH). The department of health's actions have severely damaged the Company's attempt to market its innovative, frozen blood banking program. The Company's recent court victories will place the Company in an improved position to market its blood banking products. The New York Blood Center has recently been the target of intensive FDA investigation due to improper blood banking practices. Blood products, some dating as far back to 1991, which were distributed by the NY Blood Center have been recalled by the FDA. Most of these blood products have already been transfused into patients, therefore, cannot be recalled. The NY Blood Center and key officials in the NYSDOH who control blood banking are being sued under RICO/anti trust laws by Daxor. The Company believes that the attempts to destroy private frozen blood banking have failed. The continuing revelations about the dangers of the current system will enable the Company to better market its blood banking programs. With regard to marketing its frozen blood banking program, the Company will focus on two themes, (a) "that the only safe blood is one's own," and (b) "that in the event that one does not have his/her own blood stored, the safest option is quarantined, donor blood which has been doubly tested. Daxor's blood storage clients undergo a broader testing profile than the standard minimum required tests by the FDA. The Company intends to emphasize these differences.

 The Company intends to market its Blood Volume Analyzer on both a sale and loaner basis to potential users, which are expected to primarily be hospitals and surgi-centers. The Company anticipates utilizing a loaner plan coupled with utilization of a specific number of blood volume measurement kits per week. This type of marketing approach is common in the laboratory equipment industry and will permit hospitals to test the Blood Volume Analyzer without first making a commitment to purchase an instrument. The Company will supply technicians to each user for educational and training purposes. The Company has also received indications of interest from other medical device distributors to market the BVA-100 when it is approved. The Company will evaluate whether it is optimal for Daxor to do its own marketing, or to market with a major distributor to facilitate rapid market penetration. One of the objectives of the Company in the marketing program will be to document the accurate measurement of blood volume as cost-effective in situations where blood transfusions are required. The current medical environment is highly oriented towards the concept of cost-effectiveness. The Company believes that accurate measurement of blood volume will prevent catastrophic complications, such as strokes or heart attacks, in patients who have been under transfused. Surgical patients who have suffered strokes or heart attacks due to under transfusion may require increased days of hospitalization. There are approximately 4 million Americans who receive blood transfusions annually. The Company will focus its marketing theme on the concept that if a patient is being considered for a blood transfusion, which could be potentially lethal, then that patient should have an accurate blood volume measurement taken.

Consultation, Laboratory Management and Training Program

 Daxor provides consultation with regard to the requisite personnel, equipment and facilities for small specialized medical laboratories and blood banks, and offers on a contract basis, to design, staff and manage such facilities. Where Daxor provides management services for laboratories on an on-going basis, it employs and supervises laboratory personnel, establishes and maintains procedures and provides additional continuing services.

Competition

 The medical technology market is intensely competitive.
 However, there are no competing instruments manufactured or marketed which perform semi-automatic blood volume analysis, such as the BVA-100. The Company believes that its receipt of a United States, European and Japanese patent for its blood volume analyzer provides significant protection against any future potential competition in the blood volume analysis field. The receipt of the U.S. patent for the injection kit system provides significant additional protections as the Company believes that the kits will be a major source of revenue. The Company believes that its main hindrance to market acceptability will be the need to demonstrate that its blood volume measurement equipment is capable of producing accurate data on a cost effective basis. Test kit costs will be modest relative to cost of a transfusion and the critical information derived from the test.


 There are at least 250 - 300 sperm banks in the United States operated by either commercial entities or by academic institutions. Frozen semen was pioneered in the United States by Daxor's Idant Semen Bank. The entry of the FDA into the regulation of donor semen is expected to result in major changes in the industry. The FDA's strict regulatory stance on blood banking safety has resulted in the closure of many testing facilities throughout the United States. The Company anticipates a similar closure of many marginal sperm banking facilities as a result of the new FDA sperm banking regulations. The Company believes that Idant's reputation has been damaged by the false charges of the New York State Department of Health, and the nine month partial closure of its Semen Bank and Blood Bank. The Company believes that it will be able to regain its outstanding reputation in the field and is awaiting the results of its American Association of Tissue Banks (AATB) inspection.

 Blood Banking services are provided by a broad spectrum of organizations. Approximately one- half of the blood supply used for transfusions is supplied by the American Red Cross and its branches. The other portion is supplied by various other tax-exempt and for-profit organizations. Some hospitals operate their own donor services, but require the services of outside vendors such as the Red Cross and the New York Blood Center for adequate supplies of blood products. The current practice in the blood banking field has been to split blood into various components such as red cells, platelets and plasma, which are then sold as separate units. Components of the plasma are usually sold to pharmaceutical companies which manufacture separate clotting and diagnostic factors. In many regions, blood banking is a monopoly or semi-monopoly structure. Blood banks almost uniformly do the minimum required testing on collected donor blood. Hospitals usually have one primary supplier and occasionally a supplemental suppliers of donor blood. Many hospitals are very dependent on their primary geographic supplier of donor blood. The primary supplier is usually a monopoly, which may have exclusive contracts with the hospitals that they supply. Patients have almost no choice with respect to storage of their own blood prior to needing a transfusion except in the infrequent situation (less than 5%) where patients need a transfusion for elective surgery. The blood banking industry has historically been opposed to the concept of frozen autologous storage of blood, even during a period when 1 in 10 transfused patients contracted hepatitis. The development of frozen autologous blood banking and quarantined frozen blood banking programs by tax paying corporations such as Daxor has been met by an extreme hostile response from the monopolistic controllers of donor blood. The advent of frozen autologous blood banking poses a fundamental threat to the status quo of the current donor blood industry. These organizations, as far back as 1983, conducted internal reviews of the amount of income that they would lose for each percentage of the population that elected to store their own blood. Blood banking organizations have repeatedly made false claims concerning the availability of stored frozen blood. The New York Blood Center is the primary supplier of blood in lower NYS and the Red Cross is the primary supplier in the upper region of NYS. A number of hospitals maintain a small in house blood bank to supplement their blood supply which are inadequate for their internal needs. Therefore, they are very dependent on their blood suppliers.

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

 Daxor believes that the availability of safer frozen blood to the public, utilizing either autologous blood or quarantined donor blood, would result in a basic change in the blood banking system. Sperm donors are usually paid. Sperm banking operates at a much higher level of donor testing safety and donated sperm is now usually quarantined at all AATB member sperm banks. The advent of quarantined frozen blood with paid donors could have a negative financial impact on tax exempt organizations which rely on free donors. Fifteen years ago, the majority of semen donations for artificial insemination derived from utilization of fresh semen with limiting testing of donors. Today, almost all donor semen is derived from frozen donor semen which has been quarantined for a minimum of six months and the donor retested. Despite the advantages of frozen blood programs, such as Daxor's, more than 99% of all donated blood used for transfusion is derived from refrigerated blood and transfused in under 42 days and where the donor has only been tested initially.

 The Company is aware of two other lawsuits instituted by small private blood banks against the American Red Cross. A successful conclusion of the Company's anti trust suit against the New York Blood Center will enable the Company to provide blood transfusion products that are clearly safer.

Regulation

 The Idant Sperm Bank was first licensed by New York City in 1971 and its Blood Bank in 1985. In 1989, Idant's blood bank was temporarily closed for four months after a number of false charges by an inspector of the New York City Department of Health. Following a hearing in the fall of 1989, Idant had its full Blood Bank license restored by the New York City Department of Health. The City inspector primarily responsible for the false charges against Idant took the Fifth Amendment against self-incrimination five times just prior to the hearings being stopped by mutual agreement; he was permitted to resign shortly thereafter. This same inspector was caught at night drilling a hole into one of Daxor's blood bank freezers. New York City reimbursed Daxor for the damaged freezer. The New York State Department of Health unexpectedly removed Idant's state permit in January 1990, just after New York City had restored its blood bank permit. The Company believes that the difficulties with the New York State Department of Health (NYSDOH) are the result a concerted effort by a combination of key regulators acting in conjunction with a major blood banking semi- monopoly system to destroy Daxor's frozen blood banking program. In 1987, the signing of the Warner Communication contract for quarantined frozen blood and autologous blood provided for the development of frozen quarantined blood pools. This concept, if successful, would have a major financial impact on the New York Blood Center and any other blood banking semi- monopoly. The Company's president, Dr. Joseph Feldschuh, has been an outspoken critic of the blood banking establishment and has written a book entitled "Safe Blood" published by the Free Press division of the Macmillan Publishing Company which details deficiencies in the current blood banking system.

 In NYS, blood banking and semen banking regulations are under the control of Dr. Jeanne Linden. Blood banking regulations are developed by a quasi governmental body, the Council on Human Blood and Transfusion Services, which enacts blood banking regulations. Individuals such as Dr. Celso Bianco of the New York Blood Center, representatives of the Red Cross, and advisors to these organizations serve on this committee. In 1988, one member of the Council on Human Blood and Transfusion Services told Dr. Feldschuh that, "Idant would be put out of business." Since 1985, Idant has been inspected annually by the FDA and continuously approved for operation, inspected by New York City since 1985, and approved annually, and has been inspected and accredited by the American Association of Blood Banks annually since 1986. Since January 1990, the state has blocked renewal of Idant's laboratory license and issued a provisional semen bank license. Despite approval, from the other aforementioned organizations, the NYSDOH has repeatedly denied Idant's licenses. The Company operated legally on the basis of its New York City licenses. In response to the repetitive denial of its state license the Company instituted a number of legal actions. In 1994, the New York City and State licensing functions were merged and the state assumed sole control of all licensing. The background of the state's actions have been extensively described in a 2nd quarter 1995 special report that was issued to shareholders in November 1995. (see Legal Proceedings section and Special Reports I [2nd Quarter 1995], II [3rd Quarter 1995] , & III [Mid-Year Review 1996], previously sent to shareholders.)

 On August 21, 1995, Daxor was ordered to close all of its facilities, including its blood bank and semen bank, on minor charges unrelated to either its semen bank or blood bank without a hearing. This action was a culmination of a campaign dating back to at least 1989, to terminate Daxor's blood banking services. Daxor initiated a $ 100 million RICO/Anti trust suit against a number of key officials in both the city and state Departments of Health and Dr. Celso Bianco from the New York Blood Center. Daxor also instituted an immediate appeal. Daxor has tape recordings documenting perjury by inspectors of the NYSDOH and also has extensive evidence of falsified inspection reports.

 The August 21, 1995, closure order by the State Health Department attempted to force the 3,000 blood and semen depositors to transfer their semen and blood specimens to another facility within 30 days of the closure order or have said specimens destroyed. A class action suit was instituted on behalf of the depositors before Supreme Court Justice Stuart Cohen, which prevented this from taking place. Justice Cohen prevented the full closure of the Idant Semen and Blood Banks and ordered the appointment of an independent expert to evaluate the conditions of operation at the Idant Semen and Blood Banks. Dr. Stanley Leibo, an internationally recognized expert in cryobanking of both sperm and blood was selected by the Court from a list supplied by the New York State Department of Health. Dr. Leibo investigated the conditions at Idant and a number of other licensed New York State sperm banks. In his report of summary of findings (respectfully submitted on May 3, 1996), Dr. Leibo reported that Idant was a facility of "excellence" and that other facilities that were inspected had such serious flaws that he considered them unacceptable. With respect to blood banking, Dr. Leibo further stated that there were no other New York State licensed facilities in or out of New York State that provided comparable frozen blood banking services to the public. After reviewing this report, Justice Cohen immediately issued an injunction against the NYSDOH enjoining any further attempts to coerce Daxor's clients to ship their frozen tissue specimens to other facilities. In a separate action, on January 29, 1996, the Company had a hearing in the Appellate Court, First Department, concerning the issue of revocation of its licenses without a hearing. In an interim decision on May 16, 1996, in a unanimous 5 - 0 decision the five judge panel of the Appellate Court, First Department, found that Daxor's rights to due process had been violated and ordered the restoration of Daxor's licenses. This was followed by a final decision on May 30, 1996, ordering the reopening of Daxor's facilities. Daxor's Idant division have been reopened, with the exception of its satellite laboratory, Scientific Medical Systems, because the surgi-center which it serviced signed a contract with another laboratory. The Company is presently negotiating to regain this service contract when it is available for renewal.

 With respect to the blood bank, in it's 11 1/2 year history, Idant has never shipped out a unit of infected donor blood. In the 26-year history of its Sperm Bank, there has never been a reported case of recipient infection due to any donor semen shipped by Idant.

 The Idant Blood was inspected by the FDA in May 1994, February 1995 and February 1996, and had no violations noted. The Idant blood bank is subject to inspection and regulation by the FDA. Idant has been inspected annually since 1985, by the FDA and received the first FDA registration for a frozen autologous blood bank in the United States. The FDA has two levels of inspection and approval. A blood bank operating primarily within a state is inspected, and if approved receives a "registration certificate". A blood bank which ships blood interstate and is a manufacturer of blood components must receive an interstate license. Interstate licensing inspections and requirements are particularly intensive with respect to documentation requirements. Members of the New York State Department of Health have claimed that Daxor cannot ship autologous blood outside NYS without an interstate license because it has only a FDA registration. The majority of NYS blood banks have only a FDA registration and not an interstate license. The FDA has specifically informed Daxor that it can ship autologous blood interstate without a license and that it can ship special directed donor blood (such as quarantined donor blood) without an interstate license in the event of a documented emergency. The Company has applied for an FDA interstate license for the shipment of blood. An interstate license would permit the routine shipment of non-autologous donor blood between states. The Company intends to fully develop its concept of quarantined, doubly tested donor blood.

 The development, testing, production and marketing of medical devices are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act, and may be subject to regulation by similar agencies in various states and foreign countries. The governing status and regulations generally require manufacturers to comply with regulatory requirements designed to assure the safety and effectiveness of medical devices. Daxor filed a 510(k) application for its Blood Volume Analyzer on November 4, 1996. The application is currently under review. The Company also submitted a 510(k) application for its quantitative injection kit system on February 3, 1997, which is currently under review.

Employees

 On March 27, 1997, the Company had 30 employees.  None of the
 Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

Item 2.  Properties

 In February 1992, the Company signed a thirteen year lease for a new facility at the Empire State Building. The initial space was for 6,000 square feet, with option provisions in the lease for up to 24,000 square feet. Future minimum rental payments under this non-cancelable lease are as follows: 1996-$168,832, 1997 - $168,832, and 1998 - $168,832. The lease also contains
 CPI escalation clauses. The new facility was completed in July of 1992 and the Company moved in that same month. In March, 1994, the Company obtained an additional 1,000 square feet space.

 In February 1996, the Company incorporated Daxor Health Services, Inc., a wholly owned subsidiary in Florida. Daxor acquired a 25% interest of Therapeutic Rehabilitation Services, a privately held Florida company engaged in rehabilitative services. Rehabilitation services are provided primarily to Medicare recipients through a third party intermediary. The intermediary has experienced difficulties in obtaining complete reimbursement from Medicare. The Company has discontinued providing additional services until it can obtain reimbursement for services previously rendered.

Item 3.  Legal Proceedings

 As a result of the failed Resimmo offer in July 1992, the Company has had two class action lawsuits initiated against it. These actions have been described in previous 10K filings. In 1996, there was no legal activities regarding these suits. The Company believes there is no merit to these lawsuits. The Company is considering instituting legal action to countersue the claimants for frivolous claims.

 The Company has been involved in legal proceedings with the New York State Department of Health relating to its licenses to operate a laboratory and sperm and blood bank. It has also instituted a RICO/anti trust suit against several key employees of the New York Department of Health and the New York Blood Center. These actions are as follows:

 1.Daxor Corp., et al. v. State of New York Department of Health, et al. (Court of Appeals). This proceeding was instituted by Daxor to challenge the determination of the State Department of Health to revoke all licenses issued to, and to deny all licensure applications for, Daxor's New York health care facilities. The Court (Tompkins, J.) heard argument on the petition on June 23, 1995, and by decision and order dated July 17, 1995, denied Daxor's application. An appeal from that decision was filed on November 6, 1995, with the Supreme Court, Appellate Division, First Department. The Appellate Division, in a 5 - 0 decision, unanimously ruled in favor of Daxor and reversed the decision on May 16, 1996. The State was denied leave to appeal the decision to the Court of Appeals by the Appellate Division. This order resulted in the reopening of Daxor's Idant Blood Bank and Semen Bank. The State was granted leave by the Court of Appeals to appeal this matter.

 2.Daxor Corp., et al. v. Linden, New York Blood Center, et al. (United States District Court, Southern District, Case No 95 Civ. 7847 [KTD]). Daxor instituted a $100 million anti trust, Racketeering Influenced Corrupt Organizations Act and an action pursuant to 42 USC s 1983 for violations of its civil rights against the New York Blood Center and New York State Department of Health employees. This action has the potential of allowing the corporation to recoup losses and attorney fees generated as a result of the unfair practices used against it. The defendants filed motions to dismiss the complaint. The matter is pending a decision by the court. In the interim, Daxor served notices of deposition which were dishonored by the defendants. Daxor will be making a motion to compel the depositions.

 3.Daxor and Yaker, et al. v. DeBuono, (Supreme Court, New York County; Index No. 122485/95). Justice Cohen. This is a class action instituted by blood bank and sperm bank depositors of Daxor against the Department of Health to enjoin the Department of Health from mandating the removal of the class' property from the Daxor tissue banks premises. On May 3, 1996, Justice Cohen received a report from the court appointed expert who found Daxor to be a facility of excellence. Justice Cohen specifically ordered the State to refrain interfering with Daxor's operations until after the First Department decided index #10754/95. On May 16, 1996, the Appellate Court, First Department ruled 5 - 0 in Daxor's favor.

 4.Daxor Corp., et al. v. State of New York Department of Health, et al. (Supreme Court, New York County; Index No. 131181/94). This matter was instituted by Daxor challenging the constitutionality of the State Health Department's semen bank regulations. The State was deposed. It was revealed during deposition that the State had improperly failed to serve a cache of documents that substantiate claims made by Daxor against the DOH.

 Daxor is currently deposing the Department of Health employees who drafted the regulation. They have admitted to an ignorance of semen banking. These employees have also disagreed with each other about definitions of terms used by the regulations and various implications of the regulations. The State, in an effort to forestall further damaging depositions, moved for summary judgment.

 5.Daxor, et, al. v. State of New York, (Court of Claims; Claim No. 90213). Daxor instituted a claim for defamation against the State of New York resulting from the dissemination of false information regarding Daxor to the media. The Court of Claims judge dismissed the action, claiming that despite the State's admission that it supplied various documents to the New York Daily News, that there was no evidence that the State supplied documents to the New York Daily News. The appeal has been briefed for the Appellate Division, Third Department, and will be approved in he April term.


 6.Idant v. DeBuono, (Supreme Court, Albany County; Index No. 471/96). This is a petition instituted pursuant to CPLR Article 78, appealing the decision of the New York State Department of Health for revoking Idant's Semen Bank license. The basis of this action is that the Department of Health revoked the license in violation of Public Health Law section 4366. The matter was argued and submitted to Justice Canefield. Justice Canefield has transferred this case to the Appellate Division, Third Department. The Court cited numerous important allegations of bias by the State which necessitates transfer of the matter to the Appellate Division, Third Department for argument in the May 1997 term.

 7.Daxor, et al. v. Amy Clyde, et al. (Supreme Court, New York County; Index No. 122486/95). Daxor instituted an action for defamation against Amy Clyde, the author of a 1995 article, and K-III Corp., the owner of New York Magazine, which published the defamatory article. Discovery is proceeding. This proceeding remains ongoing.

 8.Idant Laboratories, et al. v. State of New York Department of Health, et al. (Supreme Court, New York County; Index No. 105052/94). Idant commenced suit challenging the State Health Department's denial of Idant's clinical laboratory and blood bank licensure operations for the periods including 1991-1993. By decision and order dated April 13, 1995, Justice Friedman denied Idant's petitions. The matter was briefed and argued to the Appellate Division in November 1996. The Court has not yet rendered a decision.

 9.Gregory Pollinger v. Joseph Feldschuh, Idant Laboratories and Daxor Corporation. (Supreme Court, New York County; Index No. 122560/95). Former Daxor semen bank client depositor claims that his specimens were not viable. The Company obtained an independent analysis of the specimen and it was found that the specimens were viable. The Company considers the case without merit. The Company has instituted a counter claim.

 10.Idant v. The Department of Health of the City of New York. The action was an appeal of the City Department of Health's decision to prohibit Daxor from performing Semen Analysis. This matter was argued before the February 1996 Term of the Appellate Division. In a unanimous 5 - 0 decision, the Appellate Court, First Department ruled in Daxor's favor and denied the City Department of Health the right to appeal. New York City no longer regulates laboratories or blood banks.

 Item 4.  Submission of Matters to a Vote of Security Holders

 No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

 Item 5.   Market for Registrant's Common Equity and Related
 Stockholder Matters

The common stock is traded on the American Stock Exchange under the symbol DXR.

                                              1995
                                        High          Low

First Quarter......................     8 7/8         5 5/8
Second Quarter.....................     7 1/8         5 7/8
Third Quarter......................     7 1/4         6 1/4
Fourth Quarter.....................     7 1/4         6


                                              1996
                                        High          Low

First Quarter......................     8 3/4         6 1/4
Second Quarter.....................    13 7/8         8
Third Quarter......................    15 1/2         9 3/4
Fourth Quarter.....................    15 5/8        12 3/8

 On March 27, 1997, the Company had approximately 329 holders of record of the Common Stock. The Company believes there are approximately 2500 beneficial holders.

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

Selected Operations
Statement Data:
                                    Year Ended December 31,
                      1996        1995        1994        1993       1992
Operating revenues $ 717,308 $ 1,864,552 $ 1,844,416 $ 1,926,415 $ 1,967,588
Dividend income    2,132,173   2,209,962   2,157,735   2,164,691   3,035,478
Gains (losses) on
Sale of investments   16,354     674,421     584,982     708,407   1,128,650
                   ---------   ---------   ---------   ---------   ---------
Total revenues     2,865,835   4,748,935   4,587,135   4,799,513   6,131,716
                   ---------   ---------   ---------   ---------   ---------
Costs and Expenses:
Operations of
laboratories         819,722   1,041,275   1,016,832     998,401     867,994
Selling, general and
  administrative   2,080,969   2,369,660   1,585,533   1,309,105   1,137,647
Interest expenses, net
  of interest income  74,175    (113,973)     11,116     181,353     392,591
                   ---------   ----------  ---------   ---------   ---------
Total costs
and expense        2,974,866   3,296,962   2,613,481   2,488,859   2,398,232
                   ---------   ---------   ---------   ---------   ---------


Net income or (loss) before
  income taxes      (109,031)  1,451,973   1,973,654   2,310,654   3,733,484
Provision for
income taxes           3,134     164,858     165,519     160,309     302,424
                   ----------  ---------   ---------   ---------   ---------
Net income        $ (112,165)$ 1,287,115 $ 1,808,135 $ 2,150,345 $ 3,431,060
                  ===========  =========   =========   =========  =========

Weighted average
number of
shares outstanding 4,722,709   4,872,481   5,122,188   5,154,955   5,179,305

Net income per
common equivalent
share                ($0.02)     $0.26       $0.35       $ 0.42      $0.66


Selected Balance
Sheet Data:                                   Year Ended December
31,
                    1996          1995        1994         1993        1992
Working capital $31,006,579  $31,598,345  $28,739,806 $23,966,425  $20,586,020
Total assets     37,288,804   37,744,621   35,012,638  29,112,282   32,634,921
Total liabilities 5,507,384    5,891,790    5,813,458   4,681,643   10,339,973
Shareholders'
   Equity        32,052,831   32,052,831   29,199,180  24,430,639   22,294,948
Return on equity  0.00%         4.41%        7.40%        9.64%      17.97%

  Return on equity is calculated by dividing the Company's net income for the period by the shareholders' equity at the beginning of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL


     Idant Laboratories contributed 65%, 85% and 82% of operating revenues in 1996, 1995 and 1994 respectively with the remainder coming from contract laboratory work and from Florida Rehabilitation Services. The Company has been injured by false claims by New York State Health Department Officials concerning its anonymous semen donor program. The August 21, 1995, closure order by the NYSDOH without a hearing on alleged violations unrelated to Idant's semen or blood bank has had a continuing negative impact on the Company's revenues and earnings. On May 30, 1996, the Company's Semen and Blood Banks were reopened.
 The Company also has received no revenue from a satellite laboratory, which contributed approximately 15% to revenues
 prior to the closure order.   A number of other legal actions,
 including a RICO/Anti trust suit have been initiated against the New York Blood Center and a number of key NYSDOH officials. If the Company prevails in its suit, the Company could receive recovery of legal fees and monetary compensation for lost business. The Company in 1995, acquired a 29% interest in U. S. Cryobanks in Altamonte Springs, Florida, a suburb of Orlando.
 In February 1996, the Company acquired a 25% interest in Therapeutic Rehabilitation Services and incorporated Daxor Health Services, Inc. in Florida. This operation has been unprofitable to date. The Company's Blood Volume Analyzer is currently under 510K review by the FDA. The potential market for the Blood Volume Analyzer is significantly larger than the Company's current operations.

 YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO DECEMBER 31, 1995

    Total revenues were $2,865,835 in 1996, down from the $4,748,935 reported in 1995. Dividend income earned on the Company's securities portfolio was $2,132,173, a decrease from the $2,209,962 reported in 1995. Gains on the sale of investments were $16,354 in 1996 as compared to $674,421 in 1995. Net income before income taxes was a loss of $109,031 in 1995 vs. $1,451,973 in 1995. The drop in revenues was directly caused by NYSDOH actions against the Company

 YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO DECEMBER 31, 1994 Total revenues were $4,748,935 in 1995, up from the $4,587,135 reported in 1994. Dividend income earned on the Company's securities portfolio was $2,209,962, an increase from the $2,157,735 reported in 1994. Gains on the sale of investments
 were $607,163 in 1995 as     compared to $435,198 in 1994.  Net
 income before income taxes was $1,451,973 in 1994 vs. $2,613,481 in 1994.

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

 At December 31, 1996, the Company's short term debt was $1,636,067 vs. $1,536,609 in 1995. At year end 1996, shareholders' equity was $31,781,420. At year end 1995, the Company had shareholders' equity of $32,052,831. At year end 1994, shareholders' equity was $29,199,180. Shareholders' equity has thus increased $2,853,651 over the two year period from year end 1994.

 During 1996, after an eight year delay, the Company obtained an FDA approved source for Albumin I-131, when Iso-Tex Diagnostics received approval from the FDA. The Company has since entered into a manufacturing contract with Oxford NMG of Oakridge TN, to produce the Blood Volume Analyzer (BVA-100).The Company plans to offer to lease, as well as sell, its Blood Volume Analyzer (BVA-100) and could use its internal funds to provide some leases if an independent leasing agent were not available.

 The Company plans to develop a comprehensive national network of cryo-centers (freezing facilities). Such centers will include frozen autologous blood banking, sperm banking, and possibly cord blood banking. A victory in the anti trust action would be important in the timing of such a decision. Should these plans proceed, the Company might require additional financing to sustain such operations until they become profitable, although present capital is sufficient for the initial phases.

 Year end 1996, finds the Company in a satisfactory financial position with adequate funds available for its immediate anticipated needs. However, should the opportunity arise for the Company to proceed with its planned expansion as a nationwide network of cryo centers, there would be a need for additional capital. Legal fees and obstructive actions of the NYSDOH have caused a decline in both revenues and profitability for the Company. A successful resolution of these suits would result in recovery of these costs.

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The financial statements and the schedules listed on the index to Financial Statements and Schedules are filed with and as part of this report.


Item 9.DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III.
 In connection with the 1996 Annual Meeting of Shareholders of Registrant, Registrant intends to furnish shareholders with proxy materials which set forth the information required by Items 10, 11, 12, and 13 of Part III. Copies of such material will be duly filed with the Securities and Exchange Commission pursuant to rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


PART IV.

Item 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES,
         EXHIBITS, AND REPORTS ON FORM 8-K

     (a)Financial Statement, Financial Statement Schedules and
 Exhibits filed.
       1. Financial statements and schedules shown by index on page 21.
     (b) DAXOR filed no current reports on Form 8-K during the last quarter of the fiscal year ending December 31, 1996.

                              SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                       DAXOR CORPORATION

                  by: /s/ Joseph Feldschuh
                          Joseph Feldschuh, M.D.
                          President and Chief
                          Executive Officer
                          Chairman of the Board
                          Dated:     March 30, 1997

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title
Date

/s/ Joseph Feldschuh         President and Director             March 30, 1997
Joseph Feldschuh, M.D.       (Principal Executive Officer)


/s/ Octavia Atanasiu         Corporate Treasurer                March 30, 1997
Octavia Atanasiu             Accounting Supervisor
                             (Principal Financial Officer)

/s/ Stephen M. Moss          Director                           March 30, 1997
Stephen M. Moss, Ph.D.

/s/ Veronica Schwendemann    Director                           March 30, 1997
Veronica Schwendemann

/s/ James Lombard            Director                           March 30, 1997
James Lombard

/s/ Martin Wolpoff           Director                           March 30, 1997
Martin Wolpoff
Board of Directors:
      Name                     Title
Dr. Joseph Feldschuh     Chairman, President, & CEO

Stephen Moss             Director
James Lombard            Director
Martin Wolpoff           Director
Veronica Schwendemann    Director

DAXOR CORPORATION


Item 14(a) (1).   Index to Financial Statements


 The following statements and schedules of Daxor Corporation are submitted herewith:



                                                            Page

Report of Independent Accountants............               F-1

Financial Statements as at December 31, 1996 and 1995
and for the three years ended  December 31, 1996
Balance Sheets...........................................   F-2
Statements of Income.....................................   F-3
Statements of Shareholders' Equity.......................   F-3
Statements of Cash Flows.................................   F-4

Notes to Financial Statements.............................  F-5

Schedule I - Marketable Securities - Other Investments -
 Year ended December 31,1996.............................   F-9

Schedule IX - Short-term Borrowings - Years ended
  December 31, 1996, 1995, and 1994.........................F-9

Schedule X - Supplementary Income Statement Information -
Years ended December 31, 1996, 1995, and 1994............   F-9




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

INDEPENDENT AUDITOR'S REPORT

 To the Board of Directors and Shareholders of Daxor Corporation:

 We have audited the accompanying consolidated balance sheets of Daxor Corporation as at December 31, 1996 and 1995, the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item F-9.

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

 In our opinion, such financial statements present fairly, in all material respects, the financial position of Daxor Corporation as at December 31, 1996 and 1995, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.


 Frederick A. Kaden & Co.


 Franklin Square, New York
 March 30, 1997

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS


BALANCE SHEETS
                                                 December 31,
                                                    1996        1995
ASSETS



Current assets:

     Cash ...............................      $   123,115      $    1,987
     Marketable securities at Fair Value
       December 31, 1996 and December 31,
       1995(Notes 1 and 2................       35,574,526      35,735,073
 Accounts receivable(Note 3).........              611,555         409,196
  Accounts receivable-Related Parties
      (Note 12)..........................          115,008         172,951
     Other current assets................          235,858         764,695
     Tax refunds receivable..............          153,901         206,233
                                                ----------      ----------
 Total current assets................           36,813,963      37,290,135
                                                ----------      ----------


Equipment and Improvements:  (Note 4)



     Storage tanks.......................          125,815         125,815
     Leasehold improvements, furniture
       and equipment.....................          714,142         628,617
     Laboratory equipment................          274,418         274,418
                                                ----------       ---------
                                                 1,114,375       1,028,850
  Less accumulated depreciation and

       amortization......................         (671,519)       (606,180)
                                                ----------       ---------
   Net equipment and improvements....              422,856         422,670
                                                ----------       ---------
     Other assets........................           31,985          31,816
                                                ----------       ---------
     Total assets........................     $ 37,288,804     $37,744,621
                                                ==========      ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:


     Accounts payable and accrued liabilities  $   136,551     $   323,815
     Loans payable (Notes 1 and 2).............  1,636,067       1,536,609
     Other liabilities (Note 5)............         14,834          93,056
       Deferred Taxes (Note 1).................  3,719,932       3,738,310
                                                ----------      ----------
       Total current liabilities...........      5,507,384       5,691,790
                                                ----------      ----------
Commitments and contingencies (Note 6)
Shareholders' equity:
 Common Stock par value $.01 per share:
  authorized 10,000,000 shares: issued and
  outstanding 4,712,709 shares December 31,
  1996 and 4,742,709 shares December 31, 1995       53,097          53,097
  Additional paid-in capital................     8,579,803       8,579,803
  Net unrealized holding gains on available
  -for-sale securities (Note 1).............     7,194,158       7,119,401
  Retained earnings.........................    19,226,044      19,338,209
  Treasury Stock............................    (3,271,682)     (3,037,679)
                                                ----------      ----------
  Total shareholders' equity...............    $31,781,420     $32,052,831
                                                ----------      ----------
Total liabilities and shareholders' equity     $37,288,804     $37,744,621
                                               ===========     ===========
 See accompanying notes to financial statements.

DAXOR CORPORATION

CONSOLIDATED STATEMENTS
OF INCOME
                                        Year Ended December 31,
                                  1996             1995            1994

Revenues:
Operating revenues (Note 12).. $  717,308     $  1,864,552     $ 1,844,418
Dividend income...............  2,132,173        2,209,962       2,157,735
Gains (losses) on sale
      of securities...........    214,607          607,163         435,198
Gains (losses) on sale of
   options and commodities....   (198,253)          67,258         149,784
                                ---------         --------        --------
Total revenues................  2,865,835        4,748,935       4,587,135
                                ---------        ---------       ---------

Costs and expenses:
Operations of
  laboratories (Note 7).......    819,722        1,041,275       1,016,832
Selling, general, and
  administrative............    2,080,969        2,369,660       1,585,533
Interest expense net of
  interest income(Note 8)...       74,175         (113,973)         11,116
                                ---------        ----------      ---------
Total costs and expenses....    2,974,866        3,296,962       2,613,481
                                ---------        ---------       ---------
Net income or (loss) before
  income taxes ............      (109,031)       1,451,973       1,973,654
                                ---------        ---------       ---------
Provision for income
  taxes (Note 9).......             3,134          164,858         165,519
                                ---------        ---------       ---------
Net income or (loss)........  $  (112,165)     $ 1,287,115     $ 1,808,135
                                =========        =========       =========
Weighted average number
  of shares outstanding        4,722,709        4,872,481       5,122,188
                                =========        =========      =========
Net income or (loss)
  per common equivalent
  share...................       ($0.02)         $0.26           $0.35
                                ==========       =========       ==========
See accompanying notes to financial statements


Consolidated Statements of               Common Stock Issued and Outstanding
Shareholders' Equity
                                 Three Years Ended December 31, 1996

                           Common stock         Additional
                           Number               Paid-in   Retained    Treasury
                           of Shares  Amount    Capital   Earnings      Stock
Balance at January 1, 1994 5,153,830  $ 53,097 $ 8,579,803$16,242,959$(445,220)
Net Income for the year
 ended December 31, 1994..                                  1,808,135
Purchase of treasury stock   (86,200)                                 (510,022)
-------------------------------------------------------------------------------
Balance at
     December 31, 1994     5,067,630    53,097   8,579,803 18,051,094 (955,242)
Net Income for the year
  ended December 31, 1995.                                  1,287,115
Purchase of Treasury Stock. (324,921)                               (2,082,437)
-------------------------------------------------------------------------------
Balance at
     December 31, 1995     4,742,709    53,097  8,579,803 19,338,209(3,037,679)
Net income for the year
  ended December 31, 1996..                                 (112,165)
Purchase of Treasury Stock   (30,000)                                 (234,003)
-------------------------------------------------------------------------------
Balance at
     December 31, 1996    $4,712,709 $  53,097$8,579,803$19,226,044$(3,271,682)
                          ==========    ======  ========= =========  =========
See accompanying notes to financial statements.

DAXOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Year Ended December 31,
                                      1996             1995           1994
Cash flows from operating activities:
 Net income or (loss)...........$  (112,165)     $ 1,287,115    $ 1,808,135
                                   --------        ---------    ---------
Adjustments to reconcile net income
 to net cash provided by
  operating activities:
 Depreciation & Amortization...      65,339           59,304         59,987
 (Gain) loss on sale
   of investments............       (16,354)        (674,421)      (584,982)
  Change in assets and liabilities:
  (Increase) decrease
     in accounts receivable        (202,359)        (193,365)        (1,966)
  (Increase) decrease
     in accounts receivable-
     Related Parties                 57,943         (172,951)            0
  (Increase) decrease in other
     current assets                 528,837         (292,388)      (169,488)
  (Increase) decrease in tax
     refunds receivable              52,232                0         25,000
  (Increase) decrease in other
     assets  net of goodwill
     amortization..............        (169)           9,344         (5,152)
  Increase (decrease) in accounts
     payable, accrued expenses and
     other liabilities net of
     "short sales"...............  (187,234)         312,777       (101,519)

Total adjustments..............     298,335         (951,700)      (778,120)
                                   ---------        --------       ---------
Net cash provided
   by operating activities....      186,170          335,415       1,030,015
                                   ---------        --------       ---------
Cash flows from investing activities:
 Payment for purchase of equipment
  and improvements............      (85,525)        ( 63,760)      ( 49,995)
 Net cash provided or (used) in
  purchase and sale of investments  149,502         3,997,024      (135,557)
 Net proceeds (repayments) of
  loans from brokers used to
  purchase investments.......       990,259          (827,996)       62,966
 Proceeds from "short sales"
  not closed.......                   5,527            83,779       100,256
                                    -------          --------      --------
 Net cash used in investing
  activities........              1,059,763         3,189,047       (22,330)
                                  ---------         ---------      ---------

Cash flows from financing activities:
Repayment of bank loan........     (900,000)       (1,500,000)     (700,000)
Payment for purchase of
         treasury stock.......        9,198        (2,082,437)     (510,022)
                                  ---------        ----------      ---------
Net cash used in financing
         activities........      (1,124,805)       (3,582,437)   (1,210,022)
                                 ----------        -----------    ----------
Net increase (decrease) in
    cash and cash equivalents..     121,128          ( 57,975)     (202,337)
Cash and cash equivalents at
     beginning of year.........       1,987            59,962       262,299
                                 ----------        -----------    ----------
Cash and cash equivalents at
     the end of year             $  123,115         $   1,987    $   59,962
                                 ==========        ===========   ===========


See accompanying note to financial statements.

DAXOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The accompanying financial statements as at December 31, 1996 and 1995 and for the three years ended December 31, 1996 have been prepared in conformity with principles of accounting applicable to a going concern. Daxor Corporation operates in the medical services and technology industry.

 The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

(1)  Marketable Securities

 Upon adoption of FASB No. 115, management has determined that the Company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the Company's marketable securities investments, as of December 31, 1996 and December 31, 1995, being increased approximately 44.26% and 43.64% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the Company's unrealized gains has been made net of the tax effect had these gains been realized.

The following tables summarize the company's investments as of:
                              December 31, 1996
Type of   Cost           Fair Value    Unrealized    Unrealized
security                               Holding gains Holding losses

Equity   $24,635,436     $35,548,401   $13,375,737   $2,462,772
Debt          25,000          26,125         1,125            0
          -----------    -----------   -----------   -----------
Total    $24,660,436     $35,574,526   $13,376,862   $2,462,772
          ===========    ===========   ===========  ===========

                                 December 31, 1995

Type of   Cost           Fair Value    Unrealized     Unrealized
Security                               holding gains  holding
                                                      losses

Equity    $24,851,151    $35,673,901   $13,470,588    $ 2,647,838
Debt           26,212         61,172        34,960              0
          -----------    -----------    ----------    -----------
Totals    $24,877,363    $35,735,073   $13,436,628    $ 2,647,838
          ===========    ===========   ===========    ===========

 At December 31, 1996, the securities held by the Company had a market value of $35,574,526 and a cost basis of $24,660,436 resulting in a net unrealized gain of $10,914,090 or 44.26% of cost.

 At December 31,1995, the securities held by the Company had a market value of $35,735,073 and a cost basis of $24,877,363 resulting in a net unrealized gain of $10,857,710 or 43.64% of cost.

 At December 31, 1996, and December 31, 1995, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

DAXOR                    NOTES TO STATEMENTS - CONTINUED
CORPORATION

(2)  Loans Payable

 As at December 31, 1996, and December 31, 1995, the Company had loans outstanding aggregating $200,000 and $1,100,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 7.6%.

 Short-term margin debt due to brokers, secured by the Company's marketable securities, totalled $1,426,869 at December 31, 1996 and $436,609 at December 31, 1995.

(3)  Accounts Receivable

 Accounts receivable are deemed to be fully collectible.

(4)  Equipment and Improvements

 Depreciation of equipment and improvements is taken using the straight line method. For 1996, 1995 and 1994 the charge to income for depreciation under this method were $65,339, $59,304, and $54,380 respectively.

 The cost of maintenance and repairs is charged to expense as incurred. The cost of betterments and additions are capitalized and depreciated over the life of the asset. The cost of assets disposed of or determined to be non-revenue producing, together with the related accumulated depreciation applicable thereto, is eliminated from the accounts, and any gain or loss is recognized.

(5)  Other Liabilities

 At December 31, 1996 and December 31, 1995 the Company also maintained a short position in certain marketable securities. These positions were sold for $5,527 at December 31, 1996 and $83,779 at December 31, 1995, and had respective market values of $1,613 and $71,589 resulting in an unrealized gain of $3,914 at December 31, 1996 and $12,190 at December 31, 1995.

(6)  Commitments and Contingencies

(A) Operating Leases
 Future minimum rental payments under this non-cancelable operating lease are as follows:

                  1997       $168,832
                  1998       $168,832
                  1999       $168,832
                  2000       $168,832
                  2001       $168,832

 Rent expense for all non-cancelable operating leases was $257,477, $233,187, and $205,036 for the years ended
 December 31, 1996, 1995, and 1994 respectively.

(B) Contingent Liabilities

 The Company has pending several claims incurred in the normal course of business which, in the opinion of management, based on the advice of outside legal counsel, will not have a material effect on the financial statements.

 The Company is also involved in several legal proceedings with the State of New York Department of Health over licenses to operate its facilities.

 Effective at the close of business on August 21, 1995, New York
 State Department of Health has ordered the Company to cease operations of its clinical laboratories, blood bank and tissue bank.

DAXOR                    NOTES TO STATEMENTS - CONTINUED
CORPORATION

     After litigation, the NYS Appellate court, in a 5-0 opinion, ordered that Daxor Corporation be granted all rights to operate the above facilities.

     During the period the Company was denied the ability to operate, it sustained severe loss of revenues as reflected in the current years operations. It is pursuing all legal means to recover these as well as other claims for damages against the NYS Department of Health. At this time the results of this litigation is not determinable.

(7)  Research and Development Expenses

     Research and development expenses were $ 213,266, $206,149 and $195,269 for 1996, 1995, and 1994 respectively. All research and development costs are expensed in the year they occur.

(8)  Interest Expense and Income

     Interest expense was $78,212, $205,413, and $231,349 and
 interest income was $4,037, $319,386, and $220,233 in 1996,
 1995, and 1994 respectively.


(9)  Income Taxes


     The following is a reconciliation of the federal statutory tax rate of 34% for 1996, 1995, and 1994, with the provision for income taxes:

                                 Year Ended December 31,
                                 1996         1995          1994

Statutory tax rate              0            $493,671      $ 671,042
Dividend exclusion
 expenses                                    (344,454)      (324,447)
Miscellaneous non-deductible
     expenses                                     218            347
Tax benefit of capital loss
 carryback/carryover                                        (198,894)
State and city taxes            3,134          15,150         17,471
                               ------         --------       --------
Provision for income taxes      3,134        $164,585       $165,519
                               ------         --------       --------
Effective tax rate                0%           11.34%          8.39%
                               ------         --------       --------

(10)  Shareholders' Equity

 During 1996, the Company purchased 30,000 shares of its own
 stock at a cost of     $234,003.

(11)  Subsidiaries

 On January 9, 1996 Daxor Health Services, Inc. was formed as a wholly owned subsidiary for the purpose of providing various forms of therapy for individuals in nursing homes and assisted care facilities. Results of operations have been consolidated in the financial statements of Daxor Corporation.

(12)  Related Party Transactions

 Purchases by Daxor Corporation from related parties amounted to $19,890 for 1996. They are included in the current cost of Operations of Laboratories.
      Gross revenues                                  $ 295,780
      Related Costs and Expenses (approximately)        262,000

SCHEDULE I
MARKETABLE SECURITIES -- OTHER INVESTMENTS

The following tables summarize the company's investments as of:
                            December 31, 1996
Type of      Cost         Fair Value       Unrealized      Unrealized
security                                   Holding gains   Holding losses
Equity      $24,635,436  $35,548,401      $13,375,73      $2,462,772
Debt             25,000       26,125           1,125               0
             -----------  -----------      -----------    ----------
Total       $24,660,436  $35,574,526      $13,376,862     $2,462,772
             ===========  ===========      ===========    ==========

SCHEDULE IX
SHORT-TERM BORROWINGS
Years Ended December 31, 1996, 1995, 1994
------------------------------------------------------------------------------
Column A      Column B       Column C       Column D    Column E  Column F
------------------------------------------------------------------------------
Category of   Balance at     Weighted       Maximum     Average   Weighted
aggregate     the end of     average        amount      amount    average
short-term    the period     interest rate  outstanding outstanding interest
borrowings                   at end of      during this duringthis rates during
                             period         period      period     the period
-------------------------------------------------------------------------------
1996
Banks         200,000        7.23%         $1,100,000   $625,000   7.21%
Brokers     1,426,869        6.94%           $482,613 $1,426,869   6.97%
-------------------------------------------------------------------------------
All
Categories  1,626,869        7.03%         $1,582,613 $2,051,869   7.06%
===============================================================================
1995
Banks      $1,100,000        6.89%         $2,600,000 $1,702,000   6.67%
Brokers      $436,609        7.64%           $534,628   $232,654   7.61%
-------------------------------------------------------------------------------
All
Categories $1,536,609        7.28%         $3,134,628 $1,952,654   7.02%
===============================================================================
1994
Banks      $2,600,000        6.61%         $3,300,000 $2,970,000   6.32%
Brokers    $1,264,605        6.05%          1,304,584    587,000   7.56%
-------------------------------------------------------------------------------
All
Categories $3,864,605        7.18%         $4,604,584 $3,457,000   6.94%
===============================================================================

 The average borrowings were determined on the basis of the amounts outstanding at each month- end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION


              COLUMN A                               Column B

                Item

                                            Charged to costs and expenses
                                               Year ended December 31,



                                         1996         1995        1994
Maintenance and repairs...............   $  -         $  -       $  -
Depreciation and amortization of
  intangible assets, pre-operating
  costs and similar deferral..........     65,339        59,304    59,987
Taxes, other than payroll and income
  taxes...............................      -             -           -
Royalties.............................     ---           ---         ---
Advertising costs.....................      -             -           -



- less than 1% of total revenues for the year.
