Form 10-Q
period 1997-03-31
DAXOR CORP
filed 1997-05-15
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1997
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

               Yes   X                No
                   -----                  -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                         OUTSTANDING AT MARCH 31, 1997
-------------------------           -------------------------------
   COMMON STOCK                                4,703,709
PAR VALUE: $.O1 per share

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                      PAGE

                  Consolidated Balance Sheets as at
                    March 31, 1997 and December 31, 1996             2


                  Consolidated Statements of Operations for the
                    Three Months Ended March 31, 1997 and 1996       3

                  Consolidated Statements of Cash Flows for the
                    Three Months ended March 31, 1997 and 1996       4

                  Notes to Financial Statements                      5

                                DAXOR CORPORATION
                           BALANCE SHEETS (UNAUDITED)

                                        Consolidated
                                           MARCH 31,     DECEMBER 31,
                                            1997            1996
                                           ------          -----

ASSETS

------------------------------------------------------------------
Current Assets
   Cash                                 $   111,186   $   123,115
   Marketable Securities at Fair Value
         March 31, 1996 and
         December 31,1996
         (Notes 1 and 2)                 33,585,732    35,574,526
   Accounts Receivable                      622,706       611,555
   Accounts receivable-Related Parties       94,710       115,008
   Other Current Assets                     302,982       235,858
   Tax Refunds Receivable                     5,881       153,901
                                         ----------    ----------
               TOTAL CURRENT ASSETS      34,723,197    36,813,963
                                         ----------    ----------
Equipment and Improvements
  Storage Tanks                             125,815       125,815
  Leasehold Improvements, Furniture
    and Equipment                           714,574       714,142
  Laboratory Equipment                      274,418       274,418
                                         ----------    ----------
                                          1,114,807     1,114,375

  Less: Accumulated Depreciation and
    Amortization                           (687,769)     (671,519)
                                         -----------   -----------
Net Equipment and Improvements              427,038       442,856
                                         ----------    ----------

Other Assets                                 31,985        31,985
                                         ----------    ----------
                     TOTAL ASSETS       $35,182,220   $37,288,804
                                         ==========    ==========
-------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

-------------------------------------------------------------------
Current Liabilities
  Accounts Payable and Accrued
    Liabilities                         $    86,598   $   136,551
  Loans Payable (Notes 1 and 2)           1,199,772     1,636,067
  Other Liabilities                          15,629        14,834
  Deferred Taxes                          3,089,556     3,719,932

                                        -----------    ----------
         TOTAL CURRENT LIABILITIES        4,391,555     5,507,384
                                        -----------    ----------
Shareholders' Equity
  Common Stock, par value $.01 per Share:
    Authorized 10,000,000 Shares: Issued
    and Outstanding 4,703,709 shares at
    March 31, 1997 and 4,712,709 at
    December 31, 1996                        53,097        53,097
  Additional Paid in Capital              8,579,803     8,579,803
  Net Unrealized holding gains on
    available-for-sale securities(Note 2) 5,997,373     7,194,158
  Retained Earnings                      19,518,024    19,226,044
  Treasury Stock                         (3,357,632)   (3,271,682)
                                        -----------    ----------
         TOTAL SHAREHOLDERS' EQUITY      30,790,665    31,781,420
                                        -----------    ----------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY         $35,182,220   $37,288,804
                                         ==========    ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                DAXOR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31

                                                        1997            1996
                                                      ---------      ----------
REVENUES
--------
         Operating Revenues                         $   150,282    $   177,676
         Dividend Income                                544,923        513,701
         Gains/(Losses) on Sale of Securities           163,785        142,045
         Gains/(Losses) On Sale of
         Options and Commodities                          5,620       (197,426)
                                                     ----------     ------------


                                    TOTAL REVENUES      864,610        635,996
                                                     ----------     -----------

COSTS AND EXPENSES
------------------
         Operations of Laboratories                     139,757        130,127
         Selling, General, and Administrative           387,155        585,072
         Interest Expense, Net of Interest
           Income                                        18,482         19,281
                                                       --------        -------


            TOTAL COSTS AND EXPENSES                    545,394        734,480
                                                      ---------     ------------

Net Income (Loss) Before Income Taxes                   319,216        (98,484)

Provision for Income Taxes                               27,240         13,311
                                                      ---------     ------------

                               NET INCOME (LOSS)    $   291,976    $  (111,795)
                                                     ==========     ============



Weighted Average Number of Shares
  Outstanding                                         4,709,709      4,736,042


Net Income Per Common Equivalent Share               $     0.06    $     (0.02)
                                                      ---------     -----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31

                                                       1997            1996
                                                     --------        ------
-------------------------------------------
CASH FLOWS FROM OPERATING EXPENSES
-------------------------------------------
  Net Income or (Loss)                              $    291,976   $  (111,795)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Depreciation equipment and improvements.........        16,250        14,815
  Amortization - goodwill.........................
(Gain) Loss  on sale of investments..............       (169,405)       55,381
  Change in assets and liabilities:
    (increase) decrease in accounts receivable....       (11,151)     (136,539)
    (increase) decrease in other current assets...       (67,124)      661,413
    (increase) decrease in tax refunds receivab          148,020
    increase (decrease) in accounts payable, accrued
       and other liabilities net of "short sales".       (48,953)     (192,533)
                                                       -----------  ----------
    Total adjustments............................       (112,065)      402,537
                                                       ---------     ---------
  Net cash used in/provided by operating

    activities...................................        179,911       290,742
                                                       ---------     ---------

-------------------------------------------
Cash Flows from investing activities:
-------------------------------------------
  Payment for purchase of equipment and
    improvements.................................           (432)       -0-
  Net cash provided or (used in) purchase and
    sale of investments..........................        325,512     1,235,324
  Net proceeds (repayments) of loans from brokers
    used to purchase investments.................     (1,236,292)     (317,612)
  Proceeds from "short sales" not closed.........          5,322        23,713
                                                      ----------     ---------
  Net cash provided by or (used in) investing
    activities...................................       (905,890)     941,425
                                                     -------------   --------
-------------------------------------------
Cash flows from financing activities:
-------------------------------------------
    Payment for purchase of treasury stock.......        (85,950)     (133,500)
                                                       ---------    ----------
    Repayment of bank loan.......................        800,000      (900,000)
                                                      ---------      ---------
    Net cash provided by (used in) financing
      activities.................................        714,050    (1,033,500)
                                                      ----------   -----------

    Net increase (decrease) in cash
       and cash equivalents......................        (11,929)      198.667
    Cash and cash equivalents at beginning of year       123,115         1,987
                                                      ----------     ---------
    Cash and cash equivalents at end of year.....    $   111,186    $  200,654
                                                     ===========    ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                DAXOR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1996 and March 31, 1997. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

1.  MARKETABLE SECURITIES

         Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of March 31,1997, and December 31,1996 being increased approximately 37.09% and 44.26% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No.115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized. The prior period has not been restated.

The following table summarizes the company's investments as of March 31, 1997.

TYPE OF        COST            FAIR VALUE       UNREALIZED       UNREALIZED
SECURITY                                       HOLDING GAINS    HOLDING LOSSES

Equity      $24,473,802       $33,559,607      $12,138,032       $3,052,227
Debt             25,000            26,125            1,125              -0-
            -----------       -----------      -----------       ----------
Total       $24,498,802       $33,585,732      $12,139,157       $3,052,227
            -----------       -----------      -----------       ----------
            -----------       -----------      -----------       ----------

The following table summarizes the company's investments as of December 31, 1996.

TYPE OF        COST            FAIR VALUE       UNREALIZED       UNREALIZED
SECURITY                                       HOLDING GAINS    HOLDING LOSSES

Equity      $24,635,436       $35,548,401      $13,375,737       $2,462,772
Debt             25,000            26,125            1,125              -0-
            -----------       -----------      -----------       ----------
Total       $24,660,436       $35,574,526      $13,376,862       $2,462,772
            -----------       -----------      -----------       ----------
            -----------       -----------      -----------       ----------

         At March 31, 1997, the securities held by the Company had a market value of $xx,xxx,xxx and a cost basis of $xxx,xxx,xxx resulting in a net unrealized gain of $xx,xxx,xxx or xx.xx% of cost.

         At December 31, 1996, the securities held by the Company had a market value of $xx,xxx,xxx and a cost basis of $xx,xxx,xxx resulting in a net unrealized gain of $xx,xxx,xxx or xx.xx% of cost. At March 31, 1997 and December 31, 1996, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

LOANS PAYABLE

         As at March 31, 1997 and December 31, 1996, the Company had loans outstanding aggregating $2,000,000 and $1,100,000 borrowed on a short-term basis from a bank, which are secured by certain marketable securities owned by the Company. These loans bear interest at approximately 7.8%.

         Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $118,997 at March 31, 1996 and $436,609 at December 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 6(b)         Reports on Form 8-K

         The Company did file a report on Form 8-K during the quarter ended March 31, 1997.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three month period ending March 31, 1997, total revenues were $864,610 as compared to $635,996 in 1996. Operating revenues were $150,282 in 1997, and $177,676 in 1996. In 1997, dividend income was $544,923 versus dividend income of $513,701 in 1996. In the 1997 quarter, the Company had a profit of $319,216 before income taxes as compared to a net loss of $98,484 before taxes in the 1996 period. Laboratory operating revenues have fallen sharply since the licenses of Daxor's Idant Laboratories division were revoked on August 21, 1995. The laboratories functioned on a restricted basis, until May 30, 1996. The Company, on May 30, 1996, won a unanimous 5 - 0 Appellate Court decision against the New York State Health Department ordering the restoration of Daxor's license. The Company lost a portion of its client base as a result of the Health Department's actions as well as false media stories. The Company, on April 26, 1997 received accreditation from the American Association of Tissue Banks (AATB). The Company became the only sperm bank organization in New York State to receive this accreditation, and the sixth within the United States. The Company is preparing a marketing program to restore its client base. The company has potential recovery of its damages from a one hundred million dollar RICO/Antitrust suit as well another separate libel suit. Operations a Daxor Oak Ridge where the Blood Analyzer is being manufactured, have not contributed to earnings. The Company is awaiting FDA approval for the Blood Volume Analyzer from the FDA.

Liquidity and Capital Resources

         The Company has a 5 year agreement with Oxford N.M.G., of Oak Ridge Tennessee to produce the Blood Volume Analyzer. The Company signed a preliminary agreement with Wellport INC. of Rochester N.Y. to fabricate the blood volume analyzer kit. The Company has the option of building its own kit dispensing facility to dispense the radioisotope kits or to utilize the services of a subcontractor.

         The Company has adequate resources for the marketing of its instrument (the Blood Volume Analyzer BVA-100) and the liquid capital to sustain its blood bank. If the Company were to expand its blood banking operations on a full scale, nation-wide basis, it would require additional capital. The Company's financial reserves have played an essential role in sustaining the company during its legal battles to provide frozen blood banking services to the public.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DAXOR CORPORATION
                                        ------------------
                                          (Registrant)

DATE: May 13, 1997                   /s/Joseph Feldschuh
------------------                   ------------------------
                                        JOSEPH FELDSCHUH, M.D.
                                        President

DATE: May 13, 1997                   /s/Robert Rosenthal
------------------                   ------------------------
                                        ROBERT ROSENTHAL, M.D.
                                        Vice President

DATE: May 13, 1997                   /s/Octavia Atanasiu
------------------                   ------------------------
                                        OCTAVIA ATANASIU
                                        Treasurer

DATE: May 13, 1997                   /s/ Virginia Fitzpatrick
------------------                   ------------------------
                                         VIRGINIA FITZPATRICK
                                         Secretary