Form 10-Q
period 1997-06-30
DAXOR CORP
filed 1997-08-14
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                        FOR QUARTER ENDED JUNE 30, 1997
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

               Yes   X                No
                   -----                 -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                         OUTSTANDING AT JUNE 30, 1997
-------------------                  ----------------------------
   COMMON STOCK                                4,703,043
PAR VALUE: $.O1 per share

Part  I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                             PAGE

           Consolidated Balance Sheets
             June 30, 1997, December 31, 1996                2

           Consolidated Statements of Income                 3

           Consolidated Statements of Cash
             Flows - six months ended
             June 30, 1997 - June 30, 1996                   4

           Daxor Corporation - Notes to
             Consolidate Financial Statements                5

Part II.  OTHER INFORMATION

            Legal Proceedings                                6

ITEM 2.     Managements Discussion and Analysis
              Result of Operations and Financial
              Conditions                                     7

            Liquidity and Capital Resources                  8

                               DAXOR CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                JUNE 30,        DECEMBER 31,
                                                  1997              1996
                                              ------------      ------------
ASSETS

-----------------------------------------------------------------------------
Current Assets
   Cash                                       $     69,270      $    123,115
   Marketable Securities at Fair Value
         March 31, 1996 and
         December 31,1996 (Notes 1 and 2)       34,262,628        35,574,526
   Accounts Receivable                             624,591           611,555
   Accounts Receivable-Related Parties              95,455           115,008
   Other Current Assets                            230,355           235,858
   Tax Refunds Receivable                            5,881           153,901
                                              ------------      ------------
               TOTAL CURRENT ASSETS             35,288,180        36,813,963
                                              ------------      ------------

Equipment and Improvements
  Storage Tanks                                    125,815           125,815
  Leasehold Improvements, Furniture
    and Equipment                                  714,574           714,142
  Laboratory Equipment                             274,418           274,418
                                              ------------      ------------
                                                 1,114,807         1,114,375
  Less: Accumulated Depreciation and
    Amortization                                  (704,019)         (671,519)
                                              ------------      ------------
Net Equipment and Improvements                     410,788           442,856
                                              ------------      ------------

Other Assets                                        31,985            31,985
                                              ------------      ------------
                     TOTAL ASSETS             $ 35,730,953      $ 37,288,804
                                              ============      ============

-----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------
Current Liabilities
  Accounts Payable and Accrued
    Liabilities                               $     88,612      $    136,551
  Loans Payable (Notes 1 and 2)                  3,524,792         1,636,067
  Other Liabilities                                 12,695            14,834
  Deferred Taxes                                 3,313,615         3,719,932
                                              ------------      ------------
         TOTAL CURRENT LIABILITIES               6,939,714         5,507,384
                                              ------------      ------------

Shareholders' Equity
  Common Stock, par value $.01 per Share:
    Authorized 10,000,000 Shares: Issued
    and Outstanding 4,690,709 shares at
    JUNE 30, 1997 and 4,712,709 at
    December 31, 1996                               53,097            53,097
  Additional Paid in Capital                     8,579,803         8,579,803
  Net Unrealized holding gains on
    available-for-sale securities(Note 2)        6,432,311         7,194,158
  Retained Earnings                             17,201,810        19,226,044
  Treasury Stock                                (3,475,782)       (3,271,682)
                                              ------------      ------------
         TOTAL SHAREHOLDERS' EQUITY             28,791,239        31,781,420
                                              ------------      ------------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY               $ 35,730,953      $ 37,288,804
                                              ============      ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               DAXOR CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                           JUNE 30                           JUNE 30
                                 ----------------------------      ---------------------------
                                     1997             1996             1997            1996
                                 -----------      -----------      -----------     -----------
REVENUES
--------
 Operating Revenues              $   144,733      $   253,889      $   295,015     $   431,565
 Dividend Income                     525,689          529,191        1,070,612       1,042,892
 Gains (Losses) on Sale
    of Securities                     38,300           40,729          202,085         182,774
 Gains (Losses) On Sale of
   Options and Commodities            (1,287)            (949)           4,333        (198,375)
                                 -----------      -----------      -----------     -----------

TOTAL REVENUES                       707,435          822,860        1,572,045       1,458,856
                                 -----------      -----------      -----------     -----------

COSTS AND EXPENSES
------------------
 Operations of Laboratories          151,308          294,719          291,065         424,846
 Selling, General, and
   Administrative                    482,527          536,314          869,682       1,121,386
 Interest Expense, Net of
   Interest Income                    30,079            6,011           48,561          25,292
                                 -----------      -----------      -----------     -----------

TOTAL COSTS AND EXPENSES             663,914          837,044        1,209,308       1,571,524
                                 -----------      -----------      -----------     -----------

Net Income (Loss) Before
  Income Taxes                        43,521          (14,184)         362,737        (112,668)
Provision for Income Taxes             5,980            1,081           33,220          14,392
                                 -----------      -----------      -----------     -----------
NET INCOME (LOSS)                $    37,541      $   (15,265)     $   329,517     $  (127,060)
                                 ===========      ===========      ===========     ===========
Weighted Average Number
  of Shares Outstanding            4,696,376        4,722,709        4,703,043       4,789,375
                                 ===========      ===========      ===========     ===========
Net Income (Loss) Per Common
  Equivalent Share                     $0.01           ($0.01)           $0.07           ($.03)
                                 ===========      ===========      ===========     ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               DAXOR CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            FOR THE SIX MONTHS ENDED

                                                            JUNE 30,         JUNE 30,
                                                              1997             1996
                                                           -----------      -----------
-------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------------
  Net Income or (Loss) ...............................     $   329,517      $  (127,060)
                                                           -----------      -----------
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Depreciation equipment and improvements ............          32,500           29,630
  Amortization - goodwill ............................              --               --
  (Gain) Loss on sale of investments .................        (206,418)          15,601
  Change in assets and liabilities:
    (increase) decrease in accounts receivable .......         (13,036)        (130,134)
    (increase) decrease in accounts receivable-
                           Related Parties ...........          19,553
    (increase) decrease in other current assets ......           5,503          595,293
    (increase) decrease in other assets ..............             -0-             (169)
    (increase) decrease in tax refunds receivable ....         148,020
    increase (decrease) in accounts payable,
    accrued and other liabilities net of "short
    sales" ...........................................         (45,439)        (183,476)
                                                           -----------      -----------
    Total adjustments ................................         (59,317)         326,745
                                                           -----------      -----------
  Net cash provided by or (used in) operating
    activities .......................................         270,200          199,685
                                                           -----------      -----------
-------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------
  Payment for purchase of equipment and
    improvements .....................................            (432)          (7,503)
  Net cash provided or (used) in purchase and
    sale of investments ..............................         344,629          898,270
  Net proceeds (repayments) of loans from brokers
    used to purchase investments .....................       1,088,725           80,688
  Proceeds from "short sales" not closed .............             888           20,172
                                                           -----------      -----------

  Net cash provided by or(used in)investing activities       1,433,810          991,627
                                                           -----------      -----------
-------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------
    Dividends paid ...................................      (2,353,755)
    Receipt of/(repayment of bank loan ...............         800,000         (900,000)
    Payment for purchase of treasury stock ...........        (204,100)        (133,500)
                                                           -----------      -----------
  Net cash provided by or (used in) financing
    activities .......................................      (1,757,855)      (1,033,500)
                                                           -----------      -----------
  Net increase (decrease) in cash and cash
    equivalents ......................................         (53,845)         157,812
    Cash and cash equivalents at beginning of year ...         123,115            1,987
                                                           -----------      -----------
    Cash and cash equivalents at end of period .......     $    69,270      $   159,799
                                                           ===========      ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               DAXOR CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

1.  MARKETABLE SECURITIES

         Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of June 30,1997, and December 31, 1996, being increased approximately 39.75% and 44.26% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No.115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

The following table summarizes the company's investments as of:


                                June 30, 1997
                                -------------

TYPE OF      COST            FAIR VALUE          UNREALIZED       UNREALIZED
-------      ----            ----------          ----------       ----------
SECURITY                                      HOLDING GAINS     HOLDING LOSSES
--------                                      -------------     --------------

Equity       $24,491,702     $34,236,628        $12,701,005       $2,956,079

Debt              25,000          26,000              1,000              -0-
             -----------     -----------        -----------       ----------

Total        $24,516,702     $34,262,628        $12,702,005       $2,956,079
             ===========     ===========        ===========       ==========

                               December 31, 1996
                               -----------------

TYPE OF      COST            FAIR VALUE         UNREALIZED       UNREALIZED
--------     ----            ----------         ----------       ----------
SECURITY                                        HOLDING GAINS HOLDING LOSSES
--------                                        ----------------------------

Equity       $24,635,436     $35,548,401        $13,375,737       $2,462,772

Debt              25,000          26,125              1,125              -0-
             -----------     -----------        -----------       ----------

Total        $24,660,436     $35,574,526        $13,376,862       $2,462,772

         At June 30, 1997, the securities held by the Company had a market value of $34,262,628 and a cost basis of $24,516,702 resulting in a net unrealized gain of $9,745,926 or 39.75% of cost.

         At December 31, 1996, the securities held by the Company had a market value of $35,574,526 and a cost basis of $24,660,436 resulting in a net unrealized gain of $10,914,090 or 44.26% of cost.

         At June 30, 1997 and December 31, 1996, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

2.  LOANS PAYABLE

         As of June 30, 1997 and December 31, 1996, the Company had loans outstanding aggregating $1,000,0000 and $200,000 borrowed on a short-term basis from a bank, which are secured by certain marketable securities owned by the Company. These loans bear interest at approximately 7.35%.


         Short term margin debt due to brokers, secured by the Company's marketable securities, totaled $ 2,515,594 at June 30, 1997 and $ 1,426,869 at December 31, 1996.

(3) DIVIDENDS

         The Company paid a dividend of $.50/per share to stockholder's of record as of April 30, 1997 on May 30, 1997 in the amount of $2,353,755.

                           Part II OTHER INFORMATION

   Legal Proceedings

         As previously reported, Daxor Corporation, (through its separately licensed divisions), has been involved in various proceedings with the New York State Department of Health relating to its licenses to operate clinical laboratories, its blood bank and semen bank. The following is a summary of recent activity in these matters in the second quarter ended June 30, 1997 Litigation in which there was no activity has been described in previous filings:

         1. Daxor v. State (Court of Appeals)

            The Court of Appeals reversed the decision of the Appellate Division, First Department stating that Daxor had a property interest in its license as a clinical laboratory and as a sperm bank. Daxor has made a motion to re-argue this matter which is presently tended before the Court of Appeals. The Blood Bank and Sperm Bank have not taken any new depositors since this decision.

         2. State v. Idant and Daxor (Third Department)

            In this matter asking the Third Department to review their decision of Administrative Law Judge Brandes regarding certain alleged violations, the Sperm Bank, the Third Department refused to make a decision stating that because of the Court of Appeals' ruling this action would be moot. A motion for reconsideration is presently before the Third Department stating the various reasons why this action is not moot.

         3. Daxor v. State

            In this declaratory judgement action in which Daxor requested the New York State Supreme Court to find the sperm banking regulation unconstitutional. Justice Abdu-Salaam has decided that this action be more properly decided by the Third Department. No action has yet been taken because no Order with Notice of Entry had been served upon the parties.

         4. Pollinger v. Daxor


            This action which arises out of the alleged negligence of Daxor, apparently has been abandoned by the Plaintiffs. Daxor has a counteraction for attempted extortion.

         5. Yaker v. Department of Health New York/ Supreme Court Justice Stuart Cohen

         This is a class action suit against the Department of Health. This action is still pending. The action by Judge Cohen protects the stored frozen blood and semen of Daxor's clients.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Six months ended June 30, 1997 as compared with six months ended June 30, 1996.

         For the six months ended June 30, 1997, total revenues were $1,572,045 up slightly from $1,458,856 in 1996. Operating revenues were $295,015 in 1997 and down from 431,565 in 1996. Dividend income was $1,070,612 with a net interest expense of (48,561) as compared to dividend income of $1,042,892 with a net interest income of ($25,292) in 1996. In 1997, the Company had a net profit of $362,737 before income taxes versus a net loss of $112,668 before taxes in 1996. Operating revenues have been sharply decreased because of legal actions against Idant Laboratory Semen and Blood Banking facilities here in New York State. The Company has not yet received any income from the Blood Volume Analyzer which is currently undergoing an FDA approval process. Laboratory operating revenues have fallen sharply since the licenses of Daxor's Idant Laboratories division were revoked on August 21, 1995. The laboratories functioned on a restricted basis, until May 30, 1996. The Company, on May 30, 1996, won a unanimous 5 - 0 Appellate Court decision against the New York State Health Department ordering the restoration of Daxor's license. This decision was reversed by the New York State Court of Appeals in June, 1997. Daxors' revenues have been negatively impacted by this decision. The Court of Appeals decided that Daxor was not entitled to due process such as a hearing. Unless reversed this could result in Daxor being unable to provide Blood and Semen banking in New York State. The Company has been unable to take new clients but has been able to maintain its current clients. The Company lost a portion of its client base as a result of the Health Department's actions as well as false media stories. The Company, on April 26, 1997 received accreditation from the American Association of Tissue Banks (AATB). The Company became the only sperm bank organization in New York State to receive this accreditation, and the sixth within the United States. The Company was preparing a marketing program to restore its client base. The company has potential recovery of its damages from a one hundred million dollar Federal RICO/Antitrust suit against members of the New York Health Department and the New York Blood Center. Two managers of the New York Blood Center were convicted in August by the Federal Court on charges of conspiring to tamper with tests to screen blood for the AIDS virus and other infectious diseases as a way of taking shortcuts. Daxor is attempting to expidite the taking of depositions from members of the New York Blood Center for its Antitrust suit against the Center.


         Operations a Daxor Oak Ridge where the Blood Analyzer is being manufactured, have not contributed to earnings. The Company is awaiting FDA approval for the Blood Volume Analyzer from the FDA.

Three months ended June 30, 1997 as compared with three months ended June 30, 1996.

         For the three months ended June 30, 1997 total revenues declined to $707,435 from $822,860 in the 1996 quarter. In 1997, dividend income was $525,689 with an interest expense of ($30,079) compared to dividend income of $529,191 with an interest expense of $6,011 in 1996. The Company had a net profit of $43,521 before income taxes in 1997 versus a net loss of $14,184 before taxes in the 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES

                  At June 30, 1997 the Company had total assets of $35,730,953 and total liabilities of $6,939,741 with shareholders' equity of $28,791,239. The Company has $ 6,432,311 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity.

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

                  The Company has adequate resources for the marketing of its instrument (the Blood Volume Analyzer BVA-100) and the liquid capital to sustain its blood bank. If the Company were to expand its blood banking operations on a full scale, nation-wide basis, it would require additional capital. The Company's financial reserves have played an essential role in sustaining the company during its legal battles to provide frozen blood banking services to the public. The Company has sustained a large loss of revenues and profits as results of the actions taken against it by members of the Health Department and the Antitrust actions of the New York Blood Center. The Company cannot predict the outcome of its Federal RICO Antitrust suit against the Health Department and the New York Blood Center. A court victory has the potential for recouping the financial damage that the Company has incurred.

ITEM 6(b)  Reports on Form 8-K

         The Company did not file any reports on form 8-K during the first six months of 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DAXOR CORPORATION
                                                   (Registrant)

DATE: August 14, 1997                   /s/Joseph Feldschuh
---------------------                   ------------------------------------
                                        JOSEPH FELDSCHUH, M.D.
                                        President


DATE: August 14, 1997                   /s/Robert Rosenthal
---------------------                   ------------------------------------
                                        ROBERT ROSENTHAL, M.D.
                                        Vice President


DATE: August 14, 1997                   /s/Octavia Atanasiu
---------------------                   ------------------------------------
                                        OCTAVIA ATANASIU
                                        Treasurer


DATE: August 14, 1997                   /s/ Virginia Fitzpatrick
---------------------                   ------------------------------------
                                        VIRGINIA FITZPATRICK
                                        Secretary