Form 10-Q
period 1997-09-30
DAXOR CORP
filed 1997-11-17
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1997

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

          Yes X   No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                OUTSTANDING AT SEPTEMBER 30, 1997
        -------------------------      ---------------------------------
              COMMON STOCK                         4,690,709
        PAR VALUE: $.O1 per share

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                 PAGE

        Consolidated Balance Sheets as at
          SEPTEMBER 30, 1997 and December 31, 1996             2

        Consolidated Statements of Operations for the
          Three Months Ended SEPTEMBER 30, 1997 and 1996       3

        Consolidated Statements of Cash Flows for the
          Three Months ended SEPTEMBER 30, 1997 and 1996       4

        Notes to Financial Statements                          6

        Legal Proceedings

        Managements Discussion and anaylysis of financial
        condition and results of operations                    7

                                DAXOR CORPORATION

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1997              1996
                                               -------------     ------------
 ASSETS

 Current Assets
    Cash                                       $     34,346      $    123,115
    Marketable Securities at Fair Value
    SEPTEMBER 30,1997 and
          December 31,1996 (Notes 1 and 2)       35,301,150        35,574,526
    Accounts Receivable                             603,306           611,555
    Accounts receivable-Related Parties              95,455           115,008
    Other Current Assets                            169,953           235,858
    Tax Refunds Receivable                            5,881           153,901
                                               ------------      ------------
                TOTAL CURRENT ASSETS             36,210,091        36,813,963
                                               ------------      ------------
 Equipment and Improvements
   Storage Tanks                                    125,815           125,815
   Leasehold Improvements, Furniture
     and Equipment                                  714,574           714,142
   Laboratory Equipment                             274,418           274,418
                                               ------------      ------------
                                                  1,114,807         1,114,375
   Less: Accumulated Depreciation and
     Amortization                                  (720,269)         (671,519)
                                               ------------      ------------
 Net Equipment and Improvements                     384,538           442,856
                                               ------------      ------------
 Other Assets                                        31,985            31,985
                                               ------------      ------------
                      TOTAL ASSETS             $ 36,636,614      $ 37,288,804
                                               ============      ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
   Accounts Payable and Accrued
     Liabilities                               $     74,478      $    136,551
   Loans Payable (Notes 1 and 2)                 32,588,168         1,636,067
   Other Liabilities                                 17,920            14,834
   Deferred Taxes                                 3,796,227         3,719,932
                                               ------------      ------------
          TOTAL CURRENT LIABILITIES               6,476,793         5,507,384
                                               ------------      ------------

 Shareholders' Equity
   Common Stock, par value $.01 per Share:
     Authorized 10,000,000 Shares: Issued
     and Outstanding 4,690,709 shares at
     SEPTEMBER 30, 1997 and 4,712,709 at
     December 31, 1996                               53,097            53,097
   Additional Paid in Capital                     8,579,803         8,579,803
   Net Unrealized holding gains on
     available-for-sale securities(Note 2)        7,369,147         7,194,158
   Retained Earnings                             17,633,556        19,226,044
   Treasury Stock                                (3,475,782)       (3,271,682)
                                               ------------      ------------
          TOTAL SHAREHOLDERS' EQUITY             30,159,821        31,781,420
                                               ------------      ------------
          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY               $ 36,636,614      $ 37,288,804
                                               ============      ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                DAXOR CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                        SEPTEMBER 30                    SEPTEMBER 30
                                 --------------------------      --------------------------
                                    1997            1996            1997            1996
                                    ----            ----            ----            ----
REVENUES
 Operating Revenues              $  125,882     $   200,851      $  420,897     $   632,416
 Dividend Income                    540,781         538,866       1,611,393       1,581,758
 Gains (Losses) on Sale
    of Securities                   381,656          23,311         583,741         206,085
 Gains (Losses) On Sale of
   Options and Commodities            4,446           1,652           8,779        (196,723)
                                 ----------     -----------      ----------     -----------
TOTAL REVENUES                    1,052,765         764,680       2,624,810       2,223,536
                                 ----------     -----------      ----------     -----------
COSTS AND EXPENSES
 Operations of Laboratories         352,578         248,836         643,643         673,682
 Selling, General, and
   Administrative                   145,020         485,230       1,014,702       1,608,616
 Interest Expense, Net of
   Interest Income                   65,814          16,849         114,375          42,141
                                 ----------     -----------      ----------     -----------
TOTAL COSTS AND EXPENSES            563,412         750,915       1,772,720       2,322,439
                                 ----------     -----------      ----------     -----------
Net Income (Loss) Before
  Income Taxes                      489,353          13,765         852,090         (98,903)
Provision for Income Taxes           57,607            (564)         90,827          13,828
                                 ----------     -----------      ----------     -----------
NET INCOME (LOSS)                $  431,746     $    14,329      $  761,263     $  (112,731)
                                 ==========     ===========      ==========     ===========
Weighted Average Number
  of Shares Outstanding           4,469,709       4,722,709       4,698,932       4,729,375
                                 ==========     ===========      ==========     ===========
Net Income (Loss) Per Common
  Equivalent Share               $     0.09     $      0.01      $     0.16     ($     0.02)
                                 ==========     ===========      ==========     ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                DAXOR CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            FOR THE SIX MONTHS ENDED

                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                     1997            1996
                                                 -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income or (Loss)                            $   761,263     $  (112,731)
                                                  -----------     -----------
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Depreciation equipment and improvements              48,750          44,445
  Amortization - goodwill                                  --              --
  (Gain) Loss on sale of investments                 (595,520)         (9,362)
  Change in assets and liabilities:
    (increase) decrease in accounts receivable          8,249        (183,333)
    (increase) decrease in accounts receivable-
                           Related Parties             19,553
    (increase) decrease in other current assets        65,906         509,515
    (increase) decrease in other assets                   -0-            (169)
    (increase) decrease in tax refunds receivable     148,020
    increase (decrease) in accounts payable,
    accrued and other liabilities net of "short
      sales"                                          (58,045)       (182,825)
                                                  -----------     -----------
    Total adjustments                                (363,088)        178,271
                                                  -----------     -----------
  Net cash provided by or (used in) operating
    activities                                        398,175          65,540
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchase of equipment and
    improvements                                         (432)        (73,326)
  Net cash provided or (used) in purchase and
    sale of investments                             1,114,657         426,659
  Net proceeds (repayments) of loans from brokers
    used to purchase investments                      152,101         799,805
  Proceeds from "short sales" not closed                4,585           3,144
                                                  -----------     -----------
  Net cash provided by or (used in) investing
    activities                                      1,270,911       1,156,282
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                 (2,353,755)            -0-
    Receipt of/(repaymentof_-bank loan                800,000        (900,000)
    Payment for purchase of treasury stock           (204,100)       (234,004)
                                                  -----------     -----------
  Net cash provided by or (used in) financing
    activities                                     (1,757,855)     (1,134,004)
                                                  -----------     -----------
  Net increase (decrease) in cash and cash
    equivalents                                       (88,769)         87,818
    Cash and cash equivalents at beginning of year    123,115           1,987
                                                  -----------     -----------
    Cash and cash equivalents at end of period    $    34,346     $    89,805
                                                  ===========     ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                DAXOR CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and cash flows for the nine months ended September 30, 1997 and 1996. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

1. MARKETABLE SECURITIES

     Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of September 30,1997, and December 31, 1996, being increased approximately 46.26% and 44.26% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No.115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

The following table summarizes the company's investments as of:

                               SEPTEMBER 30, 1997

     TYPE OF                                    UNREALIZED      UNREALIZED
     SECURITY       COST         FAIR VALUE    HOLDING GAINS  HOLDING LOSSES
     --------       ----         ----------    -------------  --------------
     Equity     $24,110,776     $35,275,350     $13,941,284     $2,776,710
     Debt            25,000          25,800             800            -0-
                -----------     -----------     -----------     ----------
     Total      $24,135,776     $35,301,150     $13,942,084     $2,776,710
                ===========     ===========     ===========     ==========

                                December 31, 1996

     TYPE OF                                    UNREALIZED      UNREALIZED
     SECURITY       COST         FAIR VALUE    HOLDING GAINS  HOLDING LOSSES
     --------       ----         ----------    -------------  --------------
     Equity     $24,635,436     $35,548,401     $13,375,737     $2,462,772
     Debt            25,000          26,125           1,125            -0-
                -----------     -----------     -----------     ----------
     Total      $24,660,436     $35,574,526     $13,376,862     $2,462,772

     At September 30, 1997, the securities held by the Company had a market value of $35,301,150 and a cost basis of $24,135,776 resulting in a net unrealized gain of $11,165,374 or 46.26% of cost.

     At December 31, 1996, the securities held by the Company had a market value of $35,574,526 and a cost basis of $24,660,436 resulting in a net unrealized gain of $10,914,090 or 44.26% of cost.

     At September 30, 1997 and December 31, 1996, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

2. LOANS PAYABLE

     As of September 30, 1997 and December 31, 1996, the Company had loans outstanding aggregating $1,000,0000 and $200,000 borrowed on a short-term basis from a bank, which are secured by certain marketable securities owned by the Company. These loans bear interest at approximately 7.6%.

     Short term margin debt due to brokers, secured by the Company's marketable securities, totaled $1,578,970 at September 30, 1997 and $ 1,426,869 at December 31, 1996.

(3) DIVIDENDS

     The Company paid a dividend of $.50/per share to stockholder's of record as of April 30, 1997 on May 30, 1997 in the amount of $2,353,755.

                            Part II OTHER INFORMATION

Legal Proceedings

     As previously reported, Daxor Corporation, (through its separately licensed divisions), has been involved in various proceedings with the New York State Department of Health relating to its licenses to operate clinical laboratories, its blood bank and semen bank. The following is a summary of recent activity in these matters in the third quarter ended September 30, 1997 Litigation in which there was no activity has been described in previous filings:

     1. Daxor v. State (Court of Appeals)

     The Court of Appeals reversed the decision of the Appellate Division, First Department stating that Daxor had a property interest in its license as a clinical laboratory and as a sperm bank. Daxor had made a motion to re-argue this matter which was denied in the Court of Appeals. The Blood Bank and Sperm Bank have not taken any new depositors since this decision. Daxor is now filing, for permission to appeal the decision to the U.S Supreme Court.

     2. State v. Idant and Daxor (Third Department)

     In this matter asking the Third Department to review their decision of Administrative Law Judge Brandes regarding certain alleged violations, the Sperm Bank, the Third Department refused to make a decision stating that because of the Court of Appeals' ruling this action would be moot.

     3. Yaker v. Department of Health New York/ Supreme Court Justice Stuart
Cohen

     This is a class action suit against the Department of Health. This action is still pending. The action by Judge Cohen protects the stored frozen blood and semen of Daxor's clients. A hearing is scheduled December 1, 1997 before Justice Cohen.

     4.Daxor Corp., et al. v. Linden, et al (United States District Court, Southern District, Case No.95 Civ. 7847 (KTD). Daxor instituted a $100 million anti trust, Racketeering Influenced Corrupt Organizations Act and an action pursuant to 42 UDC 1983 for violations of its civil rights against the New York Blood Center and New York Department of Helath employess. Based upon the decision of the New York Court of Appeals, finding that Daxor does not have a property interest in its licenses, the action pursuant to 42 USC 1983 will be withdrawn. Judge Duffy has requested that the Parties address whether the Court of Appeals decision has any other effect on this litigation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Nine months ended September 30, 1997 as compared with nine months ended September 30, 1996.

     For the nine months ended September 30, 1997, total revenues were $2,624,810 up from $2,223,536 in 1996. Operating revenues were $420,897 in 1997 and down from 632,416 in 1996. Dividend income was $1,611,393 with a net interest expense of 114,375 as compared to dividend income of $1,581,758 with a net interest expense of 42141 in 1996. In 1997, the Company had a net profit of $852,090 before income taxes versus a net loss of $98,903 before taxes in 1996. Operating revenues have been sharply decreased because of legal actions against Idant Laboratory Semen and Blood Banking facilities here in New York State. The Company has not yet received any income from the Blood Volume Analyzer which was cleared for marketing September 30, 1997 by the FDA. Laboratory operating revenues have fallen sharply since the licenses of Daxor's Idant Laboratories division were revoked on August 21, 1995. The laboratories functioned on a restricted basis, until May 30, 1996. The Company, on May 30, 1996, won a unanimous 5 - 0 Appellate Court decision against the New York

State Health Department ordering the restoration of Daxor's license. This decision was reversed by the New York State Court of Appeals in June, 1997. Daxors' revenues have been negatively impacted by this decision. The Court of Appeals decided that Daxor was not entitled to due process such as a hearing. Unless reversed this could result in Daxor being unable to provide Blood and Semen banking in New York State. The Company has been unable to take new clients but has been able to maintain its current clients. The Company lost a portion of its client base as a result of the Health Department's actions as well as false media stories. The Company, on April 26, 1997 received accreditation from the American Association of Tissue Banks (AATB). The Company became the only sperm bank organization in New York State to receive this accreditation, and the sixth within the United States. The Company was preparing a marketing program to restore its client base. The company has potential recovery of its damages from a one hundred million dollar Federal RICO/Antitrust suit against members of the New York Health Department and the New York Blood Center. Two managers of the New York Blood Center were convicted in August by the Federal Court on charges of conspiring to tamper with tests to screen blood for the AIDS virus and other infectious diseases as a way of taking shortcuts.

     Operations a Daxor Oak Ridge where the Blood Analyzer is being manufactured, have not contributed to earnings. The Company has received FDA clearence for the BVA and is now awaiting for clearence for the Kit which is used in conjuction with the Blood Volume Analyzer

Three months ended September 30, 1997 as compared with three months ended September 30, 1996.

     For the three months ended September 30, 1997 total revenues increased to $1,052,765 from $764,680 in the 1996 quarter. In 1997, dividend income was $540,781 with an interest expense of $65,814 compared to dividend income of $538,866 with an interest expense of $16,8496 in 1996. The Company had a net profit of $489,353 , primarily from security sales.before income taxes in 1997 versus a net profit of $13,765 before taxes in the 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997 the Company had total assets of $36,636,614 and total liabilities of $6,476,793 with shareholders' equity of $30,159,821. The Company has a net pre taxed unrealized gain of $10,914,090 and $ 7,369,147 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity.

     The Company has a 5 year agreement with Oxford N.M.G., of Oak Ridge Tennessee to produce the Blood Volume Analyzer. The Company signed a preliminary agreement with Wellport INC. of Rochester N.Y. to fabricate the blood volume analyzer kit. The Company has the option of building its own kit dispensing facility to dispense the radioisotope kits or to utilize the services of a subcontractor. The Company is currently in negotiation with a radio pharmacutical company to dispense the kit.

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

                                        DAXOR CORPORATION
                                          (Registrant)

DATE: August 14, 1997                   /s/ Joseph Feldschuh
                                        JOSEPH FELDSCHUH, M.D.
                                        President

DATE: August 14,  1997                  /s/ Robert Rosenthal
                                        ROBERT ROSENTHAL, M.D.
                                        Vice President

DATE: August 14, 1997                   /s/ Octavia Atanasiu
                                        OCTAVIA ATANASIU
                                        Treasurer

DATE: August 14, 1997                   /s/ Virginia Fitzpatrick
                                        VIRGINIA FITZPATRICK
                                        Secretary