Form 10-K
period 1997-12-31
DAXOR CORP
filed 1998-04-02
CIK 27367

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                Form 10-K
              Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


FOR THE FISCAL YEAR ENDED                               COMMISSION FILE NUMBER
  December 31, 1997                                             0-12248

                            Daxor Corporation
          (Exact name of Registrant as specified in its charter)

         New York                                             13-2682108
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

                         Yes (X)                     No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As at March 25, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 24,786,141. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $ 15.4375.


The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 25, 1998: 4,797,709 shares.

Documents incorporated by reference: The information required by Part III is incorporated by reference from the proxy statement for the 1998 Annual Meeting of Shareholders.

PART I.
Item 1.  Business

The Daxor Corporation (the "Company") was formed in 1971, to develop cryopreservation technology for the freezing techniques of human semen. The Company's Idant Laboratory division ("Idant") was the first human semen bank developed in the United States for general public use. In 1985, the Company initiated the development of an instrument for the measurement of the total amount of blood in the human body, the Blood Volume Analyzer (BVA-100). In 1985, Idant also developed the first autologous blood bank in the United States where individuals could store their own blood. The Company is involved in a dispute with the New York State Department of Health concerning its blood and semen banking operations. The Company has the only semen bank in the state of New York, out of more than 50 licensed banks, which is accredited by the American Association of Tissue Banks. The Company's frozen blood bank is the only blood bank in New York that allows people to store their own blood for up to ten years.

Measurement of Human Blood Volume

The Company received the first US patent for a semi-automated instrument to measure human blood volume in 1991. In March 1996, the Company received a patent for a quantitative injection kit to be used in conjunction with the instrument. The injection kit permits a quantitative injection with a precision of 99.8%. Measurement of human blood volume has been available for forty years, but has required four to eight hours of highly precise preparation and technician time for a result to be obtained. Because of this precise blood volume measurements have been infrequently performed outside of research situations. The Company's Blood Volume Analyzer permits accurate blood volumes to be obtained within eighteen to thirty-five minutes. In September 1997, the Company received clearance from the FDA to market its Blood Volume Analyzer, and in January 1998, the Company received clearance from the FDA to market the associated injection kit. The disposable injection kit is essential to the rapid performance of blood volume analysis.

The ability to accurately measure the quantity or volume of blood in an individual would be expected to be particularly useful in surgical situations. The standard methods of estimating the amount of blood an individual has are called the hematocrit or hemoglobin. These tests actually measure the thickness of or quantity of red blood cells in an individual's blood rather than the blood volume itself. Blood is composed of cells, primarily red cells for carrying oxygen, white cells for fighting infections, and platelets, small cells used for clotting purposes. The remainder of the blood is called the plasma, which is primarily water. In the plasma are suspended the cells with various clotting factors and special blood proteins. When an individual bleeds, the body will attempt to maintain the same total blood volume by the transfer of water from other parts of the body into the circulatory system. This process causes a thinning of the blood called anemia. The thinning process may take hours or many days to occur or may never occur completely.

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

The Blood Volume Analyzer, BVA-100, will permit patients to have their blood volume measured to within an estimated accuracy of +5% during surgery within 20 minutes and +2% within 35 minutes.

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

The diagnostic data to be provided by the Company's blood volume measurement equipment would be usable by physicians in a variety of medical fields, including critical care, cardiology, pediatrics and surgery, to identify and quantify the amount of blood loss the patient has suffered, to determine the percentage of red blood cells or hemoglobin the patient has lost, and to help to determine the need for continuing treatment. An estimated 12 million blood transfusions per year are performed in U.S. hospitals. The Company believes that, if its blood volume measurement equipment were available in a hospital, it would be feasible for the hospital to routinely perform a blood volume test on every patient for whom a blood transfusion appeared to be indicated. Blood volume measurement would also provide a valuable diagnostic tool in treating certain types of heart and kidney disease. At the present time multiple medical conditions will overestimate the amount of blood the individual actually has.

The Company has developed a special injection kit which is used with the machine for each test. The injection system provides a quantitative highly precise injection. The injection system received the first United States patent ever issued for such a kit on March 20, 1996. The Company, in 1991, received a U.S. patent on the instrument itself, 12 European patents the following year, and a Japanese patent on March 26, 1996. The instrument could theoretically be used without the kit, but then the user would need several hours to obtain results. In addition, the costs of preparing a kit substitute would most likely be greater to any user than the purchase cost of the kit itself. The cost of a kit to hospitals is estimated to be about 1/5 of the cost a hospital could charge for the test.

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

The Company plans to demonstrate its blood volume equipment at trade shows across the United States and to market. the equipment to the nation's hospitals on both an outright sale and lease basis. The Company will use its own capital to develop lease programs where hospitals will not purchase the equipment, but will commit to use a minimum number of kits per week. This marketing approach has been successfully used by other medical technology equipment manufacturers. In addition, the Company may attempt to enter into distribution contracts with one or more large hospital supply companies. The Company will train hospital technicians to utilize its products and expects to supply test kits to users of its equipment on a continuing basis. The company will attempt to obtain an oversees market.

The Company has an agreement with Oxford Instruments, Inc., N.M.G. to manufacture its instrument on a subcontract basis. The Company also has an agreement with Wellport instruments to manufacture the quantitative injection kit assembly. The Company is also working with a radiopharmaceutical company to fill and dispense its kits. It plans to establish service centers and may also manufacture its own kits.

BLOOD BANKING

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


Utilizing cryobiology technology, frozen blood has been shown to be capable of being stored for up to 20 years. The present donor system of blood transfusions presents risks to those individuals receiving blood. A risk which can be avoided by utilizing one's previously stored blood. There are approximately 15-18 million blood transfusions administered annually. One third of the blood utilized in New York City is imported from sources outside of NYS and overseas because of severe shortages. At the present time, an individual has a 1-in-50 chance of contracting hepatitis from transfused blood and a much smaller but still real risk of contracting AIDS. Autologous storage of blood protects an individual against these and other multiple problems associated with transfusions. The concept that the "safest blood is one's own" is specifically endorsed by the American Medical Association, a committee of the National Institute of Health, and transfusion committees of multiple hospitals.

In December 1985, Daxor received the first FDA registration in the U.S. for long-term frozen autologous blood banking. The Company has had research interests in the cryobanking of blood for over 20 years. The current donor system of blood banking exposes a transfusion recipient to the dangers of infections such as AIDS and hepatitis. There is a significant number of hepatitis cases from transfusions annually despite testing, of which a significant number develop into major illnesses. The current system of AIDS screening does not completely eliminate AIDS carriers as donors; it only reduces the risk of an AIDS carrier donating blood. Other viral diseases, such as the cytomegalovirus, are also transmitted via blood transfusion and are not detected by current screening methods. Blood matching of minor subtypes is never done and an individual has less than one chance in 100,000 of receiving a perfect match from an unrelated stranger. Approximately 5% of all transfusions result in transfusion reactions. Another major problem is the fact that diseases such as hepatitis and AIDS my be undetectable for six months or longer in healthy appearing, infected carriers. In March 1996, the NY Times reported a case of a blood donor infected with AIDS who donated 33 times before his condition was ever detected. Daxor introduced the quarantine concept to both sperm banking and blood banking. Under the quarantine concept, donated blood and sperm specimens are frozen and stored for a minimum of six months and the donor is then retested for infectious diseases such as AIDS and hepatitis before his donation can be released for use. In 1987, Daxor signed the first U.S. corporate contract with Warner Communications to develop a pool of frozen autologous blood and frozen quarantined donor blood. Frozen quarantined donor blood, is blood from donors which has been stored for a minimum of 6 months and the donors then retested for AIDS and hepatitis. Infected carriers of AIDS and hepatitis may be undetectable by standard antibody tests for periods of up to six months (and on rare occasions even longer). Quarantined frozen blood provides a much safer form of donated blood than refrigerated blood in which the donor is tested once and the blood must be used within 42 days or less. The utilization of frozen quarantined blood also permits transfusion of multiple units of blood from a single donor. This significantly diminishes the risk as compared to when the same quantity is obtained from multiple donors.

Compounding the risks of infection and other complications, is the frequent withholding of blood from severely anemic patients by their physicians because of these known risks of transfusion. It is a common medical practice to replace the first three pints of lost blood with three pints of sterile water or the equivalent. This problem has not been brought to public attention, but is widely known among physicians who have treated patients who have lost blood. The number of patients who suffer major complications, including sudden death, from under-transfusion is unknown but significant. Patients who have decreased blood volume are termed 'Hypovolemic'. The Blood volume Analyzer has the potential to detect such individuals before complications from under-transfusion occurs. Physicians who fear the complications of transfusion with potentially contaminated blood do not have these concerns when patients use autologous blood (self-storage). The Company believes that an educational process will be required to establish the desirability of autologous blood storage and to overcome opposition to any change in the current blood banking system from established tax-exempt (non-profit) and profit-making entities who have great financial stakes in ensuring the continuity of the present donor system. The Company views its entry into this field as a major long-term commitment. The current blood banking system is a monopoly, or semi-monopoly, in most areas and is controlled by tax-exempt organizations. One such non-taxpayer had "excess revenues" (i.e. profits) in excess of 50 million dollars in a recent year. These organizations, while maintaining a public posture of altruism, have been very aggressive in trying to maintain a monopoly on the supply of blood resources and the income derived from these blood banking activities. In N.Y.S., the prime supplier of blood in the lower N.Y.S, Long Island and N.Y.C region is the New York Blood Center. In the upper region of N.Y.S, the Red Cross is the prime supplier of blood. Some individual hospitals have small in-house blood banks which provide a small portion of the hospitals transfusion needs. All hospitals within the region are dependent for their blood banking needs from the regional blood center structure in their geographic area.

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

To date, privately held blood banking companies focusing primarily on storage facilities have not been profitable. The many factors behind the slow acceptance of the concept have been: 1) Monopoly practices of tax-exempt blood suppliers. 2) The use of exclusive supply contracts between these organizations and their hospitals. Some of these contracts may be in violation of anti trust laws. 3) Relationships between regulators and blood bank monopolies 4)Enforcement activities of some regulatory agencies which provide extremely difficult entry barriers to innovators wishing to provide competing or alternative services. Some individuals within the regulatory agencies have been openly and aggressively hostile towards services such as frozen blood banking which Daxor provides. The passage of "Safe Blood" acts by various states is a major step towards protecting the rights of the public. If Daxor is forced to discontinue its ongoing lawsuits from its blood banking operation in New York, it would eliminate the losses from its operation. Some members of the pubic however, deprived of these services might lose their lives as a consequence of the discontinuation of these services.

Semen (Sperm) Banking

Idant pioneered both the technology and the commercial application of long-term preservation of human sperm for use in artificial insemination. The division has provided frozen semen services to physicians worldwide. As of February 1, 1996, Idant held approximately 55,000 human semen units in long-term storage at its central New York City facility. The Company maintains the largest human sperm bank in the United States. The Company's sperm banking services were partially closed from August 21, 1995 to May 16, 1996. During this time, the Company could only maintain the stored specimens of its existing clients but could not accept new client depositors. The sperm bank and blood bank had returned to full operation after unanimous 5-0 decision of the Appellate court, first department, to reopen Idant's facilities. Judge Cohen issued an order that the deposits of both semen and blood bank clients should not be interfered with. On June 3, 1997, the New York State Court of Appeals reversed the Appellate Court decision where facts could be presented. ).
 . The Company has however been blocked from taking new blood and semen bank clients. In a separate 1996 court action, New York Supreme Court Justice Stuart Cohen chose an expert from a list supplied by the New York

State Department of Health to inspect the Idant facility. The expert, Dr. Stanly Leibo, reported in 1996 and 1997 that the Idant facilities were of the highest caliber. At the present time, none of the licensed New York State sperm banks have passed the AATB accreditation process.

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

Storage of Sperm for Personal Use

The Company's sperm bank facilities contain stored sperm which should remain viable for many years. Semen stored for 23 years, at minus 321 degrees, has shown minimal change (the Company has had documented normal births from semen stored 16 years). The Company's facilities are used by men who, for a variety of reasons, anticipate impairment of their ability to father children and by men who have been found to be marginally fertile. These men may now be able to have children by use of techniques that increase their fertility by treating their sperm to artificially inseminate their partners. The facilities are also used by men who plan to undergo sterilization by vasectomy, but who believe that they might desire children in the future. Artificial insemination using stored sperm is much more effective and less expensive than present techniques of vasectomy reversal. In addition, patients with a variety of diseases, including many types of cancer, store semen prior to undergoing treatment by chemotherapy or radiation. By utilizing cryogenic preservation facilities, these patients, who are frequently in their teens or twenties, will be able to father their own children after cancer treatment, despite the high risk of sterility and birth defects associated with treatments. The Company receives referrals for these services from multiple sources, primarily physicians.

Different technologies and methods have been used for freezing semen. Historically, sperm banking had a poor reputation for effective preservation of human semen. However, the Company's preservation techniques and methods overcame the difficulties associated with freezing human semen. Dr. Jack Shuber of Mount Sinai Hospital of Toronto reported almost identical pregnancy rates with frozen semen as with fresh semen based on treatments of 193 patients verifying the effectiveness of Idant techniques. In addition, Dr. I. Ray King of Knoxville, Tennessee completed an independent study which showed markedly higher pregnancy ratios in artificial inseminations using Idant semen as opposed to semen obtained from competing semen bank. In Dr. King's study, Idant semen produced a 17.5% rate of pregnancy per insemination cycle and a 67.1% cumulative percentage of pregnancies over 11 cycles, as opposed to results of 10.3% and 42.3%, respectively, for its competitor. These results are significant when compared to studies using frozen semen from a variety of sources, which showed pregnancy rates from artificial insemination by thawed donor sperm to be much lower than results of artificial insemination by "fresh" donor sperm. Idant periodically spot-checks its bank storage to test viability of selected specimens of stored semen; results of these spot-checks have shown sperm samples held in excess of 23 years to have almost no loss in viability or change in condition.

The Company uses a customized carousel canister system in its sperm bank storage system. This permits retrieval of specimens from lower levels without removal of upper specimens. Only a few other sperm banks in the U.S. are known to have such a system. Most other banks use a "rack and cane" pull-up system which requires removal of upper specimens from the tank to retrieve specimens at lower levels. In such a bank, a specimen may be exposed to a temperature change of -321(degree)F (the temperature of the liquid nitrogen) to room temperature of 78(degree)F more than 100 times during its storage lifetime. This will result in a gradual degradation of the specimen. In the Idant system the specimen remains under liquid nitrogen almost continuously while in storage. The Company is aware of only one other semen bank which uses the carousel system for long term storage of semen. Unless the company is able to prevail in court or resolve its suit with the New York Department of Health, it will however not continue semen banking in New York.

Patent and Copyright Protection

The Company in 1991, after a five-year application period, received a United States patent on its Blood Volume Analyzer (BVA-100). This is the only patent ever issued for an instrument dedicated to the measurement of total human blood volume for a specific individual. In 1992, the Company received a European patent covering 12 countries. On March 26, 1996, the Company received a Japanese patent for the BVA-100. The patent application was originally filed in 1989, and is the first patent ever issued in Japan to measure human blood volume. The Japanese patent provides protection until the year 2009. The instrument is designed to work with an injection kit to be manufactured by the Company. It is theoretically possible to use the blood volume analyzer without the kit by preparing the reagents used for the test. However, the cost and time for such preparations would be uneconomical and it is unlikely that a purchaser of the instrument would use it without purchasing the reagent kit. On March 20, 1996, the Company received approval for its U.S. patent application for injection kit, which is specifically designed to be used with the instrument. This is the first U.S. patent ever issued for a system which permits a fixed quantitative amount of isotope to be injected for diagnostic purposes. The injection system was specifically designed for use with the BVA-100. However, it can be used for other diagnostic test purposes where a precise complete quantitative injection of a diagnostic reagent is required.

Marketing

The Company intends to market its Blood Volume Analyzer on both a sale and loaner basis to potential users, which are expected to primarily be hospitals and surgi-centers. The Company anticipates utilizing a loaner plan coupled with utilization of a specific number of blood volume measurement kits per week. This type of marketing approach is common in the laboratory equipment industry and will permit hospitals to test the Blood Volume Analyzer without first making a commitment to purchase an instrument. The Company plans to provide its instruments and kits initially to teaching hospitals for testing purposes. The Company will supply technicians to each user for educational and training purposes. The Company has also received indications from some medical device distributors to market the BVA-100. The Company will evaluate whether it is optimal for Daxor to do its own marketing, or market with a major distributor to facilitate rapid market penetration. One of the objectives of the Company in the marketing program will be to document the accurate measure of blood volume as cost-effective in situations where blood transfusions are required. The current medical environment is highly oriented towards the concept of cost-effectiveness. The Company believes that accurate measurement of blood volume will prevent catastrophic complications, such as strokes or heart attacks, in patients who have been under-transfused. Surgical patients who have suffered strokes or heart attacks due to under -transfusion may require increased days of hospitalization. There are approximately 4 million Americans who receive blood transfusions annually. The Company will focus its marketing theme on the concept that if a patient is being considered for a blood transfusion, which could be potentially lethal, then that patient should have an accurate blood volume measurement taken.

The Company is considering moving its semen and blood banking operations out of New York State. At the present time discussions are taking place with Health Department representatives concerning resolution of various suits. The marketing of the Blood volume Analyzer is not expected to be impacted by the New York State dispute. The Company's marketing will be focused primarily on the Blood Volume Analyzer.

Competition

The medical technology market is intensely competitive. There are, however, no competing instruments manufactured or marketed which perform semi-automatic blood volume analysis, such as the BVA-100. The Company believes that its receipt of a United States, European and Japanese patent for its Blood Volume Analyzer provides significant protection against any future potential competition in the blood volume analysis field. The receipt of the U.S. patent for the injection kit system provides significant additional protection as the Company believes that the kits will be a major source of revenue. The Company believes that its main hindrance to market acceptability will be the need to demonstrate that its blood volume measurement equipment is capable of producing accurate data on a cost effective basis. Test kit costs will be modest relative to cost of a transfusion and the critical information derived from the test.

There are at least 300 sperm banks in the United States operated by either commercial entities or by academic institutions. The Company believes that increased public awareness of the efficacy of frozen semen stored by it along with recent medical journal articles emphasizing the necessity for careful screening of donors for artificial insemination will result in an increasing use of frozen semen for this purpose. The Company believes that the accreditation by the American Association of Tissue Banks, as well as the report of the independent court-appointed expert, has helped restore the credibility of Idant's semen bank. The Idant semen bank is the only semen bank in the State of New York out of more than fifty that is accredited by the American Association of Tissue Banks. The Company believes its semen bank has been targeted because of opposition to private blood banking. The Company cannot predict the outcome of the dispute with the Health Department, but believes it 's primary effect is in New York State.

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

Daxor believes that it has been extensively damaged by the collusive actions of the New York Blood Center and regulators are opposed to private frozen blood banking and options it provides to the public.

Daxor believes that the availability of safer frozen blood to the public, utilizing either autologous blood or quarantined donor blood, would result in a basic change in the blood banking system. Daxor believes that the opposition to private frozen blood banking can be counted by increasing demands by members of the public for safer forms of blood banking.


Regulation

The development, testing, production and marketing of medical devices are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act, and may be subject to regulation by similar agencies in various states and foreign countries. The governing status and regulations generally require manufacturers to comply with regulatory requirements designed to assure the safety and effectiveness of medical devices. The FDA clearance for marketing of the Blood Volume Analyzer, BVA-100, and the associated quantitative injection kit marks one of the most important milestones in the history of Daxor.

Since 1989, Daxor/Idant has been involved in an on-going legal battle with the New York State Department of Health. From 1971-1994, Idant had a New York City clinical laboratory license, and from 1985 to 1994, when it opened its autologous blood bank. Since 1989, a key representative of the New York Health Department initiated a process to deny Daxor its State licenses, which dated back to 1978. In 1994, the State and City licensing functions were combined. The state proposed to deny Daxor its blood and semen banking licenses without a due-process hearing. In 1996, a five-judge Appellate Court ruled unanimously in Daxor's favor, despite the Health Department's claim that these were new licenses, and ordered Daxor's licenses restored. In June 1997, The Court of Appeals unexpectedly reversed the Appellate Court decision, stating that these were new licenses and that Daxor was not entitled to due-process. Since June 1997, the Idant semen bank and blood bank have been operating on a limited storage basis. Blood and Semen storage clients have been protected by a court order that allows them to receive their storage deposits without Court interference. Patients who have used their blood during this time frame have not been able to replenish the blood that they had previously stored. Fundamental to the dispute is the Department of Health's repeated attempt to block evidence of clear discriminatory bias in its treatment of Daxor. At the present time, the issue of due-process has been submitted to the US Supreme Court for possible consideration. The Company's previous 10K filings, as well as Special Reports I, II, III, and Year-End Update 1997, describe in detail the background to these disputes. These filings describe evidence of perjury by members of the Department of Health and detail the basis for the Company's belief that there are serious conflicts of interest by key members of the Department. Daxor has filed a $55 million lawsuit in the Court of Claims which details the discriminatory treatment. For example, the FDA has charged the New York Blood center with improperly testing blood shipped out between September 1991, and November 1996. In December 1997, two of its managers were sentenced to prison, and its major testing laboratory is or has been closed. These actions came about primarily from FDA inspectors and Federal action. In contrast, the New York state Department of Health took no action against the Blood Bank director responsible for the violations, who served for years on the Transfusion council with New York State Regulators. In the 27 year history of its sperm bank and 12 year history of its blood bank, Idant has never shipped out a unit of infected donor blood or semen. Discussions are currently under-way which may end these lawsuits.

Employees


On March 20, 1997, the Company had 31 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Item 2.  Properties

In February 1992, the Company signed a thirteen year lease for a new facility at the Empire State Building. The initial space was for 6,000 square feet, with option provisions in the lease for up to 24,000 square feet. Future minimum rental payments under this non-cancelable lease are as follows: 1995-$168,832, 1996 - $168,832, and 1997 - $168,832. The
lease also contains CPI escalation clauses. The new facility was completed in July of 1992 and the Company moved in that same month. In March 1994, the Company obtained an additional 1,000 square feet space.

Item 3.  Legal Proceedings

The Company, as a result of the Ressimo offer in July 1992, has had two class action lawsuits initiated against it, in regard to a preliminary partial take-over offer at $20.00/share. After Ressimo withdrew the offer, the suits were instituted. The Company always maintained that the lawsuits were frivolous and without merit. The suits were withdrawn in March 1998 after Daxor agreed not to press its counter-claims for a frivolous lawsuit.

The Company is involved in several proceedings with the New York State Department of Health relating to its licenses to operate a laboratory and sperm and blood bank. These actions are as follows:

1. Idant Laboratories, et al. v. State of New York Department of Health, et al. Appellate Division First Department, (New York County; Index No. 105052/94). Idant commenced suit challenging the State Health Department's denial of Idant's clinical laboratory and blood bank licensure operations for the periods including 1991 - 1993. By decision and order dated April 13, 1995, Justice Freeman denied Idant's petitions. The Appellate Court dismissed action as moot in light of the decision of the Court of Appeals finding that there is no right to a hearing on a renewal of license.
2. Daxor Corp., et al. v. State of New York Department of Health, et al. (Supreme Court, New York County; Index No. 131181/94). This matter was instituted by Daxor challenging the constitutionality of the State Health Department's semen bank regulations. The State was deposed. Action dismissed by the Appellate Division as moot in light of Court of Appeal's decision. A motion to reargue was made and is pending.
3. Daxor Corp., et al. v. State of New York Department of Health, et al. (Supreme Court, New York County; Index No. 10754/95). This proceeding was instituted by Daxor to challenge the determination of the State Department of Health to revoke all the licenses issued to, and to deny all licensure applications for, Daxor's New York health care facilities. The Court of Appeals dismissed the action, finding that there is no right to a hearing for a license renewal.
4. Daxor Corp., et al. v. Linden, New York Blood Center, et al. (United States District Court, Southern District, Case No 95 Civ. 7847 [KTD]). Daxor instituted a $100 million anti trust, Racketeering Influenced Corrupt Organizations Act and an action pursuant to 42 USC S 1983 for violations of its civil rights against the New York Blood Center and New York Department of Health employee. The court dismissed, finding that in light of the Court of appeal's decision, Daxor would be estopped from litigating the issues raised in the complaint. A motion to reargue has been filed and a notice of appeal has been filed.
5. Daxor, et al. v. Amy Clyde, et al. (Supreme Court, New York County; Index No. 122486/95). Daxor instituted an action for defamation against Amy Clyde, the author of the article, and K-III Corp., the owner of the New York Magazine, which published the defamatory article. Discovery is proceeding. This proceeding remains ongoing.
6. Daxor and Yaker, et al. v. DeBuono, (Supreme Court, New York County; Index No. 122485/95). Justice Weisberg. This is a class action instituted by tissue depositors of Daxor against the Department of Health to enjoin the Department of Health from mandating the removal of the class' property from the Daxor tissue bank's premises. Daxor has made a motion in this case to compel the Department of Health to issue licenses for 1998. The motion will be heard on April 8, 1998.
7. Idant v. DeBuono, (Third Department; Index No. 471/96). This is a petition instituted pursuant to CPLR Article 78, appealing the decision of the New York State Department of Health for revoking Idant's Semen bank license. This appeal was dismissed as moot based upon the Court of Appeal's decision that Daxor did not have a property interest in a license.
8. Daxor v. State, (New York Court of Claims). An action was commenced against the state for its denial of Equal Protection under the laws for Daxor. The action alleges that the state has issued licenses to blood and semen banks that have had a pattern of dangerous violations, while the state will not license Daxor's facilities, the only facility in New York to be accredited by the American Association of Tissue Banks.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  The common stock is traded on the American Stock Exchange under the symbol DXR.

1996
                                                 High          Low
                                                 ----          ---
         First Quarter......................     8 3/4         6 1/4
         Second Quarter.....................    13 7/8         8
         Third Quarter......................    15 1/2         9 3/4
         Fourth Quarter.....................    15 5/8        12 3/8



1997
                                                 High          Low
                                                 ----          ---

         First Quarter......................    13 3/4         9 3/8
         Second Quarter.....................    11 3/4         7 1/2
         Third Quarter......................    13 3/4         8 1/2
         Fourth Quarter.....................    14 1/2        10 3/4


On March 27, 1997, the Company had approximately 329 holders of record of the Common Stock. The Company believes there are approximately 2500 beneficial holders.

The Company paid a single cash dividend, $.50, on the Common Stock in 1997. Any future dividends will be dependent upon the Company's earnings, financial condition and other relevant factors.

Selected Operations
Statement Data:
                                                            Year Ended December 31,
                                    1997             1996             1995             1994            1993
                                    ----             ----             ----             ----            ----
Operating revenues              $   529,737      $   717,308      $ 1,864,552      $ 1,844,418     $ 1,926,415
Dividend income                   2,138,755        2,132,173        2,209,962        2,157,735       2,164,691
Gains (losses) on sale
  investments                       144,681           16,354          674,421          584,982         708,407
                                -----------      -----------      -----------      -----------     -----------
Total revenues                    2,813,173        2,865,835        4,748,935        4,587,135       4,799,513
                                -----------      -----------      -----------      -----------     -----------


Costs and expenses:
Operations of
  laboratories                      628,729          819,722        1,041,275        1,016,832         998,401
Selling, general and
  administrative                  2,161,626        2,080,969        2,369,660        1,585,533       1,309,105
Interest expenses, net
  of interest income                167,452           74,175         (113,973)          11,116         181,353
                                -----------      -----------      -----------      -----------     -----------
Total costs and expenses          2,957,807        2,974,866        3,296,962        2,613,481       2,488,859
                                -----------      -----------      -----------      -----------     -----------

Net income or (loss) before
  income taxes                     (144,634)        (109,031)       1,451,973        1,973,654       2,310,654
Provision for income taxes           14,219            3,134          164,858          165,519         160,309
                                -----------      -----------      -----------      -----------     -----------

Net income or (loss)            $  (158,853)     $  (112,165)     $ 1,287,115      $ 1,808,135     $ 2,150,345
                                ===========      ===========      ===========      ===========     ===========

Weighted average number of
  shares outstanding              4,696,876        4,722,709        4,872,481        5,122,188       5,154,955
                                -----------      -----------      -----------      -----------     -----------

Net income per common
  equivalent share              $     (0.03)     $     (0.02)     $      0.26      $      0.35     $      0.42
                                ===========      ===========      ===========      ===========     ===========
--------------------------------------------------------------------------------------------------------------

Selected Balance Sheet Data:

                                                       Year Ended December 31,
                                1997            1996           1995           1994          1993
                                ----            ----           ----           ----          ----
Working capital              32,501,404      31,306,579     31,598,345     28,739,806     23,966,425

Total assets                 41,322,592      37,288,804     37,744,621     35,012,638     29,112,282

Total liabilities*            8,404,868       5,507,384      5,691,790      5,813,458      4,681,643

Shareholders' equity                         31,781,420     32,052,831     29,199,180     24,430,639

Return on equity*                  0.00%           0.00%          4.41%          7.40%          9.64%

* Return on equity is calculated by dividing the Company's net income for the period by the shareholders' equity at the beginning of the period.
* Total liabilities include deferred taxes of $5,690,967 for unrealized gains.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Idant Laboratories contributed 100%, 65% and 85% of operating revenues in 1997, 1996 and 1995 respectively. The Company has been injured by false claims by New York State Health Department officials who have conducted an ongoing series of actions to block private frozen blood banking. The company has been unable to accept new blood or semen donors since June, 1997. The Court of Appeals overturned a previous decision in favor of Daxor. As a result, the Company continues to have a severely dimished return in its cryobanking operations. The Company has been repeatedly denied due-process hearings, and has now appealed to the U.S. Supreme Court. A number of other legal actions, including a RICO/Anti-trust suit have been initiated against the New York Blood Center and a number of key NYSDOH officials. If the Company prevails in its suit, the Company could receive recovery of legal fees and monetary compensation for lost business. The Company in 1995, acquired a 29% interest in U.S. Cryobanks in Altamonte Springs, Florida, a suburb of Orlando. This company is in the process of obtaining additional private funding, and Daxor may transfer some of its operations to this facility. The Blood volume Analyzer and is quantitative injection it have been cleared for marketing by the FDA. The potential market for the Blood Volume Analyzer is significantly larger than the Company's current operations, and is believed to exceed $100 million per year. The Company intends to focus its marketing efforts on the Blood Volume Analyzer. The Company may consider closing its private blood banking operations within New York State.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO DECEMBER 31, 1996

Total revenues were $2,813,173 in 1997, down from the $2,865,835 reported in 1996. Dividend income earned on the Company's securities portfolio was $2,138,755, an increase from the $2,132,173 reported in 1996. Gains on the sale of investments was $144,681 in 1997 as compared to $16,354 in 1996. Net income before income taxes was a loss of $158,853 in 1997 vs. $109,031 in 1996.

YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO DECEMBER 31, 1995

Total revenues were $2,865,835 in 1996, down from the $4,748,935 reported in 1995. Dividend income earned on the Company's securities portfolio was $2,132,173, an decrease from the $2,209,962 reported in 1995. Gains on the sale of investments were $16,354 in 1996 as compared to $674,421 in 1995. Net income before income taxes was $109,031 in 1996 vs. $1,451,973 in 1995.

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

At December 31, 1997, the Company's short term debt was $2,494,639 vs. $1,636,067 in 1996. At year end 1997, shareholders' equity was $32,917,724. At year end 1996, the Company had shareholders' equity of $31,781,420. At December 31, 1997 the Company's security portfolio had a market value of $40,347,085 vs. $35,574,526 in 1996.

During 1997, the Company obtained an FDA clearance for marketing the Blood Volume Analyzer, BVA-100. The Company has since entered into a manufacturing contract with Oxford NMG of Oakridge TN, to produce the Blood Volume Analyzer(BVA-100). In the initial phase of marketing, the Company will lend the instrument and supplies to a limited number of teaching hospitals for testing purposes. The Company plans to offer to lease, as well as sell, its Blood

Volume Analyzer (BVA-100) and could use its internal funds to provide some leases if an independent leasing agent were not available.

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

Year end 1997, finds the Company in a satisfactory financial position with adequate funds available for its immediate anticipated needs. However, should the opportunity arise for the Company to proceed with its planned expansion as a nationwide network of cryo centers, there would be a need for additional capital. Legal fees and obstructive actions of the NYSDOH have caused a decline in both revenues and profitability for the Company. A successful resolution of these suits would result in recovery of these costs.


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

PART IV.

Item 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

     (a) Financial Statement, Financial Statement Schedules and Exhibits filed.
         1. Financial statements and schedules shown by index on page 14.

     (b) DAXOR filed no current reports on Form 8-K during the last quarter of the fiscal year ending December 31, 1996.

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        DAXOR CORPORATION

                                        by: /s/ Joseph Feldschuh
                                            -----------------------------
                                            Joseph Feldschuh, M.D.
                                            President and Chief
                                            Executive Officer
                                            Chairman of the Board

Dated: March 30, 1998
       --------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                       Date
---------                            -----                       ----

/s/ Joseph Feldschuh         President and Director          March 30, 1998
-------------------------    (Principal Executive Officer)
Joseph Feldschuh, M.D.

/s/Robert Rosenthal           Vice President                 March 30, 1998
-------------------------
Robert Rosenthal

/s/ Octavia Atanasiu         Corporate Treasurer             March 30, 1998
-------------------------    Accounting Supervisor
Octavia Atanasiu             (Principal Financial Officer)

/s/ Virginia Fitzpatrick      Corporate Secretary            March 30, 1998
-------------------------
Virginia Fitzpatrick

/s/ Stephen M. Moss          Director                        March 30, 1998
-------------------------
Stephen M. Moss, Ph.D.

/s/ Bruce Hack               Director                        March 30, 1998
-------------------------
Bruce Hack


/s/ James Lombard            Director                        March 30, 1998
-------------------------
James Lombard

/s/ Martin Wolpoff           Director                        March 30, 1998
-------------------------
Martin Wolpoff
Board of Directors:
     Name                    Title
Dr. Joseph Feldschuh         Chairman, President, & CEO
Stephen Moss                 Director
James Lombard                Director
Martin Wolpoff               Director
Bruce Hack                   Director

                            DAXOR CORPORATION

Item 14(a) (1).   Index to Financial Statements

The following statements and schedules of Daxor Corporation are submitted herewith:

                                                                         Page
                                                                         ----

Report of Independent Accountants                                        F-1

Financial Statements as at December 31, 1997 and 1996
and for the three years ended December 31, 1997
         Balance Sheets                                                  F-2
         Statements of Income                                            F-3
         Statements of Shareholders' Equity                              F-3
         Statements of Cash Flows                                        F-4

Notes to Financial Statements                                            F-5

Schedule I - Marketable Securities - Other Investments -
         Year ended December 31, 1997                                    F-9

Schedule IX - Short-term Borrowings - Years ended
         December 31, 1997, 1996, and 1995                               F-9

Schedule X - Supplementary Income Statement Information -
Years ended December 31, 1997, 1996, and 1995                            F-9


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

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying consolidated balance sheets of Daxor Corporation as at December 31, 1997 and 1996, the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item F-9.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Daxor Corporation as at December 31, 1997 and 1996, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.


Frederick A. Kaden & Co.


Franklin Square, New York
March 23, 1997

                                               DAXOR CORPORATION
                                             FINANCIAL STATEMENTS
====================================================================================================================
CONSOLIDATED BALANCE SHEETS
                                                                                            December 31,
                                                                                     1997                  1996
--------------------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                                              $     60,768         $    123,115
Marketable Securities at Fair Value
December 31,1997 and  December 31,
1996. (Notes 1 and 2)                                                               40,347,085           35,574,526
Accounts receivable (Note 3)                                                           173,098              611,555
Accounts receivable-Related parties (Note 12)                                          104,350              115,008
Other current assets                                                                   215,090              235,858
Tax refunds receivable                                                                   5,881              153,901
                                                                                  ------------         ------------

Total Current Assets                                                                40,906,272           36,813,963

EQUIPMENT AND IMPROVEMENTS (Note 4)
Storage tanks                                                                          125,815              125,815
Leasehold improvements, furniture
and equipment                                                                          714,774              714,142
Laboratory equipment                                                                   274,418              274,418
                                                                                  ------------         ------------
                                                                                     1,115,007            1,114,375
Less: Accumulated depreciation and amortiation                                         730,503             (671,519)
                                                                                  ------------         ------------
Net equipment and improvements                                                         384,504              442,856

Other Assets                                                                            31,816               31,985

Total Assets                                                                      $ 41,322,592         $ 37,288,804
                                                                                  ============         ============

--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                          $    188,572         $    136,551
Loans payable (Notes 1 and 2)                                                        2,494,639            1,636,067
Other Liabilities (Note 5)                                                              30,690               14,834
Deferred Taxes  (Note  1)                                                            5,690,967            3,719,932
                                                                                  ------------         ------------

Total  Liabilities                                                                   8,404,868            5,507,384

Commitments and contigencies (Note 6)

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,690,709 December 31,
1996 and 4,712,709  December 31, 1995                                                   53,097               53,097
Additional Paid in capital                                                           8,579,803            8,579,803
Net unrealized holding gains
on available-for-sale securities (Note 1)                                           11,047,170            7,194,158
Retained earnings                                                                   16,713,436           19,226,044
Treasury stock                                                                      (3,475,782)          (3,271,682)
                                                                                  ------------         ------------
Total Shareholders' Equity                                                          32,917,724           31,781,420

Total Liabilities and Shareholders' Equity                                        $ 41,322,592         $ 37,288,804
                                                                                  ============         ============

See accompanying notes to consolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
                                                                                          Year Ended December 31,
                                                                                  1997              1996              1995
Revenues:
------------------------------------------------------------------------------------------------------------------------------
Operating revenues (Note 12)                                                  $   529,737       $   717,308       $ 1,864,552
Dividend income                                                                 2,138,755         2,132,173         2,209,962
Gains  on sale of securities                                                      131,618           214,607           607,163
Gains (losses) on sale of options and commodities                                  13,063          (198,253)           67,258
                                                                              -----------       -----------       -----------
Total Revenues                                                                  2,813,173         2,865,835         4,748,935
                                                                              -----------       -----------       -----------
------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
------------------------------------------------------------------------------------------------------------------------------
Operations of Laboratories                                                        628,729           819,722         1,041,275
Selling, General, and Administrative                                            2,161,626         2,080,969         2,369,660
Interest expense, net of interest income                                          167,452            74,175          (113,973)
                                                                              -----------       -----------       -----------
Total costs and expenses                                                        2,957,807         2,974,866         3,296,962
                                                                              -----------       -----------       -----------
Net Income  Before Income Taxes                                                  (144,634)         (109,031)        1,451,973
Provision for income taxes (Note 9)                                                14,219             3,134           164,858
                                                                              -----------       -----------       -----------
Net Income                                                                    $  (158,853)      $  (112,165)      $ 1,287,115
                                                                              ===========       ===========       ===========
Weighted Average Number of Shares Outstanding                                   4,696,876         4,722,709         4,872,481
                                                                              ===========       ===========       ===========
Net Income  per Common Equivalent Share                                       $     (0.03)      $     (0.02)      $      0.26
                                                                              ===========       ===========       ===========

See accompanying notes to consolidated financial statements


==============================================================================================================================
DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                                                  Three Years Ended December 31, 1997

                                                      Common stock            Additional
                                                 Number                         Paid-in          Retained          Treasury
                                               of Shares        Amount          Capital          Earnings            Stock

------------------------------------------------------------------------------------------------------------------------------
Balance at January 1,1995                      5,067,630         53,097       $ 8,579,803      $ 18,051,094      $   (955,242)
------------------------------------------------------------------------------------------------------------------------------
Net income for the year ended
December 31,1995                                                                                  1,287,115
Purchase of Treasury Stock                      (324,921)                                                          (2,082,437)
                                              ----------        -------      ------------     -------------     -------------
------------------------------------------------------------------------------------------------------------------------------
Balance December 31,1995                       4,742,709         53,097         8,579,803        19,338,209        (3,037,679)
------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,1996                                                                                   (112,165)
Purchase of Treasury Stock                       (30,000)                                                            (234,003)
                                              ----------        -------      ------------     -------------     -------------
------------------------------------------------------------------------------------------------------------------------------
Balance December 31,1996                       4,712,709         53,097         8,579,803        19,226,044        (3,271,682)
------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,1997                                                                                   (158,853)
Purchase of Treasury Stock                       (22,000)                                                            (204,100)
Dividends                                                                                        (2,353,755)
                                              ----------        -------      ------------     -------------     -------------
------------------------------------------------------------------------------------------------------------------------------
Balance December 31,1997                       4,690,709         53,097       $ 8,579,803      $ 16,713,436      $ (3,475,782)
                                              ==========        =======      ============     =============     =============
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    Year ended December 31,
                                                                               1997           1996           1995
Cash flows from operating activities:
Net income or (loss)                                                        $ (158,853)    $ (112,165)    $1,287,115
                                                                            ----------     ----------     ----------
Adjustments to reconcile net income
 to net cash provided by
operating activities:
Depreciation & Amortization                                                     58,985         65,339         59,304
(Gain) loss on sale of investments                                            (144,681)       (16,354)      (674,421)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                                     438,457       (202,359)      (193,365)
(Increase) decrease in accounts receivable-
                    Related Parties                                             10,658         57,943       (172,951)
(Increase) decrease in other current assets                                     20,768        528,837       (292,388)
(Increase) decrease in tax refunds receivable                                  148,020         52,332              -
(Increase) decrease in other assets
net of goodwill amortization                                                       169           (169)         9,344
Increase (decrease) in accounts payable,accrued
expenses and other liabilities net of "short sales"                             55,396       (187,234)       312,777

Total adjustments                                                              587,772        298,335       (951,700)
                                                                            ----------     ----------     ----------

Net cash provided by operating activities                                      428,919        186,170        335,415
                                                                            ----------     ----------     ----------

Cah flows from investing activities:
Payment for purchase of equipment and
improvements                                                                      (632)       (85,525)       (63,760)
Net cash provided or (used) in purchase
and sale of investments                                                      1,190,641        149,502      3,997,024
Net proceeds (repayments) of loans from
brokers used to purchase investments                                            67,770        990,259       (827,996)
Proceeds from "short sales" not closed                                          18,008          5,527         83,779
                                                                            ----------     ----------     ----------

Net cash provided by/(used in)  investing activities                         1,275,787      1,059,763      3,189,047
                                                                            ----------     ----------     ----------

Cash flows from financing activities
Receipt of/(repayment of)- bank loan                                           800,000       (900,000)    (1,500,000)
Loans received/repaid                                                           (9,198)         9,198
Dividends paid                                                              (2,353,755)
Payment for purchase of treasury stock                                        (204,100)      (234,003)    (2,082,437)
                                                                            ----------     ----------     ----------


Net cash used in financing activities                                       (1,767,053)    (1,124,805)    (3,582,437)
                                                                            ----------     ----------     ----------
Net increase (decrease) in cash and
cash equivalents                                                               (62,347)       121,128        (57,975)
Cash and cash equivalents at beginning of year                                 123,115          1,987         59,962
                                                                            ----------     ----------     ----------

Cash and cash equivalents at end of year                                    $   60,768     $  123,115     $    1,987
                                                                            ==========     ==========     ==========

See accompanying notes to consolidated financial statements

                            DAXOR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements as at December 31, 1997 and 1996 and for the three years ended December 31, 1997 have been prepared in conformity with principles of accounting applicable to a going concern. Daxor Corporation operates in the medical services and technology industry.

         The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

(1)  MARKETABLE SECURITIES

                  Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of December 31, 1997 and December 31, 1996 being increased approximately 70.90 % and
44.26 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

         The following tables summarize the company's investments as of:

                                            December 31, 1997
                                            -----------------
Type of                                                                             Unrealized                Unrealized
security                               Cost                 Fair Value             holding gains            holding losses
--------                               ----                 ----------             -------------            --------------
Equity                              $23,583,948             $40,320,610              $18,450,502                $1,713,840

Debt                                     25,000                  26,475                    1,475                         0
                        ---------------------------------------------------------------------------------------------------

Total                               $23,608,948             $40,347,085              $18,451,977                $1,713,840
                                    ===========             ===========              ===========                ==========

                                            December 31, 1996
                                            -----------------
---------------------------------------------------------------------------------------------------------------------------

Type of                                                                             Unrealized                Unrealized
security                               Cost                 Fair Value             holding gains            holding losses
--------                               ----                 ----------             -------------            --------------
Equity                              $24,635,436             $35,548,401              $13,375,737                $2,462,772

Debt                                     25,000                  26,125                    1,125                         0
                        ---------------------------------------------------------------------------------------------------

Total                               $24,660,436             $35,574,526              $13,376,862                $2,462,772
                                    ===========             ===========              ===========                ==========

         At December 31, 1997, the securities held by the Company had a market value of $40,347,085 and a cost basis of $23,608,948 resulting in a net unrealized gain of $16,738,137 or 70.90% of cost.

         At December 31, 1996, the securities held by the Company had a market value of $35,574,526 and a cost basis of $24,660,436 resulting in a net unrealized gain of $10,914,090 or 44.26% of cost.

         At December 31, 1997 and December 31, 1996, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  Loans Payable

         As at December 31, 1997 and December 31, 1996, the Company had loans outstanding aggregating $1,000,000 and $200,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 7.56%.

         Short term margin debt due to brokers ,secured by the Companies marketable securities, totaled $1,494,639 at December 31, 1997 and $1,426,869 at December 31, 1996.


(3)  Accounts receivable

         Accounts receivable are deemed to be fully collectible.

(4)   Equipment and Improvements



         Depreciation of equipment and improvements is taken using the straight line method. For 1997, 1996 and 1995 the charges to income for depreciation using this method were $58,985, $65,339 and $59,304 respectively.

         The cost of maintenance and repairs is charged to expense as incurred. The cost of betterments and additions are capitalized and depreciated over the life of the asset. The cost of assets disposed of or determined to be non-revenue producing, together with the related accumulated depreciation applicable thereto,are eliminated from the accounts, and any gain or loss is recognized.

(5)  Other Liabilities

         At December 31, 1997 and December 31, 1996, the Company also maintained a short position in certain marketable securities. These positions were sold for $18,008 at December 31, 1997, and $5,527 at December 31, 1996, and had respective market values of $21,730 and $1,613 resulting in an unrealized loss of $3,722 at December 31, 1997 and an unrealized gain of $3,914 at December 31, 1996

(6)  Commitments and Contingencies

         (A) Operating Leases

         Future minimum rental payments under this non-cancelable operating lease are as follows:

                                1998  $168,832
                                1999  $168,832
                                2000  $168,832
                                2001  $168,832
                                2002  $168,832

         Rent expense for all non-cancelable operating leases was $232,357,$257,477 and $233,187 for the years ended December 31, 1997,
1996 and 1995 respectively.

         (B) Contingent Liabilities

         The Company has pending several claims incurred in the normal course of business which, in the opinion of management, based on the advice of outside legal counsel, will not have a material effect on the consolidated financial statements.

         The Company is also involved in several legal proceedings with the State of New York Department of Health over licenses to operate it's facilities.

         Effective at the close of business on August 21, 1996 New York State Department of Health ordered the Company to cease operations of it's clinical laboratories, blood bank and tissue bank.


         After litigation the NYS Appellate Court , in a 5 to 0 opinion, ordered that Daxor Corporation be granted all rights to operate the above facilities.

         On June 5,1997 the NYS Court Of Appeals reversed the above decision and effectively forced the Company to limit it's operation to servicing current blood and semen storage clients.

         During the period the Company has been denied the ability to fully operate, it has sustained severe loss of revenues as reflected in the current and prior year's operations. It is pursuing all legal means to recover these as well as other claims for damages against the NYS Department of Health. At this time the results of this litigation is not determinable.

(7)  Research and Development Expenses

         Research and development expenses were $182,294, $213,266 and $206,149 for 1997, 1996, and 1995 respectively.All research and development costs are expensed in the year they occur.

(8)  Interest Expense and Income

         Interest expense was $168,073,$78,212, and $205,413 and interest income was $621, $4,037, and $319,386 in 1997, 1996 and 1995 respectively.

(9)  Income Taxes

         The following is a reconciliation of the federal statutory tax rate of 34% for 1997,1996 and 1994, with the provision for income taxes:

                                                    1998                  1997                 1996
                                                    ----                  ----                 ----
Statutory tax rate                                           $0                  $0            $493,671.
Dividend exclusion                                                                            ( 344,454)
Miscellaneous non-deductible expenses
                                                                                                    218.
State and city taxes                                     14,219               3,134              15,150.
Provision for income taxes                                                                     $164,585.
                                              ------------------    ---------------     ----------------
Effective tax rate                                          0.%                 0.%              11.34%.
                                              ------------------    ---------------     ----------------

(10)  Shareholders' Equity

         During 1997, the Company purchased 22,000 shares of its own stock at a cost of $204,100.


         The Company paid a dividend of $.50/per share to stockholder's of record as at April 30, 1997 on May 30, 1997.in the amount of $2,353,755.

(11)  Subsidiaries

         On January 9, 1996 Daxor Health Services, Inc. was formed as a wholly owned subsidiary for the purpose of providing various forms of therapy for individuals in nursing homes and assisted care facilities. Results of operations have been consolidated in the financial statements of Daxor Corporation.

         The CORF, thru which services were provided and billed, developed financial difficulties.Because Daxor Health Services, Inc was only able to obtain partial payment the company chose to suspend it's services.All unpaid receivables have been deemed uncollectable and charged against current years earnings.

(12)  Related Party Transactions

         Sale to related parties amounted to $10,395 for 1997.Purchases by Daxor Corporation from related parties amounted to $19,890 for 1996.The results of these transactions are included in the respective financial statements.

SCHEDULE I
MARKETABLE SECURITIES -- OTHER INVESTMENTS
The following tables summarize the company's investments as of:

                                December 31, 1997
                                -----------------

Type of                                         Unrealized         Unrealized
security        Cost           Fair Value      Holding gains     holding losses
--------        ----           ----------      -------------     --------------

Equity       $23,583,948      $40,320,610       $18,450,502       $ 1,713,840
------

Debt              25,000           26,475             1,475                 0
----         -----------      -----------       -----------       -----------

Total        $23,608,948      $40,347,085       $18,451,977       $ 1,713,840
------       ===========      ===========       ===========       ===========

SCHEDULE IX
SHORT-TERM BORROWINGS
Years Ended December 31, 1997, 1996, 1995
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
Column A               Column B                Column C             Column D               Column E              Column F
--------               --------                --------             --------               --------              --------
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
Category of            Balance at the end    Weighted average      Maximum amount         Average amount        Weighted average
aggregate short-term   of period             interest rate at      outstanding during     outstanding during    interest rates
borrowings                                   end of the period     this period            the period            during the period
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
1997
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
Banks                             1,000,000          741                       1,000,000               800,000         7.42%
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
Brokers                           1,494,639          7.14                      2,515,594             1,427,050          7.17
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
All Categories                    2,494,639          7.19                      3,515,594             2,227,050          7.22
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
1996
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
Banks                               200,000         7.23%                     $1,100,000              $625,000         7.21%
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
Brokers                           1,426,869         6.94%                       $482,613            $1,426,869         6.97%
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
All Categories                    1,626,869         7.03%                     $1,582,613            $2,051,869         7.06%
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
1995
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
Banks                            $1,100,000         6.89 %                    $2,600,000            $1,702,000         6.67 %
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
Brokers                            $436,609         7.64 %                      $534,628              $232,654         7.61 %
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------
All Categories                   $1,536,609         7.28 %                    $3,134,628            $1,952,654         7.02 %
---------------------- --------------------- --------------------- ---------------------- --------------------- ------------------

The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION

------------------------------------------------------------------------------
               COLUMN A                                  COLUMN B
------------------------------------------------------------------------------

                 Item                         Charged to costs and expenses
                                                 Year ended December 31,


                                               1997         1996        1995
                                               ----         ----        ----
Maintenance and repairs                     $    *      $    *       $    *
Depreciation and amortization
  of intangible assets pre-operating
  costs and similar deferrals                  58,985      65,335       59,304
Taxes, other than payroll and
  income taxes                                   *           *            *
Royalties                                       ---         ---          ---
Advertising costs                                *           *            *


------------------------------------------------------------------------------
* less than 1% of total revenues for the year.
------------------------------------------------------------------------------