Form 10-Q
period 1998-03-31
DAXOR CORP
filed 1998-05-22
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1998
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

               Yes   X                No
                    ---                  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                              OUTSTANDING AT MARCH 31, 1998
-------------------------                 -----------------------------
   COMMON STOCK                                    4,790,709
PAR VALUE: $.O1 per share

ITEM 1.   FINANCIAL STATEMENTS                                            PAGE

                  Consolidated Balance Sheets as at
                    March 31, 1998 and December 31, 1997                   F-1


                  Consolidated Statements of Operations for the
                    Three Months Ended March 31, 1998 and 1997             F-2


                  Consolidated Statements of Cash Flows for the
                    Three Months ended March 31, 1998 and 1997             F-3


                  Notes to Financial Statements                            F-4

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS [UNAUDITED]

                                                                  March 31,                        December 31,
                                                                    1998                              1997
                                                               ---------------------------------------------------


------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                             $     136,131                    $        60,768
Marketable Securities at Fair Value
March 31,1998 and  December 31,
1997. (Notes 1 and 2)                                               41,858,891                         40,347,085
Accounts receivable                                                    167,412                            173,098
Accounts receivable-Related parties                                    104,350                            104,350
Other current assets                                                   568,586                            215,090
Tax refunds receivable
                                                                         5,881                              5,881
                                                                 -------------                    ---------------

Total Current Assets                                                42,841,251                         40,906,272

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                                          125,815                            125,815
Leasehold improvements, furniture
and equipment                                                          714,863                            714,774
Laboratory equipment                                                   274,418                            274,418
                                                                 -------------                    ---------------
                                                                     1,115,096                          1,115,007
Less: Accumulated depreciation and amortization                        746,003                            730,503
                                                                 -------------                    ---------------
Net equipment and improvements                                         369,093                            384,504

Other Assets
                                                                        31,816                             31,816

Total Assets                                                       $43,242,160                      $  41,322,592
                                                                 =============                    ===============

------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                         $     559,739                     $      188,572
Loans payable (Notes 1 and 2)                                        1,244,204                          2,494,639

Other Liabilities
                                                                        14,913                             30,690
Deferred Taxes  (Note  1)                                            6,220,047                          5,690,967
                                                               ---------------                   ----------------
Total  Liabilities                                                   8,038,903                          8,404,868


SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,790,709 March 31,
1998 and 4,690,709  December 31, 1997
                                                                        53,097                             53,097
Additional Paid in capital                                           9,798,231                          8,579,803
Net unrealized holding gains
on available-for-sale securities (Note 1)                           12,074,209                         11,047,170
Retained earnings                                                   16,476,981                         16,713,436
Treasury stock                                                     (3,199,261)                        (3,475,782)
                                                               ---------------                   ----------------
Total Shareholders' Equity                                          35,203,257                         32,917,724

Total Liabilities and Shareholders' Equity                         $43,242,160                      $  41,322,592
                                                               ===============                   =================

See accompanying notes to consolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,


                                                                     1998                       1997
                                                                     ----                       ----
Revenues:
--------------------------------------------------------------------------------------------------------
Operating revenues                                                $   94,529                  $ 150,282
Dividend income                                                      495,280                    544,923
Gains  on sale of securities                                         235,716                    163,785
Gains (losses) on sale of options and commodities                          -                      5,620
                                                                ------------               ------------
Total Revenues                                                       825,525                    864,610
                                                                ------------               ------------
--------------------------------------------------------------------------------------------------------

Costs and expenses:
--------------------------------------------------------------------------------------------------------
Operations of Laboratories                                           150,729                    139,757
Selling, General, and Administrative                                 720,804                    387,155
Interest expense, net of interest income                             179,510                     18,482
                                                                ------------              -------------

Total Costs and Expenses                                           1,051,043                    545,394
                                                                ------------              -------------

Net Income  Before Income Taxes                                     (225,518)                   319,216

Provision for income taxes                                            14,000                     27,240
                                                                ------------              -------------

Net Income                                                         $(236,455)                 $ 291,976
                                                                ============              =============

Weighted Average Number of Shares Outstanding                      4,724,043                  4,709,709
                                                                ============              =============

Net Income  per Common Equivalent Share                         $      (0.05)               $      0.06
                                                                ============              =============

See accompanying notes to consolidated financial statements

==============================================================================

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

FOR THE THREE MONTHS ENDED MARCH 31,

                                                      1998                       1997
                                                      ----                       ----

Cash flows from operating activities:
Net income or (loss)                                $  (236,455)               $   291,976
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation equipment and
improvements                                             15,500                     16,250

(Gain) loss on sale of investments                     (235,716)                  (169,405)

Change in assets and liabilities:
(Increase) decrease in accounts receivable                5,686                    (11,151)
(Increase) decrease in accounts receivable-
                Related Parties                               -                     20,298
(Increase) decrease in other current assets            (353,496)                   (67,124)
(Increase) decrease in tax refunds receivable                 -                    148,020
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"              364,142                    (48,953)
                                                    ------------               ------------
Total adjustments                                      (203,884)                  (112,065)
                                                    ------------               ------------
Net cash used in/provided by operating activities      (440,339)                   179,911
                                                    ------------               ------------

Cah flows from investing activities:
Payment for purchase of equipment and
improvements                                                (89)                      (432)
Net cash provided or (used) in purchase
and sale of investments                                 262,020                    325,512
Net proceeds (repayments) of loans from
brokers used to purchase investments                 (1,250,435)                (1,236,292)
Proceeds from "short sales" not closed                    9,256                      5,322
Net cash provided by / (used in)

                                                    ------------               ------------
investing activities                                   (979,248)                  (905,890)
                                                    ------------               ------------

Cash flows from financing activities
Payment for purchase of treasury stock                        -                    (85,950)
Receipt from reissuance of treasury stock             1,494,950
Receipt of/(repayment of)- bank loan                          -                    800,000
                                                    ------------               ------------
Net cash provided by / (used in) financing
activities                                            1,494,950                    714,050
                                                    ------------               ------------
Net increase (decrease) in cash and
cash equivalents                                         75,363                    (11,929)

Cash and cash equivalents at beginning of year           60,768                    123,115
                                                    ------------               ------------
Cash and cash equivalents at end of period          $   136,131                $   111,186
                                                    ============               ============


See accompanying notes to financial statements

                                DAXOR CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31,1998, and December 31, 1997, the results of operations for the three months ended March 31,1998 and 1997 and cash flows for the three months ended March 31,1998 and 1997. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.


(1)  MARKETABLE SECURITIES

                  Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of March 31, 1998 and December 31, 1997 being increased approximately 77.63 % and 70.90 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.
         The following tables summarize the company's investments as of :


                                            March 31, 1998
                                            --------------

Type of security                     Cost                  Fair Value          Unrealized holding      Unrealized holding
----------------                     ----                  ----------          -------------------     ------------------
                                                                                  gains                  losses
                                                                                  -----                  ------

Equity                             $23,539,635              $41,832,766              $19,279,012           $   985,881

Debt                                    25,000                   26,125                    1,125                     0
                                   -----------              -----------              -----------           ------------


Total                              $23,564,635              $41,858,891              $19,280,137           $   985,881
                                   ===========              ===========              ===========           ===========


                                            December 31, 1997


Type of security                    Cost                  Fair Value          Unrealized holding      Unrealized holding
----------------                    ----                  ----------          -------------------     ------------------
                                                                                  gains                  losses
                                                                                  -----                  ------

Equity                             $23,583,948              $40,320,610              $18,450,502            $1,713,840

Debt                                    25,000                   26,475                    1,475                     0
                                   -----------              -----------              -----------           ------------


Total                              $23,608,948              $40,347,085              $18,451,977            $1,713,840
                                   ===========              ===========              ===========            ==========



         At March 31, 1998 the securities held by the Company had a market value of $41,858,891 and a cost basis of $23,564,635 resulting in a net unrealized gain of $ 18,294,256 or 77.63% of cost.

         At December 31, 1997 the securities held by the Company had a market value of $40,347,085 and a cost basis of $23,608,948 resulting in a net unrealized gain of $16,738,137 or 70.90% of cost.

         At March 31, 1997 and December 31, 1996 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value .

(2) LOANS PAYABLE

         As at March 31, 1998 and December 31, 1997, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company.
The loans bear interest at approximately 7.5%.

         Short term margin debt due to brokers ,secured by the Companies marketable securities, totaled $244,204 at March 31, 1998 and $1,494,639 at December 31, 1997

Part II OTHER INFORMATION

Item 1.
Legal Proceedings

         As previously reported, Daxor Corporation, (through its separately licensed divisions), has been involved in various proceedings with the New York State Department of Health relating to its licenses to operate clinical laboratories, its blood bank and semen bank. The following is a summary of recent activity in these matters in the first quarter ended March 31, 1998. Litigation in which there was no activity has been described in previous filings:


 1. Vladimir v. Feldschuh Daxor Corp & Gelb (Client/ Case No. 133981-901). In 1992, Daxor received a preliminary proposal for a partial take over of the Daxor Corporation at $20.00 per share. At the time of the offer, Daxor had not yet received clearance from the FDA for its Blood Volume Analyzer, or received its complete patents for the blood volume analysis system. The Resimmo Company was a privately held European Corporation. The take over offer was withdrawn several weeks after it was made. A class action suit was instituted against Daxor as part of the failed proposed partial take over. Daxor management always considered this suit frivolous. Daxor accepted the offer of the plaintiffs to withdraw and agreed not to counter-sue on March 18, 1998.

 2. Daxor Corp., et al. v. Linden, et al (United States District Court, Southern District, Case No.95 Civ. 7847 (KTD)). Daxor instituted a $100 million anti-trust suit, Racketeering Influenced Corrupt Organizations Act and an action pursuant to 42 UDC 1983 for violations of its civil rights against the New York Blood Center and certain New York State Department of Health employees. Federal Judge Kevin Duffy ruled against Daxor in its Rico/Anti-Trust action against employees of the New York State Department of Health and the New York Blood Center. The Corporation is appealing this decision because it was not afforded an opportunity to present its evidence.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 2.

RESULTS OF OPERATIONS


Three months ended March 31, 1998 as compared with three months ended March 31, 1997.

         For the three months ended March 31, 1998, total revenues were $825,525, down from $864,610 in 1997. Operating revenues were $94,529 in 1998 down from $150,282 in 1997. Dividend income was $495,280 with a net interest expense of $179,510, as compared to dividend income of $544,923 with a net interest expense of $18,482 in 1997. In 1998, the Company had a net loss of $236,455 before income taxes versus a gain of $291,976 before income taxes in 1997. Operating revenues have been sharply decreased because of legal actions against Idant Laboratory's semen and blood banking facilities here in New York State. The Company has not yet received any income from the Blood Volume Analyzer, which is in the process of being introduced to hospitals. The Company has been unable to take new clients in its sperm bank or blood bank, but has been able to maintain its current clients. On April 26, 1997 the Company received accreditation from the American Association of Tissue Banks (AATB). The Company became the only sperm banking organization in New York State to receive this accreditation, and the sixth within the United States. The Company has a $55 million action in the Court of Claims against New York State Department of Health for discriminatory treatment. The case examines the treatment of the New York Blood Center by the New York State Department of Health as compared to the treatment of Idant by the New York State Department of Health. Two managers of the New York Blood Center were sentenced to prison terms in December 1997 by a Federal Court on charges of conspiring to tamper with tests to screen blood for the AIDS virus and other infectious diseases as a way of taking shortcuts. The Company's operating losses are due to actions by Department of Health officials that are opposed to the concept of individuals having the right to store their own blood. The Company is considering moving its semen banking operations out of the State and discontinuing its blood banking operations. The Company expects that as the Blood Volume Analyzer sales increase, the relative significance from blood banking and semen banking services will diminish. Negotiations are taking place between Daxor and the New York State Department of Health to end the current lawsuits. At one time, the Company had planned to develop a manufacturing site for the injection kit for the Blood Volume Analyzer within the State. At the present time, this facility is planned for another State.


LIQUIDITY AND CAPITAL RESOURCES

                  At March 31, 1998 the Company had total assets of $43,242,160 and total liabilities of $8,038,903 with shareholders' equity of $35,203,257. The Company has a net pre-taxed unrealized gain of $18,294,256 and $ 12,074,209 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $41,858,891 with short-term loans of $1,244,204 with 4,790,709 shares outstanding.

                  The Company has a 5 year agreement with Oxford N.M.G., of Oak Ridge, Tennessee to produce the Blood Volume Analyzer. The Company signed a preliminary agreement with Wellport Inc. of Rochester, New York to fabricate the Blood Volume Analyzer kit. The Company is currently in negotiation with a radio-pharmaceutical company to dispense the kit.

                  The Company has adequate resources for the marketing of its Blood Volume Analyzer and the liquid capital to sustain its blood bank. If the Company were to expand its blood banking operations on a full scale, nation-wide basis, it would require additional capital. The Company's financial reserves have played an essential role in sustaining the company during its legal battles to provide frozen blood banking services to the public. The Company has sustained a large loss of revenues and profits as results of the actions taken against it by members of the New York Health Department and the anti-trust actions of the New York Blood Center. The Company cannot predict the ultimate outcome of its Federal RICO anti-trust suit against the Health Department and the New York Blood Center. The Company plans to focus its financial reserves primarily on developing and marketing the Blood Volume Analyzer.

                  The Company did not file any reports on form 8-K during the first three months of 1998.


               The Company filed a Form S-3 on March 18, 1998 for 100,000 shares.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                DAXOR CORPORATION
                                -----------------
                                  (Registrant)




DATE: May 21, 1998                       /s/ JOSEPH FELDSCHUH, M.D.
------------------                      ---------------------------------------
                                             JOSEPH FELDSCHUH, M.D.
                                             President


DATE: May 21, 1998                       /s/ ROBERT ROSENTHAL, M.D.
------------------                      ---------------------------------------
                                             ROBERT ROSENTHAL, M.D.
                                             Vice President



DATE: May 21, 1998                       /s/ OCTAVIA ATANASIU
------------------                      ---------------------------------------
                                             OCTAVIA ATANASIU
                                             Treasurer


DATE: May 21, 1998                       /s/ VIRGINIA FITZPATRICK
------------------                      ---------------------------------------
                                             VIRGINIA FITZPATRICK
                                             Secretary