Form 10-Q
period 1998-06-30
DAXOR CORP
filed 1998-08-19
CIK 27367

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

              --------------------------------------------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                                    of the
                            Securities Act of 1934

                        FOR QUARTER ENDED JUNE 30, 1998
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

               Yes   X                No
                  ------                ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                                   OUTSTANDING AT JUNE  30, 1998
-------------------                           -----------------------------
   COMMON STOCK                                         4,790,709
PAR VALUE: $.O1 per share

ITEM 1.   FINANCIAL STATEMENTS                                        PAGE
          ----------------------------------------------------------------

                  Consolidated Balance Sheets as at
                  June 30, 1998 and December 31, 1997                  F-1


                  Consolidated Statements of Operations for the
                   Three and Six Months Ended June 30, 1998 and 1997   F-2

                  Consolidated Statements of Cash Flows for the
                  Six Months ended June 30, 1998 and 1997              F-3

                  Notes to Financial Statements                        F-4

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS
[UNAUDITED]


                                                                              June 30,                       December 31,
                                                                                1998                             1997
                                                                                ----                             ----

ASSETS

------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                           $112,628                         $60,768
Marketable Securities at Fair Value
June 30, 1998 and December 31,
1997. (Notes 1 and 2)                                                        41,034,130                      40,347,085
Accounts receivable                                                             160,483                         173,098
Accounts receivable-Related parties                                              75,979                         104,350
Other current assets                                                            258,862                         215,090
Tax refunds receivable                                                            5,881                           5,881
                                                                       -----------------             -------------------

Total Current Assets                                                         41,647,963                      40,906,272

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                                                   125,815                         125,815
Leasehold improvements, furniture
and equipment                                                                   714,863                         714,774
Laboratory equipment                                                            274,418                         274,418
                                                                       -----------------             -------------------
                                                                              1,115,096                       1,115,007
Less: Accumulated depreciation and amortiation                                  761,503                         730,503
                                                                       -----------------             -------------------
Net equipment and improvements                                                  353,593                         384,504

Other Assets                                                                     31,816                          31,816

Total Assets                                                                $42,033,372                     $41,322,592


LIABILITIES AND SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                       $115,454                        $188,572
Loans payable (Notes 1 and 2)                                                 1,206,326                       2,494,639
Other Liabilities                                                                 6,110                          30,690
Deferred Taxes  (Note  1)                                                     5,957,000                       5,690,967
                                                                       -----------------             -------------------
Total Liabilities                                                             7,284,890                       8,404,868


SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,790,709 June 30,
1998 and 4,690,709 December 31, 1997                                             53,097                          53,097
Additional Paid in capital                                                    9,798,231                       8,579,803
Net unrealized holding gains
on available-for-sale securities (Note 1)                                    11,563,586                      11,047,170
Retained earnings                                                            16,532,829                      16,713,436
Treasury stock                                                               (3,199,261)                     (3,475,782)
                                                                       -----------------             -------------------
Total Shareholders' Equity                                                   34,748,482                      32,917,724

Total Liabilities and Shareholders' Equity                                  $42,033,372                     $41,322,592
                                                                       =================             ===================

See accompanying notes to consolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------
(UNAUDITED)
-----------
THREE AND SIX MONTHS ENDED


                                                                      JUNE 30,                       JUNE 30,

                                                               1998             1997           1998            1997
                                                               ----             ----           ----            ----

REVENUES:

-------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                 $90,613       $144,733        $185,142       $295,015
Dividend income                                                    529,045        525,689       1,024,325      1,070,612
Gains (losses) on sale
of securities                                                      114,148         38,300         349,864        202,085
Gains (losses) on sale
of options and commodities                                              --         (1,287)             --          4,333
                                                                ----------      ---------      ----------   -------------

Total Revenues                                                     733,806        707,435       1,559,331      1,572,045
                                                                ----------      ---------      ----------   -------------


COSTS AND EXPENSES
-------------------------------------------------------------------------------------------------------------------------
Operations of Laboratories                                         262,747        151,308         413,476        291,065
Selling, General, and
Administrative                                                     173,970        482,527         891,711        869,682
Interest expense, net of
interest income                                                    241,245         30,079         420,755         48,561
                                                                ----------      ---------      ----------   ------------

Total Costs and Expenses                                           677,962        663,914       1,725,942      1,209,308
                                                                ----------      ---------      ----------   ------------

Net Income (Loss) Before Income
Taxes                                                               55,844         43,521        (166,611)       362,737

Provision for income taxes                                              --          5,980          14,000         33,220
                                                                ----------      ---------      ----------   ------------

Net Income (Loss)                                                  $55,844        $37,541       $(180,611)      $329,517
                                                                ==========      =========      ==========   ============

Weighted Average Number of Shares
Outstanding                                                      4,696,376      4,696,376       4,757,376      4,703,043

Net Income of (Loss) per Common Equivalent
Share                                                                $0.01          $0.01          $(0.04)         $0.07
                                                                ==========      =========      ==========   ============

See accompanying notes to financial statements

---------------------------------------------------------

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED


                                                                             JUNE 30,                    JUNE 30,
                                                                               1998                        1997
                                                                               ----                        ----
--------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------
Net income or (loss)                                                           $(180,611)                    $329,517
                                                                          ----------------            ----------------
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:

Depreciation equipment and improvements                                           31,000                       32,500
(Gain) loss on sale of investments                                              (349,864)                    (206,418)
Change in assets and liabilities:

(Increase) decrease in accounts receivable                                        12,615                      (13,036)
(Increase) decrease in accounts receivable-
                Related Parties                                                   28,371                       19,553
(Increase) decrease in other current assets                                      (43,772)                       5,503
(Increase) decrease in tax refunds receivable                                         --                      148,020
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                                       (87,469)                     (45,439)
                                                                          ----------------            ----------------

Total adjustments                                                               (409,119)                     (59,317)
                                                                          ----------------            ----------------

Net cash provided by or (used in) operating activities                          (589,730)                     270,200
                                                                          ----------------            ----------------

--------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------------------
Payment for purchase of equipment and
improvements                                                                         (89)                        (432)
Net cash provided or (used) in purchase
and sale of investments                                                          433,089                      344,629
Net proceeds (repayments) of loans from
brokers used to purchase investments                                          (1,288,313)                   1,088,725
Proceeds from "short sales" not closed                                             1,953                          888
                                                                          ----------------            ----------------
Net cash provided by or (used in) investing activities                          (853,360)                   1,433,810
                                                                          ----------------            ----------------

--------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------
Dividends paid                                                                        --                   (2,353,755)
Receipt of/(repayment of)- bank loan                                                  --                      800,000
Payment for purchase of treasury stock                                                --                     (204,100)
Receipt from reissuance of treasury stock                                      1,494,950                           --

Net cash provided by or (used in) financing activities                         1,494,950                   (1,757,855)
                                                                          ----------------            ----------------

Net increase (decrease) in cash and cash equivalents                              51,860                      (53,845)
Cash and cash equivalents at beginning of year                                    60,768                      123,115
                                                                          ----------------            ----------------

Cash and cash equivalents at end of period                                      $112,628                      $69,270
                                                                          ================            ================


See accompanying notes to financial statements

                               DAXOR CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997


         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30,1998, and December 31, 1997, the results of operations for the three and six months ended June 30,1998 and 1997 and cash flows for the six months ended June 30,1998 and 1997. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

(1)  MARKETABLE SECURITIES

                  Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of June 30, 1998 and December 31, 1997 being increased approximately 74.52% and 70.90% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

         The following tables summarize the company's investments as of :

                                            June 30, 1998

Type of security                 Cost                  Fair Value          Unrealized holding           Unrealized
----------------                 ----                  ----------          -------------------          ----------
                                                                                  gains               holding losses
                                                                                  -----               --------------
Equity                           $23,488,544            $41,008,180               $18,460,777               $  941,141

Debt                                  25,000                 25,950                       950                        0
                                 -----------            -----------               -----------               ----------

Total                            $23,513,544            $41,034,130               $18,461,727               $  941,141
                                 ===========            ===========               ===========               ==========


                                            December 31, 1997

Type of security                 Cost                  Fair Value          Unrealized holding          Unrealized
----------------                 ----                  ----------          -------------------         ----------
                                                                                  gains              holding losses
                                                                                  -----              --------------
Equity                           $23,583,948            $40,320,610               $18,450,502               $1,713,840

Debt                                  25,000                 26,475                     1,475                        0
                                 -----------            -----------               -----------               ----------

Total                            $23,608,948            $40,347,085               $18,451,977               $1,713,840
                                 ===========            ===========               ===========               ==========


         At June 30, 1998 the securities held by the Company had a market value of $41,034,130 and a cost basis of $23,513,544 resulting in a net unrealized gain of $ 17,520,586 or 74.52% of cost.
         At December 31, 1997 the securities held by the Company had a market value of $40,347,085 and a cost basis of $23,608,948 resulting in a net unrealized gain of $16,738,137 or 70.90% of cost.
         At June 30, 1997 and December 31, 1996 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  LOANS PAYABLE

         As at June 30, 1998 and December 31, 1997, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company.
The loans bear interest at approximately 7.5%.

         Short term margin debt due to brokers ,secured by the Companies marketable securities, totaled $206,326 at June 30, 1998 and $1,494,639 at December 31, 1997

Part II OTHER INFORMATION

Item 1.
------
Legal Proceedings
-----------------

         As previously reported, Daxor Corporation, (through its separately licensed divisions), has been involved in various proceedings with the New York State Department of Health relating to its licenses to operate clinical laboratories, its blood bank and semen bank. There has been no new ligitation in the Second Quarter of 1998. The Company is currently engaged in negotiations with the New York State Department of Health that may result in a settlement of outstanding issues.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.
-------
RESULTS OF OPERATIONS
---------------------

Six months ended June 30, 1998 as compared with six months ended June 30, 1997.

         For the six months ended June 30, 1998, total revenues were $1,559,331, down from $1,572,045 in 1997. Operating revenues were $185,142 in
1998 down from $295,015 in 1997. Dividend income was $1,024,325 with a net interest expense of $420,755, as compared to dividend income of $1,070,612 with a net interest expense of $48,561 in 1997. In 1998, the Company had a net loss of $166,611 before income taxes versus a gain of $362,737 before income taxes in 1997. Operating revenues have been sharply decreased because of legal actions against Idant Laboratory's semen and blood banking facilities here in New York State. The Company has not yet received any income from the Blood Volume Analyzer, which is in the process of being introduced to hospitals. The Company has been unable to take new clients in its sperm bank or blood bank, but has been able to maintain its current clients. On April 26, 1997 the Company received accreditation from the American Association of Tissue Banks
(AATB). The Company became the only sperm banking organization in New York State to receive this accreditation, and the sixth within the United States. The Company's operating losses are due to actions by New York Department of Health officials. The Company currently has Letters of Intent from ten major teaching hospitals to test the Blood Volume Analyzer. The Company expects that as the Blood Volume Analyzer sales increase, the relative significance from blood banking and semen banking services will diminish. Negotiations are taking place between Daxor and the New York State Department of Health to end the current lawsuits which may reopen these facilities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  At June 30, 1998 the Company had total assets of $42,033,372 and total liabilities of $7,284,890 with shareholders' equity of $34,748,482. The Company has a net pre-taxed unrealized gain of $17,520,586 and $ 11,563,586 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $41,034,130 with short-term loans of $1,206,326 with 4,790,709 shares outstanding.

                  The Company has a 5 year agreement with Oxford N.M.G., of Oak Ridge, Tennessee to produce the Blood Volume Analyzer. The Company is currently in negotiations to acquire the assets of Wellport, Inc. of Rochester, NY. Wellport has been the manufacturer which has fabricated the patented Blood Volume Analyzer injection kit. The Company is currently in negotiation with a radio-pharmaceutical company to dispense the kit.

                  The Company has adequate resources for the marketing of its Blood Volume Analyzer and the liquid capital to sustain its blood bank. If the Company were to expand its blood banking operations on a full scale, nation-wide basis, it would require additional capital. The Company's financial reserves have played an essential role in sustaining the company during its legal battles to provide frozen blood banking services to the public. The Company has sustained a large loss of revenues and profits as results of the actions taken against it by members of the New York State Department of Health. The Company plans to focus its financial reserves primarily on developing and marketing the Blood Volume Analyzer.

                  The Company did not file any reports on form 8-K during the first six months of 1998.

The Company has initiated a contract for a new computer system to be installed in the next 90 days to avoid any year 2000 computer problems.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DAXOR CORPORATION
                               -----------------
                                 (Registrant)

DATE: August 14, 1998                       /s/ Joseph Feldschuh, M.D.
                                                ----------------------
                                                JOSEPH FELDSCHUH, M.D.
                                                President

DATE: August 14, 1998                       /s/ Robert Rosenthal, M.D.
                                               -----------------------
                                                ROBERT ROSENTHAL, M.D.
                                                Vice President

DATE: August 14, 1998                       /s/ Octavia Atanasiu
                                               -----------------------
                                                OCTAVIA ATANASIU
                                                Treasurer

DATE: August 14, 1998                       /s/ Virginia Fitzpatrick
                                               -----------------------
                                               VIRGINIA FITZPATRICK
                                               Secretary