Form 10-Q
period 1998-09-30
DAXOR CORP
filed 1998-11-13
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1998
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

               Yes   X         No
                  -------        --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                               OUTSTANDING AT SEPTEMBER 30, 1998
---------------------------------------------------------------------
COMMON STOCK
PAR VALUE: $.O1 per share                       4,760,709

PART I.   FINANCIAL INFORMATION
          ---------------------


ITEM 1.   FINANCIAL STATEMENTS                                              PAGE
          ----------------------------------------------------------------------

            Consolidated Balance Sheets as at
                     September 30, 1998 and December 31, 1997                F-1


            Consolidated Statements of Operations for the
                     Three and Nine Months ended September 30, 1998
                     and 1997                                                F-2


            Consolidated Statements of Cash Flows for the
                     Nine Months ended September 30, 1998 and 1997           F-3


            Notes to Financial Statements                                    F-4

                               DAXOR CORPORATION
                    CONSOLIDATED BALANCE SHEETS [UNAUDITED]


                                                                               September 30,                 December 31,
                                                                                  1998                          1997
                                                                                  ----                          ----
ASSETS
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                       $     89,686                  $     60,768
Marketable Securities at Fair Value
September 30, 1998 and  December 31,
1997. (Notes 1 and 2)                                                        42,184,210                     40,347,085
Accounts receivable                                                             158,710                        173,098
Accounts receivable-Related parties                                              75,979                        104,350
Other current assets                                                            243,287                        215,090
Tax refunds receivable                                                            5,881                          5,881
                                                                           ------------                  -------------

Total Current Assets                                                         42,757,753                     40,906,272

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                                                   125,815                        125,815
Leasehold improvements, furniture
and equipment                                                                   767,191                        714,774
Laboratory equipment                                                            274,418                        274,418
                                                                           ------------                  -------------
                                                                              1,167,424                      1,115,007
Less: Accumulated depreciation and amortization                                 777,003                        730,503
                                                                           ------------                  --------------
Net equipment and improvements                                                  390,421                        384,504

Other Assets                                                                     31,816                         31,816
                                                                           ------------                  -------------

Total Assets                                                               $ 43,179,990                  $ 41,322,592
                                                                           ============                  =============
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   $     46,470                  $     188,572
Loans payable (Notes 1 and 2)                                                 1,659,481                      2,494,639
Other Liabilities                                                                11,336                         30,690
Deferred Taxes  (Note 1)                                                      6,337,503                      5,690,967
                                                                           ------------                  -------------
Total  Liabilities                                                            8,054,790                      8,404,868


SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,760,709 September 30,
1998 and 4,690,709  December 31, 1997                                            53,097                         53,097
Additional Paid in capital                                                    9,798,232                      8,579,803
Net unrealized holding gains
on available-for-sale securities (Note 1)                                    12,302,210                     11,047,170
Retained earnings                                                            16,532,422                     16,713,436
Treasury stock                                                               (3,560,761)                    (3,475,782)
                                                                           ------------                  -------------
Total Shareholders' Equity                                                   35,125,200                     32,917,724

Total Liabilities and Shareholders' Equity                                 $ 43,179,990                  $  41,322,592
                                                                           ============                  =============

See accompanying notes to consolidated financial statements

                               DAXOR CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  September 30,                 September 30,

                                                                    1998           1997        1998          1997
                                                                    ----           ----        ----          ----
REVENUES:
---------------------------------------------------------------------------------------------------------------------
Operating revenues                                              $   74,161    $  125,882    $  259,303    $  420,897
Dividend income                                                    451,323       540,781     1,475,648     1,611,393
Gains (losses) on sale
of securities                                                        3,505       381,656       353,369       583,741
Gains (losses) on sale
of options and commodities                                              --         4,446            --         8,779
                                                                ----------    ----------    ----------    ----------
Total Revenues                                                     528,989     1,052,765     2,088,320     2,624,810
                                                                ----------    ----------    ----------    ----------
---------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Operations of Laboratories                                         203,347       352,578       616,823       643,643
Selling, General, and
Administrative                                                     299,340       145,020     1,191,051     1,014,702
Interest expense, net of
interest income                                                     26,709        65,814       447,464       114,375
                                                                ----------    ----------    ----------    ----------

Total Costs and Expenses                                           529,396       563,412     2,255,338     1,772,720
                                                                ----------    ----------    ----------    ----------

Net Income (Loss) Before Income
Taxes                                                                 (407)      489,353      (167,018)      852,090

Provision for income taxes                                              --        57,607        14,000        90,827
                                                                ----------    ----------    ----------    ----------

Net Income (Loss)                                               $     (407)   $  431,746    $ (181,018)   $  761,263
                                                                ==========    ==========    ==========    ==========

Weighted Average Number of Shares
Outstanding                                                      4,780,709     4,469,709     4,765,153     4,698,932

Net Income of (Loss) per Common Equivalent
Share                                                           $       --    $     0.09    $    (0.04)   $     0.16
                                                                ==========    ==========    ==========    ==========

See accompanying notes to financial statements

                                      F-2
-------------------------------------------------------------------------------

                               DAXOR CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           FOR THE NINE MONTHS ENDED


                                                                       September 30,       September 30,
                                                                          1998                  1997
                                                                          ----                  ----
------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income or (loss)                                             $     (181,018)           $       761,263
                                                                 --------------            ---------------
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation equipment and improvements                                 46,500                     48,750
(Gain) loss on sale of investments                                    (353,369)                  (595,520)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                              14,388                      8,249
(Increase) decrease in accounts receivable-
           Related Parties                                              28,371                     19,553
(Increase) decrease in other current assets                            (28,197)                    65,905
(Increase) decrease in tax refunds receivable                               --                    148,020
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                            (150,627)                   (58,045)
                                                                 --------------            ---------------

Total adjustments                                                     (442,934)                  (363,088)
                                                                 --------------            ---------------

Net cash provided by or (used in) operating activities                (623,952)                   398,175
                                                                 --------------            ---------------
-------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Payment for purchase of equipment and
improvements                                                           (52,417)                      (432)
Net cash provided or (used) in purchase
and sale of investments                                                399,813                  1,114,657
Net proceeds (repayments) of loans from
brokers used to purchase investments                                  (835,158)                   152,101
Proceeds from "short sales" not closed                                   7,179                      4,585
                                                                 --------------            ---------------
Net cash provided by or (used in) investing activities                (480,583)                 1,270,911
                                                                                           ---------------
-------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Dividends paid                                                              --                 (2,353,755)
Receipt of/(repayment of)- bank loan                                        --                    800,000
Payment for purchase of treasury stock                                (361,500)                  (204,100)
Receipt from reissuance of treasury stock                            1,494,950
                                                                 --------------            ---------------

Net cash provided by or (used in) financing activities               1,133,450                 (1,757,855)
                                                                 --------------            ---------------

Net increase (decrease) in cash and cash equivalents                    28,915                    (88,769)
Cash and cash equivalents at beginning of year                          60,768                    123,115
                                                                 --------------            ---------------

Cash and cash equivalents at end of period                       $      89,683             $       34,346
                                                                 ==============            ===============


See accompanying notes to financial statements

                               DAXOR CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30,1998, and December 31, 1997, the results of operations for the three and nine months ended September 30,1998 and 1997 and cash flows for the nine months ended September 30,1998 and 1997. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.


(1)  MARKETABLE SECURITIES

                  Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of September 30, 1998 and December 31, 1997 being increased approximately 79.17 % and 70.90 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.
         The following tables summarize the company's investments as of:

                                      September 30, 1998
                                      -------------------

                                                                              Unrealized               Unrealized
Type of security                 Cost                  Fair Value            holding gains           holding losses
----------------                 ----                  ----------           --------------           --------------
Equity                     $23,519,497                $42,158,735              $19,528,209           $   888,971

Debt                            25,000                     25,475                      475                     0
                           -----------                -----------              -----------           -----------

Total                      $23,544,497                $42,184,210              $19,528,684           $   888,971
                           ===========                ===========              ===========           ===========


                                      December 31, 1997
                                      -----------------


                                                                              Unrealized               Unrealized
Type of security                 Cost                  Fair Value            holding gains           holding losses
----------------                 ----                  ----------           --------------           --------------
Equity                     $23,583,948                $40,320,610              $18,450,502           $ 1,713,840

Debt                            25,000                     26,475                    1,475                     0
                           -----------                -----------              -----------           -----------

Total                      $23,608,948                $40,347,085              $18,451,977            $1,713,840
                           ===========                ===========              ===========           ===========

         At September 30, 1998 the securities held by the Company had a market value of $42,184,210 and a cost basis of $23,544,497 resulting in a net unrealized gain of $ 18,639,713 or 79.17% of cost.
         At December 31, 1997 the securities held by the Company had a market value of $40,347,085 and a cost basis of $23,608,948 resulting in a net unrealized gain of $16,738,137 or 70.90% of cost.
         At September 30, 1997 and December 31, 1996 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  LOANS PAYABLE
         As at September 30, 1998 and December 31, 1997, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 7.5%.

         Short term margin debt due to brokers ,secured by the Companies marketable securities, totaled $659,481 at September 30, 1998 and $1,494,639 at December 31, 1997

Part II OTHER INFORMATION
-------------------------

Item 1.
-------
Legal Proceedings
-----------------

         As reported in previous filings, Daxor Corporation, (through its separately licensed divisions), has been involved in various proceedings with the New York State Department of Health relating to its licenses to operate clinical laboratories, its blood bank and semen bank. During the past 15 months the Company has engaged in negotiations to end these legal proceedings and to re-open Daxor's Idant semen and blood banking facilities, which have operated in a limited capacity and were unable to take new clients. An agreement was signed on November 3, 1998 to end all current litigation between Daxor Corporation and the New York State Department of Health. The agreement calls for the establishment of a separate wholly-owned subsidiary, Scientific Medical Systems, with a separate Board of Directors, for the operation of Daxor's New York semen bank and long term frozen storage blood bank. The Board of Directors of the subsidiary were appointed by Daxor's Board of Directors and approved by the New York State Department of Health. New Directors were appointed by the subsidiary Board to direct the semen bank and blood bank. The subsidiary will function only within New York State. Daxor's Idant Laboratories semen bank is the only semen bank in the State of New York accredited by the American Association of Tissue Banks (AATB). The agreement also includes the dropping of anti-trust litigation against the New York Blood Center, which was included as part of the legal actions against the New York State Department of Health. Daxor retains the right to file a separate suit against the New York Blood Center. The Company also expects to enter an agreement to end its lawsuit against the K-III Corporation.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 2.
-------
RESULTS OF OPERATIONS
---------------------

Nine months ended September 30, 1998 as compared with nine months ended
-----------------------------------------------------------------------
September 30, 1997.
-------------------

         For the nine months ended September 30, 1998, total revenues were $2,088,320 down from $2,624,810 in 1997. Operating revenues were $259,303 in 1998 down from $420,897 in 1997. Dividend income was $1,475,648 with a net interest expense of $447,464, as compared to dividend income of $1,611,393 with a net interest expense of $114,375 in 1997. In 1998, the Company had a net loss of $167,018 before income taxes versus a gain of $852,090 before income taxes in 1997. Operating revenues have been sharply decreased because of legal actions against Idant Laboratory's semen and blood banking facilities here in New York State. Some of these actions date back almost ten years. During the past three years the Company's revenues from laboratory and blood banking operations have been severely reduced because of these actions. The Company filed various suits in both State and Federal court against Department of Health officials. On November 3, 1998 Daxor and the Department of Health signed an agreement which will lead to the re-opening of the Daxor facilities under a separate subsidiary. The Company anticipates that this will increase revenue from these sources. The Company has not yet received any income from the Blood Volume Analyzer, which is in the process of being introduced to hospitals. The Company currently has Letters of Intent from ten major teaching hospitals to test the Blood Volume Analyzer. The Company expects that as the Blood Volume Analyzer sales increase, the relative significance from semen banking services will diminish. The company may expand its blood banking operations into states outside of New York.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  At September 30, 1998 the Company had total assets of $43,179,990 and total liabilities of $8,054,790 with shareholders' equity of $35,125,200. The Company has a net pre-taxed gain of $18,639,713 and $12,302,210 of net after tax unrealized capital losses on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $42,184,210 with short-term loans of $1,659,481 with 4,760,709 shares outstanding.

                  The Company acquired the assets of Wellport, Inc. of Rochester, NY. Wellport has been the manufacturer which has fabricated the patented Blood Volume Analyzer injection syringe. Mr. Daniel Wellington, President of Wellport, was appointed a Vice-President of Daxor Corporation. The Company is currently in negotiation with a radio-pharmaceutical company to dispense the kit.

                  The Company has adequate resources for the marketing of its Blood Volume Analyzer and the liquid capital to sustain its blood bank. If the Company were to expand its blood banking operations on a full scale, nation-wide basis, it would require additional capital. The Company's financial reserves have played an essential role in sustaining the company during its legal battles to provide frozen blood banking services to the public. The Company has sustained a large loss of revenues and profits as a result of its conflicts with the New York State Department of Health. The Company's immediate main focus will be on developing and marketing the Blood Volume Analyzer. The Company is considering expanding its blood banking operations outside of New York State.

                  The Company did not file any reports on form 8-K during the first nine months of 1998.

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



                               DAXOR CORPORATION
                               -----------------
                                  (Registrant)




DATE: November 12, 1998                       /s/
-----------------------                          ------------------------------
                                                 JOSEPH FELDSCHUH, M.D.
                                                 President


DATE: November 12, 1998                       /s/
-----------------------                          ------------------------------
                                                 ROBERT ROSENTHAL, M.D.
                                                 Vice President


DATE: November 12, 1998                       /s/
-----------------------                          ------------------------------
                                                 OCTAVIA ATANASIU
                                                 Treasurer

DATE: November 12, 1998                       /s/
-----------------------                          ------------------------------
                                                 VIRGINIA FITZPATRICK
                                                 Secretary