Form 10-K
period 1998-12-31
DAXOR CORP
filed 1999-03-31
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED                                COMMISSION FILE NUMBER
  December 31, 1998                                              0-12248

                                Daxor Corporation
             (Exact name of Registrant as specified in its charter)

         New York                                         13-2682108
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

                         Yes (X)                     No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of March 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 23,837,700. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $ 15.00.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 24, 1999: 4,752,709 shares.


Documents incorporated by reference: The information required by Part III is incorporated by reference from the proxy statement for the 1998 Annual Meeting of Shareholders.

PART I.

Item 1.  Business

The Daxor Corporation (the "Company") was formed to develop cryopreservation technology for the freezing techniques of human semen. The Company's Idant Laboratory division ("Idant") was the first human semen bank developed in the United States for general public use. In 1985, the Company initiated the development of an instrument for the measurement of the total amount of blood in the human body, the Blood Volume Analyzer (BVA-100). In 1985, Idant also developed the first autologous blood bank in the United States where individuals could store their own blood. The company in 1998 received marketing clearance from the FDA to market its Blood Volume Analyzer. The Company began beta testing of the Blood Volume Analyzer in hospitals in October 1998. Beta testing permits hospitals to undergo an evaluation process in a multitude of clinical situations. Measurement of human blood volume requires use of a patented kit injection system, which required separate FDA clearance. In 1998 the company acquired the assets of The Rochester New York Wellport Corporation for manufacturing of the syringe kit. Beta-testing of the BVA-100 in hospitals began in October 1998.

Measurement of Human Blood Volume

The Company received the first U.S. patent for a semi-automated instrument to measure human blood volume in 1991. In March 1996, the Company received a patent for a quantitative injection kit to be used in conjunction with the instrument. The injection kit permits a quantitative injection with a precision of 99.8%. Measurement of human blood volume has been available for forty years, but has required four to eight hours of highly precise preparation and technician time for a result to be obtained. Because of this, precise blood volume measurements have been infrequently performed outside of research situations. The Company's Blood Volume Analyzer permits accurate blood volumes to be obtained within eighteen to thirty-five minutes. In September 1997, the Company received clearance from the FDA to market its Blood Volume Analyzer, and in January 1998, the Company received clearance from the FDA to market the associated injection kit. The disposable injection kit is essential to the rapid performance of blood volume analysis.

The ability to accurately measure the quantity or volume of blood in an individual would be expected to be particularly useful in surgical situations. The standard methods of estimating the amount of blood within an individual are the hematocrit or hemoglobin. These tests actually measure the thickness, or quantity, of red blood cells in an individual's blood rather than the blood volume itself. Blood is composed of cells, primarily red cells for carrying oxygen, white cells for fighting infections, and platelets, small cells used for clotting purposes. The remainder of the blood is called the plasma, which is primarily water. In the plasma are suspended cells with various clotting factors and special blood proteins. When an individual bleeds, the body will attempt to maintain the same total blood volume by the transfer of water from other parts of the body into the circulatory system. This process causes a thinning of the blood called anemia. The thinning process may take hours or many days to occur or may never occur completely.

The more rapid the blood loss, the less likely the hematocrit will reflect the true picture of the patient's blood volume. For example, an individual who has just donated a pint of blood (usually over a 6-10 minute period) obviously has one pint less blood at the end of the donation than at the beginning. Yet a hematocrit measurement at the beginning and at the end of the donation may be almost unchanged, therefore giving no indication that the individual has just lost a pint of blood. Surgery is a situation in which individuals lose relatively large quantities of blood in a short time. Despite infusion of saline (salt water) and other blood substitutes, the hematocrit is frequently very misleading at the end of surgery as to the quantity of blood lost. Patients may have lost 25 to 35 percent more blood than estimated from hematocrit measurement and the weighing of blood-soaked sponges. Patients losing more than 3 pints may have circulatory collapse when undergoing anesthesia. Even the loss of 1-2 pints of blood in an individual with heart disease may have serious consequences.

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

The instrument is also useful in a number of non-emergency medical situations such as hypertension (high blood pressure). There is an estimated more than 30 million Americans who are treated for hypertension. Hypertension is caused by two variables. This is either too much blood or fluid retention within the circulation or too much vasoconstriction (tightening of the blood vessels). There are two major categories of drugs used to treat hypertension. These are diuretics, which cause the kidney to lose fluid and decrease blood volume, or vasodilators, which relax the blood vessels. Treatment is often a trial and error approach because neither vasoconstriction or blood volume is actually measured in a patient (with rare exception). The blood volume analyzer permits rapid and more importantly an accurate determination of the specific blood volume and normal blood volume for a particular patient. By measuring the blood volume within the patient, the physician can make a more rational or scientific choice in regard to the medical choice of therapy administered. One of the most serious complications of hypertension is loss of kidney function (renal failure) which may require a patient to undergo permanent renal dialysis. Medications, which cause low blood volume, may contribute to premature renal failure. The measurement of blood volume in the treatment of hypertension may help prevent these types of complications.

The diagnostic data to be provided by the Company's blood volume measurement equipment would be usable by physicians in a variety of medical fields, including critical care, cardiology, pediatrics and surgery. It identifies and quantifies the amount of blood loss the patient has suffered, and helps determine the need for continuing treatment. Every year, an estimate of 12 million blood transfusions is performed in U.S. hospitals. The Company believes that, if its blood volume measurement equipment were available in a hospital, it would be feasible for the hospital to routinely perform a blood volume test on every patient for whom a blood transfusion appeared to be indicated. Blood volume measurement would also provide a valuable diagnostic tool in treating certain types of heart and kidney disease.

The Company has developed a special injection kit, which is used with the machine for each test. The injection system provides a quantitative highly precise injection. The injection system received the first United States patent ever issued for such a kit on March 20, 1996. The Company, in 1991, received a U.S. patent on the instrument itself, a 12 European Common Market patent the following year, and a Japanese patent on March 26, 1996.

The Company believes that the most significant market for its blood volume measurement equipment consists of the approximately 8,000 hospitals and large clinics in the United States and other hospitals outside the U.S. The Company believes that there is an international market of 10-14,000 potential users of its BVA-100. In addition, many physicians conducting extensive practices in cardiology, radiology or internal medicine might purchase equipment and related test kits for diagnostic use. The company since October 1998 has been conducting beta testing of the BVA-100 in hospitals. Such testing has demonstrated that the equipment provides rapid blood volume measurement. Research papers have been submitted and abstracts accepted for the Annual Nuclear Medical Conference in June 1999. Blood volume measurement is an approved test with six separate CPT codes. Reimbursement has been received from a number of insurance companies for measurement of blood volume using the BVA-100. Reimbursement is particularly important for hospitals because hospitals may receive reimbursement and income from non-hospitalized patients who undergo blood volume measurement. In 1998, the medication Viagra, produced by Pfizer for erectile dysfunction was associated with sudden death in a limited number of cases of inpatients who used vasodilators. Unrecognized low blood volume was suspected as a possible factor in some of these cases. The company is currently conducting a study on blood volume measurements on potential Viagra users who might benefit from a blood volume measurement prior to Viagra use.

BLOOD BANKING

The Company's frozen blood bank is the only blood bank in New York that allows people to store their own blood for up to ten years. In 1985, the Company established the first facility in the United States for long-term autologous (self-storage) blood banking. The blood banking industry is a group of for-profit and not-for-profit corporations whose total revenue is estimated to exceed six billion dollars. These groups have a large financial stake in the continuity of the current system and some have opposed the creation of autologous (self-storage) frozen blood banks.

Utilizing cryobiology technology, frozen blood has been shown to be capable of being stored for up to 20 years. The present donor system of blood transfusions presents risks to those individuals receiving blood. This is a risk which can be avoided by utilizing one's previously stored blood. There are approximately 15-18 million blood transfusions administered annually. One third of the blood utilized in New York City is imported from sources outside of NYS and overseas because of severe shortages. Autologous storage of blood protects an individual against these and other multiple problems associated with transfusions. The concept that the "safest blood is one's own" is specifically endorsed by the American Medical Association, a committee of the National Institute of Health, and transfusion committees of multiple hospitals.

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

Compounding the risks of infection and other complications, is the frequent withholding of blood from severely anemic patients by their physicians because of these known risks of transfusion. It is a common medical practice to replace the first three pints of lost blood with three pints of sterile water or the equivalent. This problem has not been brought to public attention, but is widely known among physicians who have treated patients who have lost blood. The number of patients who suffer major complications, including sudden death, from under-transfusion is unknown but significant. Patients who have decreased blood volume are termed 'Hypovolemic'. The Blood volume Analyzer has the potential to detect such individuals before complications from under-transfusion occurs. Physicians who fear the complications of transfusion with potentially contaminated blood do not have these concerns when patients use autologous blood (self-storage). The Company believes that an educational process will be required to establish the desirability of autologous blood storage and to overcome opposition to any change in the current blood banking system from established tax-exempt (non-profit) and profit-making entities who have great financial stakes in ensuring the continuity of the present donor system. The Company views its entry into this field as a major long-term commitment. The company believes that it can work with some voluntary blood banks to establish joint marketing of long term frozen personal blood storage programs.

In the late 1980's, the use of autologous blood has been encouraged by increasing numbers of hospitals. These programs, however, are short-term programs in which liquid blood (unfrozen) is kept up to 42 days prior to use. In these programs individuals who face elective surgery are encouraged to store between 2-5 pints of blood in a 5-week period prior to surgery. Some patients are even bled 72 hours prior to surgery. This practice usually results in a patient being operated upon in an anemic (blood-thinned) or blood-depleted state because almost no one is able to replace blood at the rate at which it has been removed. It is generally acknowledged that the more blood-depleted an individual is, the greater the risk of a complication. The decision to operate on individuals in a blood-depleted state is a compromise between increasing the risk of surgery in a blood-depleted state and the risks from donor transfusions. It is significant that the FDA guidelines for donors will not permit blood donations more frequently than once in 8 weeks, except in certain circumstances. These new practices of self-donation violate these medical guidelines and may place the patients at greater risk than if non-autologous donors had been used.

Under Daxor's program these risks are eliminated by obtaining blood donations which are frozen over an extended period of time, instead of days and weeks, just prior to surgery. Therefore, the patient does not become depleted. Patients undergoing surgery who had stored blood under the Company's program would not begin their surgery in a blood-depleted state as contrasted to patients who had their blood taken just prior to surgery. Individuals who have stored their own blood when they are healthy can avoid the risks from donor transfusions.

Idant (Division of Scientific Medical Systems, subsidiary of Daxor Corporation) Semen (Sperm) Banking

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

Storage of Sperm for Personal Use

In 1971, Idant pioneered both the technology and the commercial application of long-term preservation of human sperm for use in artificial insemination. The division has provided frozen semen services to physicians worldwide. As of February 1, 1996, Idant held approximately 55,000 human semen units in long-term storage at its central New York City facility. The Company has the only semen bank in the state of New York, out of more than 50 licensed banks, which is accredited by the American Association of Tissue Banks. The Company's sperm bank facilities contain stored sperm, which should remain viable for many years. Semen stored for 23 years, at minus 321 degrees, has shown minimal change (the Company has had documented normal births from semen stored 16 years). The Company's facilities are used by men who, for a variety of reasons, anticipate impairment of their ability to father children and by men who have been found to be marginally fertile. These men may now be able to have children by use of techniques that increase their fertility by treating their sperm to artificially inseminate their partners. The facilities are also used by men who plan to undergo sterilization by vasectomy, but who believe that they might desire children in the future. Artificial insemination using stored sperm is much more effective and less expensive than present techniques of vasectomy reversal. In addition, patients with a variety of diseases, including many types of cancer, store semen prior to undergoing treatment by chemotherapy or radiation. By utilizing cryogenic preservation facilities, these patients, who are frequently in their teens or twenties, will be able to father their own children after cancer treatment, despite the high risk of sterility and birth defects associated with treatments. The Company receives referrals for these services from multiple sources, primarily physicians.

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

The Company uses a customized carousel canister system in its sperm bank storage system. This permits retrieval of specimens from lower levels without removal of upper specimens. Only a few other sperm banks in the U.S. are known to have such a system. Most other banks use a "rack and cane" pull-up system, which requires removal of upper specimens from the tank to retrieve specimens at lower levels. In such a bank, a specimen may be exposed to a temperature change of -321oF (the temperature of the liquid nitrogen) to room temperature of 78oF more than 100 times during its storage lifetime. This will result in a gradual degradation of the specimen. In the Idant system the specimen remains under liquid nitrogen almost continuously while in storage. The Company is aware of only one other semen bank, which uses the carousel system for long term storage of semen.

Patent and Copyright Protection

The Company has received a United States patent on its Blood Volume Analyzer (BVA-100). This is the only patent ever issued for an instrument dedicated to the measurement of total human blood volume for a specific individual. The Company received a European patent covering 12 countries. The Company has received a Japanese patent for the BVA-100. This is the first patent ever issued for an instrument in Japan to measure human blood volume. The instrument is designed to work with an injection kit to be manufactured by the Company. It is theoretically possible to use the blood volume analyzer without the kit by preparing the reagents used for the test. However, the cost and time for such preparations would be uneconomical and it is unlikely that a purchaser of the instrument would use it without purchasing the reagent kit. On March 20, 1996, the Company received approval for its U.S. patent application for the injection kit, which is specifically designed to be used with the instrument. This is the first U.S. patent ever issued for a system, which permits a fixed quantitative amount of isotope to be injected for diagnostic purposes. The injection system was specifically designed for use with the BVA-100. However, it can be used for other diagnostic test purposes where a precise complete quantitative injection of a diagnostic reagent is required.

Marketing

The Company intends to market its Blood Volume Analyzer on both a sale and loaner basis to potential users, which are expected to be primarily hospitals, surgi-centers, and imaging centers (radiology). The Company anticipates utilizing a loaner plan coupled with utilization of a specific number of blood volume measurement kits per week. This type of marketing approach is common in the laboratory equipment industry and will permit hospitals to test the Blood Volume Analyzer without first making a commitment to purchase an instrument. The Company plans to provide its instruments and kits initially to teaching hospitals for testing purposes. The Company will supply technicians to each user for educational and training purposes. The Company has also received indications of interest from some medical device distributors to market the BVA-100. The Company will evaluate whether it is optimal for Daxor to do its own marketing, or market with a major distributor to facilitate rapid market penetration. One of the objectives of the Company in the marketing program will be to document the accurate measurement of blood volume as cost-effective in situations where blood transfusions are required. The current medical environment is highly oriented towards the concept of cost-effectiveness. The Company believes that accurate measurement of blood volume will prevent catastrophic complications, such as strokes or heart attacks, in patients who have been under-transfused. Surgical patients who have suffered strokes or heart attacks due to under -transfusion may require increased days of hospitalization. There are approximately 4 million Americans who receive blood transfusions annually. One focus of The Company's marking theme will be the concept that if a patient is being considered for a blood transfusion, which could be potentially lethal, then that patient should have an accurate blood volume measurement taken. Another focus of marketing will be for non hospitalized patients. The Company believes the need for blood volume analysis is even larger for non-hospitalized patients. For example, patients with hypertension, heart failure, kidney disease, chronic anemia would benefit from a precise blood volume measurement to assist in therapeutic choices by their physicians. Blood volume measurement is a recognized test and has six separate CPT codes that can be used for billing purposes to insurance companies. The Company in addition in marketing to hospitals and surgi centers will market to imaging centers as well as large physicians groups. The Company is also in the process of exploring marketing links with established medical distributors with overseas markets.

Competition

The medical technology market is intensely competitive. There are, however, no competing instruments manufactured or marketed which perform semi-automatic blood volume analysis, such as the BVA-100. The Company believes that its receipt of a United States, European and Japanese patent for its Blood Volume Analyzer provides significant protection against any future potential competition in the blood volume analysis field. The receipt of the U.S. patent for the injection kit system provides significant additional protection as the Company believes that the kits will be a major source of revenue. The Company believes that its main hindrance to market acceptability will be the need to demonstrate that its blood volume measurement equipment is capable of producing accurate data on a cost effective basis. Test kit costs will be modest relative to the cost of the transfusion and the critical information derived from the test. Daxor has developed a web site (http:// www.daxor._Hlt447451989c_Hlt447451989om), which will be helpful for marketing purposes.

There are at least 300 sperm banks in the United States operated by either commercial entities or by academic institutions. The Company believes that increased public awareness of the efficacy of frozen semen stored by it along with recent medical journal articles emphasizing the necessity for careful screening of donors for artificial insemination will result in an increasing use of frozen semen for this purpose. The Idant semen bank is the only semen bank in the State of New York out of more than fifty that is accredited by the American Association of Tissue Banks. The Company has developed a web site (http: // www.Idant.com), which will be helpful for marketing purposes.

Blood Banking services are provided by a broad spectrum of organizations. Approximately one-half of the blood supply used for transfusions is supplied by the American Red Cross and its branches. The other portion is supplied by various other tax-exempt and for-profit organizations. Some hospitals operate their own donor services, but require the services of outside vendors such as the Red Cross for adequate supplies of blood products. At the present time there are no other organizations providing long-term personal frozen blood storage. It is the company's intentions to form alliances with other short-term donor blood banks to expand frozen personal blood storage services. The Company views personal blood storage as a supplement to and not as a competition to other blood donor services.

Regulation

The development, testing, production and marketing of medical devices are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act, and may be subject to regulation by similar agencies in various states and foreign countries. The governing statutes and regulations generally require manufacturers to comply with regulatory requirements designed to assure the safety and effectiveness of medical devices. The FDA clearance for marketing of the Blood

Volume Analyzer, BVA-100, and the associated quantitative injection kit marks one of the most important milestones in the history of Daxor.

The New York State Department of Health regulates the Company's Idant semen and blood bank within New York State. The Company has had a number of legal actions described in previous reports regarding its semen and blood bank. These actions resulted in the respective services having only limited operations while their licenses were withheld. Daxor initiated lawsuits on November 4, 1998 an agreement was reached ending these various lawsuits. As part of the agreement the Idant Semen Bank became a subsidiary of Scientific Medical Systems, which is wholly owned by the Daxor Corporation. New directors were named for the respective facilities. Scientific Medial Systems has its own separate board of directors. As a result of the agreement the facilities were reinspected and on February 1999 new licenses were issued for the semen bank blood bank and laboratory. Throughout the litigation the Companies facilities maintained operations for their storage clients but were unable to take new clients. Full scale laboratory operations resumed in February 1999.

Employees

On March 26, 1999, the Company had 32 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Item 2.  Properties

In February 1992, the Company signed a thirteen-year lease for a new facility at the Empire State Building. The initial space was for 6,000 square feet, with option provisions in the lease for up to 24,000 square feet. The company currently occupies approximately 7,500 square feet with an annual rent cost of $273, 433.49. In 1998 the company signed a lease for approximately 11,000 of manufacturing and office space in Rochester New York. The lease was signed when Daxor acquired the assets of the Wellport Corporation. The lease also contains CPI escalation clauses. The new facility was completed in July of 1992 and the Company moved in that same month. In March 1994, the Company obtained an additional 1,000 square feet space. In January 1999 the company replaced its entire computer network and is now fully Y2K compliant.

Item 3.  Legal Proceedings

The companies' licenses for its Semen and blood bank had been withheld. This resulted in lawsuits by Daxor at both the State and Federal level, which have been described in previous filings. On November 3, 1998 an agreement was reached. As part of this agreement a new wholly owned Daxor subsidiary, Scientific Medical Systems, with its own Board of Directors was formed. New licenses had been received. (See also previous section Regulation). The company also reached a settlement with the 3-K corporation against whom it had filed a libel suit. These settlements have ended all litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  The common stock is traded on the American Stock Exchange
                    under the symbol DXR.

1997

                                                  High           Low

         First Quarter......................     13 3/4        9 3/8
--------------------------------------------------------------------
         Second Quarter.....................     11 3/4        7 1/2
--------------------------------------------------------------------
         Third Quarter......................     13 3/4        8 1/2
--------------------------------------------------------------------
         Fourth Quarter.....................     14 1/2       10 3/4



1998

                                                  High          Low

         First Quarter......................    16 3/8        12 3/8
--------------------------------------------------------------------
         Second Quarter.....................    15           12 5/16
--------------------------------------------------------------------
         Third Quarter......................    14 1/8        11 5/8
--------------------------------------------------------------------
         Fourth Quarter.....................    14 7/8        11 1/2


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



Selected Operations
Statement Data:


                                                                     Year Ended December 31,

                                              1998            1997             1996             1995             1994
                                              ----            ----             ----             ----             ----
Operating revenues                        $  324,192      $  529,737       $  717,308      $ 1,864,552      $ 1,844,418
Dividend income                            1,942,759       2,138,755        2,132,173        2,209,962        2,157,735
Gains (losses) on sale
  investments                                362,487         144,681           16,354          674,421          584,982
                                          -----------      ---------       ----------       ----------        ---------
Total revenues                             2,629,438       2,813,173        2,865,835        4,748,935        4,587,135
                                          -----------      ---------       ----------       ----------        ---------

Costs and expenses:
Operations of laboratories                   961,031         628,729          819,722        1,041,275        1,016,832
Selling, general and
  administrative                           1,561,159       2,161,626        2,080,969        2,369,660        1,585,533
Interest expenses, net
  of interest income                         484,563         167,452           74,175         (113,973)          11,116
                                           ---------       ---------        ---------        ---------        ---------
Total costs and expenses                   3,006,753       2,957,807        2,974,866        3,296,962        2,613,481
                                           ---------       ---------        ---------        ---------        ---------

Net income or (loss) before
  income taxes                              (377,315)       (144,634)        (109,031)       1,451,973        1,973,654
Provision for income taxes                    43,145          14,219            3,134          164,858          165,519
                                          ----------      ----------       ----------      -----------      -----------

Net income or (loss)                      $ (420,460)     $ (158,853)      $ (112,165)     $ 1,287,115      $ 1,808,135
                                          ==========      ==========       ==========      ===========      ===========

Weighted average number of
  shares outstanding                       4,762,542       4,696,876        4,722,709        4,872,481        5,122,188
                                          ----------      ----------       ----------      -----------       ----------

Net income per common
  equivalent share                           $ (0.09)        $ (0.03)         $ (0.02)          $ 0.26           $ 0.35
                                          ==========      ==========       ==========      ===========      ===========


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Selected Balance Sheet Data:


                                                                      Year Ended December 31,

                                             1998            1997             1996             1995             1994
                                             ----            ----             ----             ----             ----
Working capital                           34,837,930      32,501,404       31,306,579       31,598,345       28,739,806

Total assets                              44,056,349      41,322,592       37,288,804       37,744,621       35,012,638

Total liabilities*                         8,752,515       8,404,868        5,507,384        5,691,790        5,813,458

Shareholders' equity                      35,303,834      32,917,724       31,781,420       32,052,831       29,199,180

Return on equity*                               0.00%           0.00%            0.00%            4.41%            7.40%

* Return on equity is calculated by dividing the Company's net income for the period by the shareholders' equity at the beginning of the period.
* Total liabilities include deferred taxes of $6,602,988 for unrealized gains.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


Idant Laboratories contributed 100%, 100% and 65% of operating revenues in 1998, 1997 and 1996 respectively. The Companies operations in semen banking and blood banking (laboratories) were restricted throughout 1998. These operations were restored to full functioning in February 1999 as part of a negotiated settlement in 1998. (See legal and regulation). The restoration of these licenses will permit the company to reestablish its position in these fields. The Company in 1998 increased its research and development on its Blood Volume Analyzer. The FDA has cleared the Blood Volume Analyzer and its quantitative injection syringe kit for marketing. The potential market for the Blood Volume Analyzer is significantly larger than the Company's current operations, and is believed to exceed $100 million per year. The Company intends to focus its marketing efforts on the Blood Volume Analyzer.

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO DECEMBER 31, 1997

Total revenues were $2,629,438 in 1998, down from the $2,813,173 reported in 1997. Dividend income earned on the Company's securities portfolio was $1,942,759, a decrease from the $2,138,755 reported in 1997. Gains on the sale of investments was $362,487 in 1998 as compared to $144,681 in 1997. Net income before income taxes was a loss of $420,460 in 1998 vs. $158,853 in 1997.

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

At December 31, 1998, the Company's short-term debt was $2,050,549 vs. $2,494,639 in 1997. At year-end 1998, shareholders' equity was $35,303,834. At year-end 1997, the Company had shareholders' equity of $32,917,724. At December 31, 1998 the Company's security portfolio had a market value of $43,016,243 vs. $40,347,085 in 1997.

During 1998, the Company obtained FDA clearance for marketing the Blood Volume Analyzer, BVA-100. In 1998 The Company purchased the assets of the Wellport Manufacturing Company. This Company had previously manufactured the injection kit. In the initial phase of marketing, the Company will lend the instrument and supplies to a limited number of teaching hospitals for beta-testing purposes. The Company is also involved in discussions with independent marketing organizations to market the BVA-100. The Company plans to offer to lease, as well as sell its Blood Volume Analyzer (BVA-100) and could use its internal funds to provide some leases if an independent leasing agent were not available.

The Company plans to develop a comprehensive national network of cryo-centers (freezing facilities). Such centers will include frozen autologous blood banking, sperm banking, and possibly cord blood banking. The Company's primary focus, however, will be the marketing of the Blood Volume Analyzer.

Year-end 1998, finds the Company in a satisfactory financial position with adequate funds available for its immediate anticipated needs. However, should the opportunity arise for the Company to proceed with its planned expansion as a nationwide network of cryo-centers, there might be a need for additional capital.

                               DAXOR CORPORATION

                                  SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                               DAXOR CORPORATION

                           by: /s/ Joseph Feldschuh
                           ------------------------
                            Joseph Feldschuh, M.D.
                              President and Chief
                               Executive Officer
                             Chairman of the Board

         Dated:     March 30, 1998

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                       Date
---------                           -------                     -------
/s/ Joseph Feldschuh         President and Director          March 30, 1999
-------------------------
Joseph Feldschuh, M.D.       (Principal Executive Officer)

/s/ Robert Rosenthal         Vice President                 March 30, 1999
-------------------------
Robert Rosenthal

/s/ Octavia Atanasiu        Corporate Treasurer             March 30, 1999
-------------------------
Octavia Atanasiu             Accounting Supervisor
                             (Principal Financial Officer)

/s/ Virginia Fitzpatrick     Corporate Secretary            March 30, 1999
-------------------------
Virginia Fitzpatrick

/s/ Stephen M. Moss          Director                       March 30, 1999
-------------------------
Stephen M. Moss, PhD

/s/ Bruce Hack               Director                       March 30, 1999
-------------------------
Bruce Hack

/s/ James Lombard            Director                       March 30, 1999
-------------------------
James Lombard

/s/ Martin Wolpoff           Director                        March 30, 1999
-------------------------
Martin Wolpoff

Board of Directors:
     Name                 Title
Dr. Joseph Feldschuh      Chairman, President, & CEO
Stephen Moss              Director
James Lombard             Director
Martin Wolpoff            Director
Bruce Hack                Director

Item 14(a) (1).   Index to Financial Statements


The following statements and schedules of Daxor Corporation are submitted herewith:




                                                               Page
                                                               ----

Report of Independent Accountants                              F-1

Financial Statements as at December 31, 1998 and 1997
and for the three years ended December 31, 1998
         Balance Sheets                                        F-2
         Statements of Income                                  F-3
         Statements of Shareholders' Equity                    F-3
         Statements of Cash Flows                              F-4

Notes to Financial Statements                                  F-5

Schedule I - Marketable Securities - Other Investments -
    Year ended December 31, 1998                               F-9

Schedule IX - Short-term Borrowings - Years ended
December 31, 1998 1997, and 1996                               F-9

Schedule X - Supplementary Income Statement Information -
         Years ended December 31, 1998, 1997, and 1996         F-9





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

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying balance sheet and consolidated balance sheet of Daxor Corporation as at December 31, 1998 and 1997, the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item F-9.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Daxor Corporation as at December 31, 1998 and 1997, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.



Frederick A. Kaden & Co.


Franklin Square, New York
March 23, 1998

DAXOR CORPORATION
BALANCE SHEETS


                                                           December 31,
                                                       --------------------
                                                       1998            1997
                                                       ----            ----
                                                                  (Consolidated)
ASSETS
------
CURRENT ASSETS
Cash                                                $    79,511    $    60,768
Marketable Securities at Fair Value
December 31, 1998 and December 31, 1997
(Notes 1 and 2)                                      43,016,243     40,347,085
Accounts receivable (Note 3)                            151,234        173,098
Accounts receivable--Related parties (Note 12)           75,979        104,350
Other current assets                                    261,597        215,090
Tax refunds receivable                                    5,881          5,881
                                                    ------------   ------------
Total Current Assets                                 43,590,445     40,906,272

EQUIPMENT AND IMPROVEMENTS (Note 4)
Storage tanks                                           125,815        125,815
Leasehold improvements, furniture and equipment         823,859        714,774
Laboratory equipment                                    274,418        274,418
                                                    ------------   ------------
                                                      1,224,092      1,115,007
Less: Accumulated depreciation and amortization         796,159        730,503
                                                    ------------   ------------
Net equipment and improvements                          427,933        384,504

Other Assets                                             37,971         31,816

Total Assets                                        $44,056,349    $41,322,592
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities            $    88,594    $   188,572
Loans payable (Notes 1 and 2)                         2,050,549      2,494,639
Other Liabilities (Note 5)                               10,384         30,690
Deferred Taxes (Note 1)                               6,602,988      5,690,967
                                                    ------------   ------------
Total Liabilities                                     8,752,515      8,404,868

Commitments and contingencies (Note 6)

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,752,709 December 31,
1998 and 4,690,709 December 31, 1997                     53,097         53,097
Additional Paid in capital                            9,798,232      8,579,803
Net unrealized holding gains on available-
for-sale securities (Note 1)                         12,817,565     11,047,170
Retained earnings                                    16,292,976     16,713,436
Treasury stock                                       (3,658,036)    (3,475,782)
                                                    ------------   ------------
Total Shareholders' Equity                           35,303,834     32,917,724

Total Liabilities and Shareholders' Equity          $44,056,349    $41,322,592
                                                    ============   ============

See accompanying notes to financial statements

DAXOR CORPORATION

STATEMENTS OF INCOME


                                                                              Year Ended December 31,
                                                                                             (Consolidated)

                                                                        1998                 1997                 1996
                                                                        ----                 ----                 ----
Revenues:
--------------------------------------------------------------------------------------------------------------------------
Operating revenues (Note 12)                                          $  324,192           $  529,737           $  717,308
Dividend income                                                        1,942,759            2,138,755            2,132,173
Gains on sale of securities                                              362,487              131,618              214,607
Gains (losses) on sale of options and commodities                             -                13,063             (198,253)
                                                                     -----------           ----------           ----------
Total Revenues                                                         2,629,438            2,813,173            2,865,835
                                                                     -----------           ----------           ----------
--------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
--------------------------------------------------------------------------------------------------------------------------

Operations of Laboratories                                               961,031              628,729              819,722
Selling, General, and Administrative                                   1,561,159            2,161,626            2,080,969
Interest expense, net of interest income                                 484,563              167,452               74,175
                                                                     -----------           ----------           ----------
Total costs and expenses                                               3,006,753            2,957,807            2,974,866
                                                                     -----------           ----------           ----------
Net Income Before Income Taxes                                          (377,315)            (144,634)            (109,031)
Provision for income taxes (Note 9)                                       43,145               14,219                3,134
                                                                     -----------           ----------           ----------
Net Income                                                           $  (420,460)          $ (158,853)          $ (112,165)
                                                                     ===========           ==========           ==========
Weighted Average Number of Shares Outstanding                          4,762,542            4,696,876            4,722,709
                                                                     ===========           ==========           ==========
Net Income per Common Equivalent Share                               $     (0.09)          $    (0.03)          $    (0.02)
                                                                     ===========           ==========           ==========

See accompanying notes to financial statements

================================================================================
DAXOR CORPORATION


STATEMENTS OF SHAREHOLDER'S EQUITY


                                                          Three Years Ended December 31, 1998

                                        Common stock             Additional
                                   Number                         Paid-in              Retained             Treasury
                                  of Shares       Amount          Capital              Earnings              Stock
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996          4,742,709     $ 53,097          $ 8,579,803         $  19,338,209         $ (3,037,679)
--------------------------------------------------------------------------------------------------------------------------
Net income for the year ended
December 31, 1996                                                                            (112,165)
Purchase of Treasury Stock            (30,000)                                                                   (234,003)
                                      --------       ---                ---              ------------       ------------
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996           4,712,709       53,097            8,579,803            19,226,044           (3,271,682)
--------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31, 1997                                                                            (158,853)
Purchase of Treasury Stock            (22,000)                                                                   (204,100)
Dividends                                                                                  (2,353,755)
                                        ---          ---                 ---              -----------
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997           4,690,709       53,097            8,579,803           16,713,436           (3,475,782)
                                   ----------      -------         ------------           ------------        --------------
--------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31, 1998                                                                           (420,460)
Purchase of Treasury Stock            (38,000)                                                                   (458,775)
Sale of Treasury Stock                100,000                         1,218,429                                   276,521
                                   ----------                      ------------                             -------------
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998
-------------------------------------------------------------------------------------------------------------------------
                                    4,752,709     $ 53,097          $ 9,798,232         $ 16,292,976         $ (3,658,036)
                                   ==========    =========         ============        =============        =============



See accompanying notes to financial statements

DAXOR CORPORATION
STATEMENTS OF CASH FLOWS


                                                                         Year ended December 31,
                                                                  1998            1997            1996
                                                                                      (Consolidated)
Cash flows from operating activities:

Net income or (loss)                                             $  (420,460)   $  (158,853)     $  (112,165)
                                                                 -----------    -----------      -----------
Adjustments to reconcile net income
 to net cash provided by
operating activities:
Depreciation & Amortization                                           66,406         58,985           65,339
(Gain) loss on sale of investments                                  (362,487)      (144,681)         (16,354)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                            21,864        438,457         (202,359)
(Increase) decrease in accounts receivable-
                    Related Parties                                   28,371         10,658           57,943
(Increase) decrease in other current assets                          (46,507)        20,768          528,837
(Increase) decrease in tax refunds receivable                              -        148,020           52,332
(Increase) decrease in other assets
net of goodwill amortization                                          (6,155)           169             (169)
Increase (decrease) in accounts payable,accrued
expenses and other liabilities net of "short sales"                 (108,503)        55,396         (187,234)

Total adjustments                                                   (407,011)       587,772          298,335
                                                                 -----------     ----------       ----------

Net cash provided by operating activities                           (827,471)       428,919          186,170
                                                                 -----------     ----------       ---------

Cash flows from investing activities:
Payment for purchase of equipment and
improvements                                                        (109,835)          (632)         (85,525)
Net cash provided or (used) in purchase
and sale of investments                                              357,737      1,190,641          149,502
Net proceeds (repayments) of loans from
brokers used to purchase investments                                (444,090)        67,770          990,259
Proceeds from "short sales" not closed                                 6,227         18,008            5,527
                                                                 -----------     ----------       ----------

Net cash provided by/(used in) investing activities                 (189,961)     1,275,787        1,059,763
                                                                 -----------     ----------       ----------

Cash flows from financing activities
Receipt of/(repayment of)- bank loan                                       -        800,000         (900,000)
Loans received/repaid                                                      -         (9,198)           9,198
Dividends paid                                                             -     (2,353,755)
Proceeds from sale of treasury stock                               1,494,950
Payment for purchase of treasury stock                              (458,775)      (204,100)        (234,003)
                                                                   ---------     ----------       ----------

Net cash used in financing activities                              1,036,175     (1,767,053)       (1,124,805)
                                                                   ---------     ----------       -----------
Net increase (decrease) in cash and
cash equivalents                                                      18,743        (62,347)         121,128
Cash and cash equivalents at beginning of year                        60,768        123,115            1,987
                                                                   ---------     ----------       ----------

Cash and cash equivalents at end of year                           $  79,511     $   60,768       $  123,115
                                                                   =========     ==========       ==========

See accompanying notes to financial statements

                               DAXOR CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements as at December 31, 1998 and 1997 and for the three years ended December 31, 1998 have been prepared in conformity with principles of accounting applicable to a going concern. Daxor Corporation operates in the medical services and technology industry.
         The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

(1)  MARKETABLE SECURITIES

                  Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of December 31, 1998 and December 31, 1997 being increased approximately 82.30 % and 70.90 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.
         The following tables summarize the company's investments as of:



                                                 December 31, 1998
                                                 -----------------

Type of security                      Cost                  Fair Value              Unrealized            Unrealized
                                     ------                ------------            holding gains         holding losses
                                                                                 ------------------- ----------------------
Equity                             $23,595,690              $43,016,243              $20,441,847                $1,021,294

Debt                                         0                        0                        0                         0
                         --------------------------------------------------------------------------------------------------

Total                              $23,595,690              $43,016,243              $20,441,847                $1,021,294
                                   ===========              ===========              ===========                ==========


                                                 December 31, 1997
---------------------------------------------------------------------------------------------------------------------------

Type of security                     Cost                  Fair Value               Unrealized               Unrealized
----------------                    ------                ------------             holding gains            holding losses
                                                                                 --------------------- -------------------

Equity                             $23,583,948              $40,320,610             $18,450,502                $1,713,840

Debt                                    25,000                   26,475                   1,475                         0
                         ----------------------  -----------------------  -----------------------  ------------------------

Total                              $23,608,948              $40,347,085              $18,451,977                $1,713,840
                                   ===========              ===========              ===========                ==========

         At December 31, 1998, the securities held by the Company had a market value of $43,016,243 and a cost basis of $23,595,690 resulting in a net unrealized gain of $19,420,553 or 82.30% of cost.
         At December 31, 1997, the securities held by the Company had a market value of $40,347,085 and a cost basis of $23,608,948 resulting in a net unrealized gain of $16,738,137 or 70.90% of cost.
         At December 31, 1998 and December 31, 1997, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  Loans Payable

         As at December 31, 1998 and December 31, 1997, the Company had loans outstanding aggregating $1,000,000 and $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 8.25%.

         Short-term margin debt due to brokers, secured by the Companies marketable securities, totaled $1,358,056 at December 31, 1998 and $1,494,639 at December 31, 1997.


(3)  Accounts receivable

         Accounts receivable are deemed to be fully collectible.

(4)   Equipment and Improvements

         Depreciation of equipment and improvements is taken using the straight-line method. For 1998, 1997 and 1996 the charges to income for depreciation using this method were $66,406, $58,985 and $65,339 respectively.
         The cost of maintenance and repairs is charged to expense as incurred. The cost of betterments and additions are capitalized and depreciated over the life of the asset. The cost of assets disposed of or determined to be non-revenue producing, together with the related accumulated depreciation applicable thereto,are eliminated from the accounts, and any gain or loss is recognized.

(5)  Other Liabilities

         At December 31, 1998 and December 31, 1997, the Company also maintained a short position in certain marketable securities. These positions were sold for $6,227 at December 31, 1998, and $18,008 at December 31, 1997, and had respective market values of $2,990 and $21,730 resulting in an unrealized gain of $3,237 at December 31, 1998 and an unrealized gain of $3,722 at December 31, 1997

(6)  Commitments and Contingencies

         (A) Operating Leases

         Future minimum rental payments under these non-cancelable operating leases are as follows:
                                    1999  $237,868
                                    2000  $246,012
                                    2001  $248,839
                                    2002  $164,014
                                    2003  $164,014
         Rent expense for all non-cancelable operating leases was $273,433, $232,357 and $257,477 for the years ended December 31, 1998, 1997 and
1996 respectively.

         B) Contingent Liabilities

         The Company has pending several claims incurred in the normal course of business, which, in the opinion of management, based on the advice of outside legal counsel, will not have a material effect on the financial statements.
         The Company has settled all lawsuits with the State of NY. As a result of this settlement Daxor has formed a new wholly owned subsidiary, Scientific Medical Systems, Corp., which will operate the Blood Bank, Sperm Bank and Laboratory Services. This new company has been reviewed and licensed by the State of NY as of February 8, 1999.

(7)  Research and Development Expenses
         Research and development expenses were $564,275, $182,294 and $213,266 for 1998, 1997, and 1996 respectively. All research and development costs are expensed in the year they occur.

(8)  Interest Expense and Income

         Interest expense was $485,043,$168,073, and $78,212 and interest income was $480, $621, and $4,037 in 1998, 1997 and 1996 respectively.

(9)  Income Taxes

         The following is a reconciliation of the federal statutory tax rate of 34% for 1998,1997 and 1996, with the provision for income taxes:


                                                    1998                 1997                 1996
                                                    ----                 ----                 ----
Statutory tax rate                                           $0                  $0                   $0
Dividend exclusion
Miscellaneous non-deductible expenses
State and city taxes                                     43,145              14,219                3,134
Provision for income taxes

Effective tax rate                            -----------------     ---------------     ----------------
                                                            0.%                 0.%                  0.%
                                              -----------------     ---------------     ----------------


(10)  Shareholders' Equity

         During 1998, the Company purchased 38,000 shares of its own stock at a cost of $458,775.
         The Company reissued 100,000 shares of Treasury Stock resulting in an increase in Additional Paid In Capital of $1,218,429 after deducting the cost of these shares.

(11)  Subsidiaries

         On January 9, 1996 Daxor Health Services, Inc. was formed as a wholly owned subsidiary for the purpose of providing various forms of therapy for individuals in nursing homes and assisted care facilities. Results of operations have been consolidated in the financial statements of Daxor Corporation for the years of 1996 and 1997.At the end of 1997 it was determined that Daxor Health Services, Inc. could no longer operate profitably and it's operations have been discontinued. All costs related to this cessation of operations are included in these financial statements.

(12)  Related Party Transactions

         At December 31, 1998 Daxor Corporation maintains an accounts receivable from a related corporation in the amount of $75,979.This amount is presently past due.

SCHEDULE I
MARKETABLE SECURITIES -- OTHER INVESTMENTS
The following tables summarize the company's investments as of:
                                                     December 31, 1998

Type of                                                                               Unrealized                   Unrealized
security                              Cost                Fair Value                 Holding gains                holding losses
Equity                            $23,595,690             $43,016,243                 $20,441,847                    $1,021,294
------

Debt                                        0                       0                           0                             0
----
                         --------------------- ----------------------- --------------------------- -----------------------------

Total                             $23,595,690             $43,016,243                 $20,441,847                    $1,021,294
-----                             ===========             ===========                 ===========                    ==========



SCHEDULE IX
SHORT-TERM BORROWINGS
Years Ended December 31, 1998, 1997, 1996



 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 Column A               Column B                Column C             Column D               Column E              Column F
 --------               --------                --------             --------               --------              --------
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 Category of            Balance at the end    Weighted average      Maximum amount         Average amount        Weighted average
 aggregate short-term   of period             interest rate at      outstanding during     outstanding during    interest rates
 borrowings                                   end of the period     this period            the period            during the period
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 1998
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 Banks                             1,000,000         7.75%                      1,000,000             1,000,000         7.65%
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 Brokers                           1,050,549         7.32%                      1,267,365             1,262,341         7.29%
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 All Categories                    2,050,549         7.47%                      2,267,365             2,262,341         7.36%
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 1997
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 Banks                             1,000,000         7.41%                      1,000,000               800,000         7.42%
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 Brokers                           1,494,639         7.14%                      2,515,594             1,427,050         7.17%
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 All Categories                    2,494,639         7.19%                      3,515,594             2,227,050         7.22%
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 1996
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 Banks                               200,000         7.23%                     $1,100,000              $625,000         7.21%
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 Brokers                           1,426,869         6.94%                       $482,613            $1,426,869         6.97%
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
 All Categories                    1,626,869         7.03%                     $1,582,613            $2,051,869         7.06%
 ---------------------- --------------------- --------------------- ---------------------- --------------------- -------------------


The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION


----------------------------------------------------------- ---------------------------------------------------------
                         COLUMN A                                                   COLUMB B
----------------------------------------------------------- ---------------------------------------------------------

                           Item                                          Charged to costs and expenses
                                                                            Year ended December 31,


                                                                  1998                1997              1996
                                                                  ----                ----              ----
Maintenance and repairs                                     $       *             $     *            $    *
Depreciation and amortization
  of intangible assets pre-operating
  costs and similar deferrals                                      66,406              65,335             59,304
Taxes, other than payroll and
  income taxes                                                      *                  *                   *
Royalties                                                          ---                ---                 ---
Advertising costs                                                   *                  *                   *

* less than 1% of total revenues for the year.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------