Form 10-Q
period 1999-03-31
DAXOR CORP
filed 1999-05-20
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1999

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

         CLASS                              OUTSTANDING AT MARCH 31, 1999
------------------------------------------------------------------------------
         COMMON STOCK
PAR VALUE: $.O1 per share                            4,744,809

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                            PAGE
          --------------------------------------------------------------------
          Balance Sheets as at March 31, 1999 and
                   December 31, 1998                                       F-1

          Statement of Income and Consolidated Statement of Income
                   For the Three Months ended March 31,1999 and 1998       F-2

          Statement of Cash Flows and Consolidated Statement
                    of Cash Flows for the Three Months ended
                             March 31, 1999 and 1998                       F-3

          Notes to Financial Statements                                    F-4

DAXOR CORPORATION
BALANCE SHEETS [UNAUDITED]

                                                      March 31,     December 31,
                                                       1999           1998
                                                       ----           ----
ASSETS
-------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                               $    110,237    $     79,511
Marketable Securities at Fair Value
March 31,1999 and  December 31,
1998. (Notes 1 and 2)                                37,435,812      43,016,243
Accounts receivable                                     159,023         151,234
Accounts receivable-Related parties                      75,979          75,979
Other current assets                                    251,077         261,597
Tax refunds receivable                                    5,881           5,881
                                                   ------------    ------------
Total Current Assets                                 38,038,009      43,590,445

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                           125,815         125,815
Leasehold improvements, furniture
and equipment                                           828,551         823,859
Laboratory equipment                                    275,817         274,418
                                                   ------------    ------------
                                                      1,230,183       1,224,092
Less: Accumulated depreciation and amortization         814,235         796,159
                                                   ------------    ------------
Net equipment and improvements                          415,948         427,933

Other Assets                                             37,971          37,971

Total Assets                                       $ 38,491,928    $ 44,056,349
                                                   ============    ============

--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities           $     44,186    $     88,594
Loans payable (Notes 1 and 2)                         1,666,434       2,050,549
Other Liabilities                                        10,181          10,384
Deferred Taxes  (Note 1)                              4,794,873       6,602,988
                                                   ------------    ------------
Total  Liabilities                                    6,515,674       8,752,515

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,744,809 March 31,
1999 and 4,752,709  December 31, 1998                    53,097          53,097
Additional Paid in capital                            9,798,232       9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)             9,307,694      12,817,565
Retained earnings                                    16,606,162      16,292,976
Treasury stock                                       (3,788,931)     (3,658,036)
                                                   ------------    ------------
Total Shareholders' Equity                           31,976,254      35,303,834

Total Liabilities and Shareholders' Equity         $ 38,491,928    $ 44,056,349
                                                   ============    ============

See accompanying notes to financial statements

DAXOR CORPORATION
STATEMENTS OF INCOME [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,


                                                                  (Consolidated)
                                                        1999          1998
                                                        ----          ----
Revenues:
--------------------------------------------------------------------------------
Operating revenues                                  $   119,327   $    94,529
Dividend income                                         467,365       495,280
Gains  on sale of securities                            403,637       235,716
                                                    -----------   -----------

Total Revenues                                          990,329       825,525
                                                    -----------   -----------
--------------------------------------------------------------------------------

Costs and expenses:
--------------------------------------------------------------------------------
Operations of Laboratories                              366,954       150,729
Selling, General, and Administrative                    279,091       717,741
Interest expense, net of interest income                 29,398       179,510
                                                    -----------   -----------

Total Costs and Expenses                                675,443     1,047,980
                                                    -----------   -----------

Net Income  Before Income Taxes                         314,886      (222,455)

Provision for income taxes                                1,700        14,000
                                                    -----------   -----------

Net Income                                          $   313,186   $  (236,455)
                                                    ===========   ===========

Weighted Average Number of Shares Outstanding         4,748,242     4,724,043
                                                    ===========   ===========

Net Income  per Common Equivalent Share             $      0.07   $     (0.05)
                                                    ===========   ===========

See accompanying notes to consolidated financial statements

DAXOR CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                              (Consolidated)
                                                               1,999               1,998
                                                               -----               -----
Cash flows from operating activities:
------------------------------------
Net income or (loss)                                         $313,186             ($236,455)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation equipment and
improvements                                                   18,076                15,500
(Gain) loss on sale of investments                           (403,637)             (235,716)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                     (7,789)                5,686
(Increase) decrease in other current assets                    10,520              (353,496)
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                    (44,408)              364,142
                                                           ----------           -----------

Total adjustments                                            (427,238)             (203,884)
                                                           ----------           -----------

Net cash (used in) operating activities                      (114,052)             (440,339)

Cah flows from investing activities:
-----------------------------------
Payment for purchase of equipment and
improvements                                                   (6,091)                  (89)
Net cash provided or (used) in purchase
and sale of investments                                       659,855               262,020
Net proceeds (repayments) of loans from
brokers used to purchase investments                         (384,115)           (1,250,435)
Proceeds from "short sales" not closed                          6,024                 9,256
Net cash provided by / (used in)                           ----------           -----------
investing activities                                          275,673              (979,248)
                                                           ----------           -----------

Cash flows from financing activities:
------------------------------------
Payment for purchase of treasury stock                       (130,895)
Receipt from reissuance of treasury stock                                         1,494,950
                                                           ----------           -----------
Net cash provided by / (used in) financing activities        (130,895)            1,494,950
                                                           ----------           -----------
Net increase (decrease) in cash and
cash equivalents                                               30,726                75,363
Cash and cash equivalents at beginning of year                 79,511                60,768

                                                           ----------           -----------
Cash and cash equivalents at end of period                   $110,237              $136,131
                                                           ==========           ===========

See accompanying notes to financial statements


                                DAXOR CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31,1999, and December 31, 1998, the results of operations for the three months ended March 31,1999 and 1998 and cash flows for the three months ended March 31,1999 and 1998.

(1)  MARKETABLE SECURITIES

     Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of March 31, 1999 and December 31, 1998 being increased approximately 60.43 % and 82.30 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

     The following tables summarize the company's investments as of :

                                                     March 31, 1999
                                                     --------------

Type of                                                              Unrealized                   Unrealized
security               Cost                Fair Value              Holding gains                holding losses
--------               ----                ----------              -------------                --------------
Equity                 $23,318,386        $37,420,912                $15,693,934                    $1,591,408
------

Debt                        14,859             14,900                        246                           205
----
                  ---------------------------------------------------------------------------------------------

Total                  $23,333,245        $37,435,812                $15,694,180                    $1,591,613
-----                  ===========        ===========                ===========                    ==========


                                                   December 31, 1998
                                                   -----------------

Type of                                                              Unrealized                   Unrealized
security               Cost                Fair Value              Holding gains                holding losses
--------               ----                ----------              -------------                --------------

Equity                 $23,595,690        $43,016,243                $20,441,847                    $1,021,294
------

Debt                             0                  0                          0                             0
----              ---------------------------------------------------------------------------------------------


Total                  $23,595,690        $43,016,243                $20,441,847                    $1,021,294
-----                  ===========        ===========                ===========                    ==========



     At March 31, 1999 the securities held by the Company had a market value of $37,435,812 and a cost basis of $23,333,245 resulting in a net unrealized gain of $ 14,102,567 or 60.43% of cost.

     At December 31, 1998, the securities held by the Company had a market value of $43,016,243 and a cost basis of $23,595,690 resulting in a net unrealized gain of $19,420,553 or 82.30% of cost.

     . At March 31, 1999 and December 31, 1998 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value .

(2)  LOANS PAYABLE

     As at March 31, 1999 and December 31, 1998, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 8.25%.

     Short term margin debt due to brokers ,secured by the Companies marketable securities, totaled $666,434 at March 31, 1999 and $1,050,549 at December 31, 1998

Part      II OTHER INFORMATION
------------------------------

Item 1.
-------
Legal Proceedings
-----------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.
-------

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 1999 as compared with three months ended March 31,
-------------------------------------------------------------------------------
1998.
-----

     For the three months ended March 31, 1999, total revenues were $990,329, up from $825,525 in 1998 Operating revenues were $119,327 in 1999 up from $94,529 in 1998. Dividend income was $467,365 with a net interest expense of $29,398, as compared to dividend income of $495,280 with a net interest expense of $179,510 in 1998. In 1999, the Company had a net profit of $314,886 before income taxes versus a loss of $222,455 before income taxes in 1998. Operating revenues have been sharply decreased because of legal actions against Idant Laboratory's semen and blood banking facilities here in New York State. The Company has not yet received any income from the Blood Volume Analyzer, which is in the process of being introduced to hospitals. The Company has been unable to take new clients in its sperm bank or blood bank, but has been able to maintain its current clients. On April 26, 1997 the Company received accreditation from the American Association of Tissue Banks (AATB). The Company became the only sperm banking organization in New

York State to receive this accreditation, and the sixth within the United States. The Company has a $55 million action in the Court of Claims against New York State Department of Health for discriminatory treatment. The case examines the treatment of the New York Blood Center by the New York State Department of Health as compared to the treatment of Idant by the New York State Department of Health. Two managers of the New York Blood Center were sentenced to prison terms in December 1997 by a Federal Court on charges of conspiring to tamper with tests to screen blood for the AIDS virus and other infectious diseases as a way of taking shortcuts. The Company's operating losses are due to actions by Department of Health officials that are opposed to the concept of individuals having the right to store their own blood. The Company is considering moving its semen banking operations out of the State and discontinuing its blood banking operations. The Company expects that as the Blood Volume Analyzer sales increase, the relative significance from blood banking and semen banking services will diminish. Negotiations are taking place between Daxor and the New York State Department of Health to end the current lawsuits. At one time, the Company had planned to develop a manufacturing site for the injection kit for the Blood Volume Analyzer within the State. At the present time, this facility is planned for another State.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 1999 the Company had total assets of $38,491,928 and total liabilities of $6,515,674 with shareholders' equity of $31,976,254. The Company has a net pre-taxed unrealized gain of $14,102,567 and $ 9,307,694 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $37,435,812 with short-term loans of $1,666,434 with 4,752,709 shares outstanding.

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

                                DAXOR CORPORATION
                                -----------------
                                   (Registrant)

DATE: May 14, 1999                      /s/ JOSEPH FELDSCHUH, M.D.
                                            ---------------------------------
                                            JOSEPH FELDSCHUH, M.D.
                                            President

DATE: May 14, 1999                      /s/ DAN WILLINGTON, M.D.
                                            ---------------------------------
                                            DAN WILLINGTON, M.D.
                                            Vice President

DATE: May 14, 1999                      /s/ OCTAVIA ATANASIU
                                            ---------------------------------
                                            OCTAVIA ATANASIU
                                            Treasurer

DATE: May 14, 1999                      /s/ VIRGINIA FITZPATRICK
                                            ---------------------------------
                                            VIRGINIA FITZPATRICK
                                            Secretary