Form 10-Q/A
period 1999-03-31
DAXOR CORP
filed 1999-05-27
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                AMENDED FORM 10-Q

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

    CLASS                              OUTSTANDING AT MARCH 31, 1999
--------------------------------------------------------------------
    COMMON STOCK
PAR VALUE: $.O1 per share                      4,744,809

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                            PAGE
------------------------------------------------------------------------------
          Balance Sheets as at March 31, 1999 and
                   December 31, 1998                                      F-1

          Statement of Income and Consolidated Statement of Income
                   For the Three Months ended March 31,1999 and 1998      F-2

          Statement of Cash Flows and Consolidated Statement
                    of Cash Flows for the Three Months ended
                             March 31, 1999 and 1998                      F-3

          Notes to Financial Statements                                   F-4

DAXOR CORPORATION
BALANCE SHEETS [UNAUDITED]

                                                      March 31,     December 31,
                                                        1999           1998
                                                        ----           ----
ASSETS
--------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                 $   110,237    $    79,511
Marketable Securities at Fair Value
March 31,1999 and  December 31,
1998. (Notes 1 and 2)                                 37,435,812     43,016,243
Accounts receivable                                      159,023        151,234
Accounts receivable-Related parties                       75,979         75,979
Other current assets                                     251,077        261,597
Tax refunds receivable                                     5,881          5,881
                                                     -----------    -----------
Total Current Assets                                  38,038,009     43,590,445

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                            125,815        125,815
Leasehold improvements, furniture
and equipment                                            828,551        823,859
Laboratory equipment                                     275,817        274,418
                                                     -----------    -----------
                                                       1,230,183      1,224,092
Less: Accumulated depreciation and amortization          814,235        796,159
                                                     -----------    -----------
Net equipment and improvements                           415,948        427,933

Other Assets                                              37,971         37,971

Total Assets                                         $38,491,928    $44,056,349
                                                     ===========    ===========

--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities             $    44,186    $    88,594
Loans payable (Notes 1 and 2)                          1,666,434      2,050,549
Other Liabilities                                         10,181         10,384
Deferred Taxes  (Note 1)                               4,794,873      6,602,988
                                                     -----------    -----------
Total  Liabilities                                     6,515,674      8,752,515

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,744,809 March 31,
1999 and 4,752,709  December 31, 1998                     53,097         53,097
Additional Paid in capital                             9,798,232      9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)              9,307,694     12,817,565
Retained earnings                                     16,606,162     16,292,976
Treasury stock                                        (3,788,931)    (3,658,036)
                                                     -----------    -----------
Total Shareholders' Equity                            31,976,254     35,303,834

Total Liabilities and Shareholders' Equity           $38,491,928    $44,056,349
                                                     ===========    ===========

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
                                                    ===========    ===========

Net Income  per Common Equivalent Share             $      0.07    $     (0.05)
                                                    ===========    ===========

See accompanying notes to consolidated financial statements
-----------------------------------------------------------

                             F-2
================================================================================

DAXOR CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                  (Consolidated)
                                                          1,999        1,998
                                                          -----        -----
Cash flows from operating activities:
-------------------------------------
Net income or (loss)                                   $  313,186   ($  236,455)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation equipment and
improvements                                               18,076        15,500
(Gain) loss on sale of investments                       (403,637)     (235,716)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                 (7,789)        5,686
(Increase) decrease in other current assets                10,520      (353,496)
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                (44,408)      364,142

                                                       ----------   -----------
Total adjustments                                        (427,238)     (203,884)

                                                       ----------   -----------
Net cash (used in) operating activities                  (114,052)     (440,339)
                                                       ----------   -----------

Cash flows from investing activities:
------------------------------------
Payment for purchase of equipment and
improvements                                               (6,091)          (89)
Net cash provided or (used) in purchase
and sale of investments                                   659,855       262,020
Net proceeds (repayments) of loans from
brokers used to purchase investments                     (384,115)   (1,250,435)
Proceeds from "short sales" not closed                      6,024         9,256
Net cash provided by / (used in)
                                                       ----------   -----------
investing activities                                      275,673      (979,248)
                                                       ----------   -----------

Cash flows from financing activities
------------------------------------
Payment for purchase of treasury stock                   (130,895)
Receipt from reissuance of treasury stock                             1,494,950
                                                       ----------   -----------
Net cash provided by / (used in) financing activities    (130,895)    1,494,950
                                                       ----------   -----------
Net increase (decrease) in cash and
cash equivalents                                           30,726        75,363
Cash and cash equivalents at beginning of year             79,511        60,768
                                                       ----------   -----------
Cash and cash equivalents at end of period             $  110,237   $   136,131
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


                                 March 31, 1999
                                 --------------

Type of                                          Unrealized        Unrealized
security    Cost              Fair Value        Holding gains     holding losses
--------    ----              ----------        -------------     --------------

Equity    $23,318,386        $37,420,912        $15,693,934        $ 1,591,408

Debt           14,859             14,900                246                205
        ------------------------------------------------------------------------

Total     $23,333,245        $37,435,812        $15,694,180        $ 1,591,613
          ===========        ===========        ===========        ===========


                               December 31, 1998
                               -----------------

Type of                                          Unrealized         Unrealized
security      Cost             Fair Value       Holding gains     holding losses
--------      ----             ----------       -------------     --------------

Equity     $23,595,690        $43,016,243        $20,441,847       $ 1,021,294

Debt                 0                  0                  0                 0
        -----------------------------------------------------------------------
Total      $23,595,690        $43,016,243        $20,441,847       $ 1,021,294
           ===========        ===========        ===========       ===========


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

Item 1.
Legal Proceedings

The Company has settled its lawsuits with the New York State Department of Health. These settlements were described in the 1998 10K. As a result of the settlement, the Company received new licenses in February 1999 for its Semen Bank, Blood Bank and laboratory.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.
RESULTS OF OPERATIONS

Three months ended March 31, 1999 as compared with three months ended March 31, 1998.

     For the three months ended March 31, 1999, total revenues were $990,329, up from $825,525 in 1998. Operating revenues were $119,327 in 1999 up from $94,529 in 1998. Dividend income was $467,365 with a net interest expense of $29,398, as compared to dividend income of $495,280 with a net interest expense of $179,510 in 1998. In 1999, the Company had a net profit of $314,886 before income taxes versus a loss of $222,455 before income taxes in 1998. Operating revenues have been sharply decreased because of limited operations in the Company's semen, blood banking laboratory sections. These operations functioned on a limited basis during the first six weeks of 1999. These facilities received new licenses in February 1999 (see legal proceedings) The Company has not yet received any income from the Blood Volume Analyzer, which is in the process of being tested in hospitals. The Company anticipates that sales related to the Blood Volume Analyzer will become a major source of income for the Company.

LIQUIDITY AND CAPITAL RESOURCES

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

           In October 1998 the Company acquired the assets of the Wellport Corporation which manufactures the Company's special quantitative injection syringe which is used in conjunction with the BVA-100. The Company leases approximately 11,000 square feet of space in Rochester, New York for these operations.

           The Company has adequate resources for the marketing of its Blood Volume Analyzer and the liquid capital to sustain its blood bank. If the Company were to expand its blood banking operations on a full scale, nation-wide basis, it would require additional capital. The Company plans to focus its financial reserves primarily on developing and marketing the Blood Volume Analyzer.

           The Company did not file any reports on form 8-K during the first three months of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DAXOR CORPORATION
                                -----------------
                                  (Registrant)

DATE: May 14,1999                      /s/ Joseph Feldschuh
-----------------                      -----------------------------
                                              JOSEPH FELDSCHUH, M.D.
                                              President

DATE: May 14,1999                       /s/ Dan Wellington
-----------------                       ----------------------------
                                              DAN WELLINGTON
                                              Vice President

DATE: May 14,1999                       /s/ Octavia Atanasiu
-----------------                       ----------------------------
                                              OCTAVIA ATANASIU
                                              Treasurer

DATE: May 14,1999                       /s/ Virginia Fitzpatrick
-----------------                       ----------------------------
                                              VIRGINIA FITZPATRICK
                                              Secretary