Form 10-Q
period 1999-06-30
DAXOR CORP
filed 1999-08-13
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                         FOR QUARTER ENDED JUNE 30, 1999
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

         CLASS                              OUTSTANDING AT JUNE 30, 1999
------------------------------------------------------------------------
         COMMON STOCK
PAR VALUE: $.O1 per share                            4,725,309

PART I.   FINANCIAL INFORMATION
          ---------------------

ITEM 1.   FINANCIAL STATEMENTS                                         PAGE
          -----------------------------------------------------------------

          Balance Sheets as at June 30, 1999 and
               December 31, 1998                                        F-1

          Statement of Income and Consolidated Statement of Income
               For the Three and Six Months ended June 30,1999
               And 1998                                                 F-2

          Statement of Cash Flows and Consolidated Statement
               Of Cash Flows for the Six Months ended
                   June 30, 1999 and 1998                               F-3

          Notes to Financial Statements                                 F-4

DAXOR CORPORATION
BALANCE SHEETS [UNAUDITED]

                                                                 June 30,                 December 31,
                                                                   1999                      1998
                                                                   ----                      ----
ASSETS
=======================================================================================================
CURRENT ASSETS
Cash                                                             $     34,092             $      79,511
Marketable Securities at Fair Value
June 30,1999 and  December 31,
1998. (Notes 1 and 2)                                              40,321,565                43,016,243
Accounts receivable                                                   141,931                   151,234
Accounts receivable-Related parties                                    75,979                    75,979
Other current assets                                                  249,571                   261,597
Tax refunds receivable                                                  5,881                     5,881
                                                                   ----------               -----------
Total Current Assets                                               40,829,019                43,590,445

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                                         125,815                   125,815
Leasehold improvements, furniture
and equipment                                                         838,854                   823,859
Laboratory equipment                                                  275,817                   274,418
                                                                   ----------               -----------
                                                                    1,240,486                 1,224,092
Less: Accumulated depreciation and amortization                       832,311                   796,159
                                                                   ----------               -----------
Net equipment and improvements                                        408,175                   427,933

Other Assets                                                           43,990                    37,971

Total Assets                                                     $ 41,281,184              $ 44,056,349
                                                                 ============              ============

=======================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
=======================================================================================================
CURRENT LIABILITIES
Accounts payable and accrued liabilities                           $   61,481               $    88,594
Loans payable (Notes 1 and 2)                                       1,969,474                 2,050,549
Other Liabilities                                                      17,006                    10,384
Deferred Taxes  (Note 1)                                            5,789,898                 6,602,988
                                                                   ----------               -----------
Total  Liabilities                                                  7,837,859                 8,752,515

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,725,309 June 30,
1999 and 4,752,709 December 31, 1998                                   53,097                    53,097
Additional Paid in capital                                          9,798,232                 9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)                          11,239,213                12,817,565
Retained earnings                                                  16,397,863                16,292,976
Treasury stock                                                     (4,045,080)               (3,658,036)
                                                                   ----------               -----------
Total Shareholders' Equity                                         33,443,325                35,303,834

Total Liabilities and Shareholders' Equity                       $ 41,281,184              $ 44,056,349
                                                                 ============              ============

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED

                                                                           JUNE 30,                      JUNE 30,

                                                                     1999             1998           1999             1998
                                                                     ----             ----           ----             ----
REVENUES:
------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                $ 104,800       $ 90,613      $ 224,127          $  185,142
Dividend income                                                     560,430        529,045        922,995           1,024,325
Gains (losses) on sale
of securities                                                       (6,443)        114,148        397,194             349,864
Gains (losses) on sale
of options and commodities
                                                         ---------------------------------------------------------------------

Total Revenues                                                      658,787        733,806      1,544,316           1,559,331
------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
------------------------------------------------------------------------------------------------------------------------------
Operations of Laboratories                                       352,183           262,747        719,137             413,476
Selling, General, and
Administrative                                                   380,371           173,970        659,462             891,711
Interest expense, net of
interest income                                                   28,920           241,245         58,318             420,755
                                                         ---------------------------------------------------------------------

Total Costs and Expenses                                         761,474           677,962      1,436,917           1,725,942
                                                         ---------------------------------------------------------------------

Net Income (Loss) Before Income
Taxes                                                             (102,687)         55,844        107,399            (166,611)

Provision for income taxes                                             812                          2,512              14,000
                                                         ---------------------------------------------------------------------
Net Income (Loss)                                               $ (103,499)        $55,844       $104,887           $(180,611)
                                                         =====================================================================

Weighted Average Number of Shares
Outstanding                                                      4,727,476       4,696,376      4,737,859           4,757,376

Net Income of (Loss) per Common
Equivalent
Share                                                            $  (0.02)           $0.01          $0.02            $ (0.04)
                                                         =====================================================================

See accompanying notes to financial statements
---------------------------------------------------------

DAXOR CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE SIX MONTHS ENDED

                                                                                    JUNE 30,                 JUNE 30,
                                                                                      1999                     1998
                                                                                      ----                     ----
Cash flows from operating activities:
-------------------------------------
Net income or (loss)                                                                $  104,887             ($180,611)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation equipment and
improvements                                                                            36,152                  31,000
(Gain) loss on sale of investments                                                    (397,194)               (349,864)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                                               9,303                  12,615
(Increase) decrease in accounts receivable- Related Parties                                  -                  28,371
(Increase) decrease in other current assets                                             12,026                 (43,772)
(Increase) decrease in other assets                                                     (6,019)
Increase (decrease) in accounts payable, accrued
and other liabilities net of "short sales"                                             (26,613)                (87,469)
                                                                                     ---------              ----------
Total adjustments                                                                     (372,345)               (409,119)
                                                                                     ---------              ----------
Net cash (used in) operating activities                                               (267,458)               (589,730)
                                                                                     ---------              ----------

Cah flows from investing activities:
------------------------------------
Payment for purchase of equipment and
improvements                                                                           (16,394)                    (89)
Net cash provided or (used) in purchase
and sale of investments                                                                694,203                 433,089
Net proceeds (repayments) of loans from
brokers used to purchase investments                                                   (81,075)             (1,288,313)
Proceeds from "short sales" not closed                                                  12,349                   1,953
                                                                                     ---------              ----------
Net cash provided by / (used in)
investing activities                                                                   609,083                (853,360)
                                                                                     ---------              ----------
Cash flows from financing activities
------------------------------------
Payment for purchase of treasury stock                                                (387,044)
Receipt from reissuance of treasury stock                                                                    1,494,950
                                                                                     ---------              ----------
Net cash provided by / (used in) financing activities                                 (387,044)              1,494,950
                                                                                     ---------              ----------
Net increase (decrease) in cash and
cash equivalents                                                                       (45,419)                 51,860
Cash and cash equivalents at beginning of year                                          79,511                  60,768
                                                                                     ---------              ----------
Cash and cash equivalents at end of period                                             $34,092                $112,628
                                                                                     =========              ==========
See accompanying notes to financial statements

                              DAXOR CORPORATION

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30,1999, and December 31, 1998, the results of operations for the three and six months ended June 30,1999 and 1998 and cash flows for the three months ended March 31,1999 and 1998. All significant intercompany transactions and balances have been eliminated in consolidation.

(1)  MARKETABLE SECURITIES

     Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of June 30, 1999 and December 31, 1998 being increased approximately 73.11 % and 82.30 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

     The following tables summarize the company's investments as of:

                                                             June 30, 1999
                                                             -------------
Type of                                                                             Unrealized                   Unrealized
security                              Cost                Fair Value              Holding gains                holding losses
--------                              ----                ----------              -------------                --------------
Equity                              $23,277,595            $40,311,565                 $18,117,644                    $1,083,671
------
Debt                                     14,859                 10,000                         -0-                         4,859
----
                                    --------------------------------------------------------------------------------------------
Total                               $23,292,454            $40,321,565                 $18,117,644                    $1,088,530
-----                               ===========            ===========                 ===========                    ==========


                                                        December 31, 1998
                                                        -----------------
Type of                                                                            Unrealized                   Unrealized
security                              Cost                Fair Value              Holding gains                holding losses
--------                              ----                ----------              -------------                --------------

Equity                              $23,595,690            $43,016,243                 $20,441,847                    $1,021,294
------

Debt                                          0                      0                           0                             0
----                                --------------------------------------------------------------------------------------------
Total                               $23,595,690            $43,016,243                 $20,441,847                    $1,021,294
-----                               ===========            ===========                 ===========                    ==========

     At June 30, 1999 the securities held by the Company had a market value of $40,321,565 and a cost basis of $23,292,454 resulting in a net unrealized gain of $ 17,029,111 or 73.11% of cost.

     At December 31, 1998, the securities held by the Company had a market value of $43,016,243 and a cost basis of $23,595,690 resulting in a net unrealized gain of $19,420,553 or 82.30% of cost.

     At June 30, 1999 and December 31, 1998 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  LOANS PAYABLE

     As at June 30, 1999 and December 31, 1998, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 7.5%.

     Short term margin debt due to brokers secured by the Companies marketable securities, totaled $969,474 at June 30, 1999 and $1,050,549 at December 31, 1998.

Part II OTHER INFORMATION
-------------------------

Item 1.
-------
Legal Proceedings
-----------------

None

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.
-------

RESULTS OF OPERATIONS
---------------------

Six months ended June 30, 1999 as compared with six months ended June 30, 1998.
-------------------------------------------------------------------------------

     For the six months ended March 31, 1999, total revenues were $1,544,316 down from $1,559,331 in 1998. Operating revenues were $224,127 up from $185,142 in 1998. Dividend income was $922,995 with a net interest expense of $58,318, as compared to dividend income of $1,024,325 with a net interest expense of $420,755 in 1998. In 1999, the Company had a net profit of $107,399 before income taxes versus a loss of $166,611 before income taxes in 1998. Operating revenues have been sharply decreased because of limited operations in the Company's semen, blood banking laboratory sections. These operations functioned on a limited basis during the first six weeks of 1999. These facilities received new licenses in February 1999. The Company has not yet received any income from the Blood Volume Analyzer, which is in the process of being tested in hospitals. The Company anticipates that sales related to the Blood Volume Analyzer will become a major source of income for the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 1999 the Company had total assets of $41,281,184 and total liabilities of $7,837,859 with shareholders' equity of $33,443,325. The Company has a net pre-taxed unrealized gain of $19,420,553 and $11,239,213 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $40,321,565 with short-term loans of $1,969,474 with 4,725,309 shares outstanding.

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

     The Company did not file any reports on form 8-K during the first six months of 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DAXOR CORPORATION
                              -----------------
                                 (Registrant)

DATE: August 12,1999                      /s/ Joseph Feldschuh, M.D.
--------------------                      -------------------------------
                                                  JOSEPH FELDSCHUH, M.D.
                                                  President

DATE: August 12,1999                       /s/ Dan Wellington
--------------------                       ------------------------------
                                                   DAN WELLINGTON
                                                   Vice President

DATE: August 12,1999                       /s/ Octavia Atanasiu
--------------------                       ------------------------------
                                                    OCTAVIA ATANASIU
                                                    Treasurer

DATE: August 12,1999                       /s/ Virginia Fitzpatrick
--------------------                       ------------------------------
                                                     VIRGINIA FITZPATRICK
                                                     Secretary