Form 10-Q
period 1999-09-30
DAXOR CORP
filed 1999-11-15
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1999

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

         CLASS                              OUTSTANDING AT SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
         COMMON STOCK
PAR VALUE: $.01 per share                            4,713,109

PART I.   FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS                                             PAGE
--------------------------------------------------------------------------------
             Balance Sheets as at September 30, 1999 and
                      December 31, 1998                                     F-1


             Consolidated Statements of Income For the Three
                      and Nine Months ended September 30,1999 and 1998      F-2

             Consolidated Statement of Cash Flows for the Nine Months
                       ended September 30, 1999 and 1998                    F-3


             Notes to Financial Statements                                  F-4

DAXOR CORPORATION
BALANCE SHEETS [UNAUDITED]

                                                        (Consolidated)
                                                         September 30,            December 31,
                                                              1999                    1998
                                                              ----                    ----
ASSETS
----------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                      $    24,676             $    79,511
Marketable Securities at Fair Value
September 30,1999 and  December 31,
1998. (Notes 1 and 2)                                      37,985,527              43,016,243
Accounts receivable                                           142,324                 151,234
Accounts receivable-Related parties                            75,979                  75,979
Other current assets                                          329,202                 261,597
Tax refunds receivable                                          5,881                   5,881
                                                          -----------             -----------
Total Current Assets                                       38,563,589              43,590,445

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                                 125,815                 125,815
Leasehold improvements, furniture
and equipment                                                 796,871                 823,859
Laboratory equipment                                          275,817                 274,418
                                                          -----------             -----------
                                                            1,198,503               1,224,092
Less: Accumulated depreciation and amortization               846,688                 796,159
                                                          -----------             -----------
Net equipment and improvements                                351,815                 427,933

Other Assets                                                   43,990                  37,971

Total Assets                                              $38,959,394             $44,056,349
                                                          ===========             ===========

----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities                  $    30,222             $    88,594
Loans payable (Notes 1 and 2)                               2,099,199               2,050,549
Other Liabilities                                              21,464                  10,384
Deferred Taxes (Note 1)                                     5,000,710               6,602,988
                                                          -----------             -----------
Total Liabilities                                           7,151,595               8,752,515

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,713,109 September 30,
1999 and 4,752,709  December 31, 1998                          53,097                  53,097
Additional Paid in capital                                  9,798,232               9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)                   9,707,260              12,817,565
Retained earnings                                          16,447,528              16,292,976
Treasury stock                                             (4,198,318)             (3,658,036)
                                                          -----------             -----------
Total Shareholders' Equity                                 31,807,799              35,303,834

Total Liabilities and Shareholders' Equity                $38,959,394             $44,056,349
                                                          ===========             ===========

See accompanying notes to financial statements

                                DAXOR CORPORATION
                             CONSOLIDATED STATEMENTS
                              OF INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED             NINE MONENDEDNDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,

                                                               1999            1998           1999          1998
                                                               ----            ----           ----          ----
REVENUES:
----------------------------------------------------------------------------------------------------------------------
Operating revenues                                          $  209,430      $   74,161     $  433,557     $  259,303
Other revenues                                              $   39,208                     $   39,208
Dividend income                                                464,547         451,323      1,387,542      1,475,648
Gains (losses) on sale
of securities                                                   (9,077)          3,505        388,117        353,369


                                                     -----------------------------------------------------------------

Total Revenues                                                 704,108         528,989      2,248,424      2,088,320
----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
----------------------------------------------------------------------------------------------------------------------
Operations of Laboratories                                     254,481         203,347        973,618        616,823
Selling, General, and
Administrative                                                 358,443         299,340      1,017,905      1,191,051
Interest expense, net of
interest income                                                 41,519          26,709         99,837        447,464
                                                     -----------------------------------------------------------------

Total Costs and Expenses                                       654,443         529,396      2,091,360      2,255,338
                                                     -----------------------------------------------------------------

Net Income (Loss) Before Income
Taxes                                                           49,665            (407)       157,064       (167,018)

Provision for income taxes                                           -               -          2,512         14,000
                                                     -----------------------------------------------------------------

Net Income (Loss)                                           $   49,665      $     (407)    $  154,552     $ (181,018)
                                                     =================================================================

Weighted Average Number of Shares
Outstanding                                                  4,716,876       4,780,709      4,731,198      4,765,153

Net Income of (Loss) per Common Equivalent
Share                                                       $     0.01      $        -     $     0.03     $    (0.04)
                                                     =================================================================

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE NINE MONTHS ENDED

                                                                           September 30,      September 30,
                                                                               1999               1998
                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income or (loss)                                                        $ 154,552          $ (181,018)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation equipment and
improvements                                                                   54,228              46,500
(Gain) loss on sale of investments                                           (388,117)           (353,369)
(Gain) loss on sale of machinery & equipment                                   (1,918)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                                      8,910              14,388
(Increase) decrease in accounts receivable - Related Parties                        -              28,371
(Increase) decrease in other current assets                                   (67,605)            (28,197)
(Increase) decrease in tax refunds receivable                                       -                   -
(Increase) decrease in other assets                                            (6,019)
Increase (decrease) in accounts payable, accrued
and other liabilities net of "short sales"                                    (57,872)           (150,627)
                                                                            ---------          ----------
Total adjustments                                                            (458,393)           (442,934)
                                                                            ---------          ----------
Net cash provided by or (used in) operating activities                       (303,841)           (623,952)
                                                                            ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Payment for purchase of equipment and
improvements                                                                  (26,192)            (52,417)
Proceeds from sale of equipment                                                50,000
Net cash provided or (used) in purchase
and sale of investments                                                       700,023             399,813
Net proceeds (repayments) of loans from
brokers used to purchase investments                                           48,650            (835,158)
Proceeds from "short sales" not closed                                         16,807               7,179
                                                                            ---------          ----------
Net cash provided by or (used in)
investing activities                                                          789,288            (480,583)

Cash flows from financing activities
Payment for purchase of treasury stock                                       (540,282)           (361,500)
Receipt from reissuance of treasury stock                                                       1,494,950
                                                                            ---------          ----------
Net cash provided by or (used in) financing activities                       (540,282)          1,133,450
                                                                            ---------          ----------
Net increase (decrease) in cash and
cash equivalents                                                              (54,835)             28,915
Cash and cash equivalents at beginning of year                                 79,511              60,768

                                                                            ---------          ----------
Cash and cash equivalents at end of period                                  $  24,676          $   89,683
                                                                            =========          ==========

See accompanying notes to financial statements

                                DAXOR CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30,1999, and December 31, 1998, the results of operations for the three and nine months ended September 30,1999 and 1998 and cash flows for the nine months ended September 30,1999 and 1998. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.


(1)  MARKETABLE SECURITIES

         Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of September 30, 1999 and December 31, 1998 being increased approximately 63.19 % and 82.30% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

         The following tables summarize the company's investments as of:

                                                     September 30, 1999
                                                     ------------------

Type of                                                                        Unrealized                   Unrealized
security                          Cost                Fair Value              Holding gains                holding losses
--------                          ----                ----------              -------------                --------------
Equity                    $23,262,698                $ 37,984,627              $16,100,536                   $1,378,607

Debt                           14,859                         900                      -0-                       13,959
                         ----------------------------------------------------------------------------------------------------

Total                     $23,277,557                 $37,985,527              $16,100,536                   $1,392,566
                          ===========                 ===========              ===========                   ==========

                                                     December 31, 1998
                                                     -----------------

Type of                                                                        Unrealized                   Unrealized
security                          Cost                 Fair Value             Holding gains                holding losses
--------                          ----                 ----------             -------------                --------------
Equity                    $23,595,690                $43,016,243              $20,441,847                   $1,021,294

Debt                                0                          0                        0                            0
                         ----------------------------------------------------------------------------------------------------

Total                      $23,595,690                $43,016,243              $20,441,847                   $1,021,294
                           ===========                ===========              ===========                   ==========


         At September 30, 1999 the securities held by the Company had a market value of $37,985,527 and a cost basis of $23,277,557 resulting in a net unrealized gain of $ 14,707,970 or 63.19% of cost.

         At December 31, 1998, the securities held by the Company had a market value of $43,016,243 and a cost basis of $ 23,595,690 resulting in a net unrealized gain of $19,420,553 or 82.30% of cost. .

         At September 30, 1999 and December 31, 1998 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  LOANS PAYABLE

         As at September 30, 1999 and December 31, 1998, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 7.5%.

         Short term margin debt due to brokers secured by the Companies marketable securities, totaled $1,099,199 at September 30, 1999 and $1,050,549 at December 31, 1998.

Part II OTHER INFORMATION


Item 1.
Legal Proceedings

None


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 2.

RESULTS OF OPERATIONS

Nine months ended September 30, 1999 as compared with nine months ended September 30, 1998.

         For the nine months ended September 30, 1999, total revenues were $2,248,424 up from $2,088,320 in 1998. Operating revenues were $433,557 up from $259,303 in 1998. Dividend income was $1,387,542 with a net interest expense of $99,837, as compared to dividend income of $1,475,648 with a net interest expense of $447,464 in 1998. In 1999, the Company had a net profit of $157,064 before income taxes versus a loss of $167,018 before income taxes in 1998. Operating revenues have begun to increase. The Company's semen bank and blood bank operations received new licenses in February 1999. These operations had functioned on a limited basis in 1998 and during the first six weeks of 1999. The Company has had its Blood Volume Analyzer undergoing beta-testing in hospitals and has begun marketing its Blood Volume Analyzer under the reagent loaner plan. Under the reagent loaner plan, a hospital pays a higher fee for the reagent kits but receives the Blood Volume Analyzer as a loan. Income to the Company under such a plan is slower than under a direct equipment purchase plan. The overall potential profit to the Company is greater under the reagent loaner plan than the direct sale plan. However, initial income is lower than under direct sales. The Company has received some income under this plan. The Company anticipates that sales related to the Blood Volume Analyzer will become a major source of income for the Company.

LIQUIDITY AND CAPITAL RESOURCES

                  At September 30, 1999 the Company had total assets of $38,959,394 and total liabilities of $7,151,595 with shareholders' equity of $ 31,807,799. The Company has a net pre-taxed unrealized gain of $14,707,970 and $9,707,260 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $37,985,527 with short-term loans of $2,099,199 with 4,713,109 shares outstanding.

                  The Company has adequate resources for the initial marketing of its Blood Volume Analyzer. There are an estimated 6400 hospitals in the United States and 2000 imaging centers that are potential candidates for using the Blood Volume Analyzer. If the reagent loaner plan became the dominant mode of marketing the Company's equipment, then the company might require additional capital. The Company has adequate capital to sustain its blood banking and semen banking operations. If the Company were to expand its blood banking operations on a full scale, nation-wide basis, it would require additional capital. The Company plans to focus its financial reserves primarily on developing and marketing the Blood Volume Analyzer.

                  The Company did not file any reports on form 8-K during the first nine months of 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                DAXOR CORPORATION
                                  (Registrant)




DATE: November 12, 1999                      /s/
                                                --------------------------
                                                  JOSEPH FELDSCHUH, M.D.
                                                  President


DATE: November 12, 1999
                                             /s/
                                                --------------------------
                                                  DAN WELLINGTON
                                                  Vice President


DATE: November 12, 1999
                                             /s/
                                                --------------------------
                                                  OCTAVIA ATANASIU
                                                  Treasurer


DATE: November 12, 1999
                                             /s/
                                                --------------------------
                                                  VIRGINIA FITZPATRICK
                                                  Secretary