Form 10-K
period 1999-12-31
DAXOR CORP
filed 2000-04-20
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED                             COMMISSION FILE NUMBER
  December 31, 1999                                                 0-12248

                                Daxor Corporation
             (Exact name of Registrant as specified in its charter)

            New York                                        13-2682108
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

                         Yes (X)                No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of March 28, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 35,205,640. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $ 23.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 28, 2000: 4,692,909 shares.

Documents incorporated by reference: The information required by Part III is incorporated by reference from the proxy statement for the 1999 Annual Meeting of Shareholders.

PART I.
Item 1.  Business

Daxor Corporation is a medical device manufacturing Corporation with additional biotech services. The company was originally founded for cryobanking services. For the past 15 years, its major focus has been on the development of a rapid, accurate system to measure human blood volume. The company developed a system called the BVA-100 which is used in conjunction with a single use diagnostic injection and collection kit. The company maintains a website, www.daxor.com which describes its operations.

In mid-1998, the company achieved marketing clearance from the FDA for the instrument and its kit. At the year end 1998 and throughout 1999 the blood volume analyzer underwent beta-testing in a number of major hospitals. Test results from these sites indicated that the blood volume analyzer was accurate and provided information that was important in a wide variety of acute and chronic medical and surgical situations. The Company acquired a manufacturing facility for the injection kit components in Rochester, N.Y. The blood volume analyzer is manufactured for the Company. The Company has received United States, European Common Market, and Japanese patents for its system. In 1999, and the first quarter of the year 2000, the company has begun marketing its blood volume analyzers under three different programs. These include direct sale of an instrument, leasing of an instrument, or a reagent sale/instrument loaner plan. These plans provide flexibility to potential users in acquiring an instrument.

Blood volume measurement has been available for more than 50 years in formats which required as much as two to six hours of technician time with variable degrees of accuracy. Because of the time required, certain technical shortcuts were used which reduced the accuracy of the measurement. An additional problem was the inability to derive an accurate normal blood volume for a specific individual. Measurement of blood volume is achieved by the use of an indicator or tracer which is injected into a patient which is then followed by the collection of timed samples. The volume of blood in a patient is inversely proportional to the dilution of the tracer. The measurement while relatively simple in principle, has been difficult to perform accurately and rapidly because of the high degree of precision required in each step. The standard practice requires the hospital or user to prepare an exactly matching set of standards and tracer injectate with precise and complete injection of the tracer. Because of the difficulty in achieving this type of precision blood volume measurements are performed in only a small minority of hospitals in the United States. The standard tests used in anemia, the hemoglobin or the hematocrit measures the thickness and not the volume of an individual's blood. These surrogate or proxy tests are well known to be misleading in many situations where a blood volume is abnormal. In acute situations, for example, during surgical blood loss or after trauma, it may take 24 to 72 hours for the hematocrit to accurately or reasonably reflect the degree of blood loss. Pulmonary Artery Catheterization (PAC) which involves the insertion of a catheter into a vein through the right chambers of the heart has frequently been used as a surrogate technique to evaluate blood volume in critically ill patients. Pulmonary Artery Catheterization measures pressure directly but not volume. In 1999, the Lutheran Medical Center presented its research on the first direct comparison of actual blood volume measurements on patients with PAC. Their findings confirmed that PAC could be inaccurate and misleading in patients who had significant blood volume deficits. Hypovolemia or low blood volume can be particularly dangerous during surgery and may lead to sudden severe drops in blood pressure. Such a drop in blood pressure, also known as shock, is associated with strokes, heart attacks or even sudden death.

The Company has received preliminary reports on the use of the blood volume analyzer in septic or toxic shock. Septic shock is associated with death rates as high as 40-70%. A medical center using the BVA-100 reported preliminary results in patients diagnosed with septic shock who were found to have unanticipated low blood volume. The patients who were treated with fluids and blood to restore their blood volume, to normal levels had a markedly reduced death rate. These findings if verified on a larger scale would be very important for marketing the blood volume analyzer. The Company anticipates the publication of these findings in the near future. A primary goal of the Company is to have the blood volume analyzer become a standard of care within hospitals as part of the decision-making process for administration of blood and intravenous therapy. If these preliminary findings in the treatment of septic shock are verified, it could be expected to have a significant impact on hospital demand for obtaining a blood volume analyzer. Septic shock is a common daily occurrence in all hospitals.

In extreme emergencies, preliminary blood volume measurements are available within 15 to 20 minutes. Final results accurate to 98% can be available within 30 to 40 minutes. The instrument will also calculate the normal blood volume for a specific individual. The normal blood volume for an individual is related to a complex interplay of height and weight. The instrument provides these calculations. The instrument will calculate the deficit or excess of both the red cells and the plasma. The provision of this type of data in the opinion of the Company will provide critical information in a timely fashion not only in surgery but in other conditions such as heart failure and kidney failure. The Company believes that, if its blood volume measurement equipment were available in a hospital, it would be feasible for the hospital to routinely perform a blood volume test on every patient for whom a blood transfusion appeared to be indicated. There are over 4 million patients who receive blood transfusions every year.

The largest potential use for the Blood Volume Analyzer, is for evaluation and treatment of outpatients medical problems. Many disease conditions result in alterations of blood volume which may have serious consequences for the patient. A recent Mayo Clinic study estimated that there are 50 million Americans who have hypertension. Hypertension is caused primarily by two variables. There is either too much blood (hypervolemia) or fluid retention within the circulation or too much vasoconstriction (tightening of the blood vessels). Diuretics are one major category of drugs used to treat hypertension. Diuretics cause the kidney to excrete salt and water and thereby decreasing the blood volume and lowering the blood pressure. A second major category of medications is vasodilators. These drugs relax the blood vessels, or vasoconstriction, and lower the blood pressure. Within each of these two major categories are drugs which work by different mechanisms but they all essentially fall into one of these two main therapeutic categories, diuretics or vasodilators. Treatment is often a trial and error approach because neither vasoconstriction or blood volume is actually measured in a patient (with rare exception). One of the most serious complications of hypertension is loss of kidney function (renal failure) which may require a patient to undergo permanent renal dialysis. Over the past year, the company has received reports on patients treated for hypertension with diuretics, who have a low blood volume. The physicians treating these patients reduced or removed the diuretic therapy. African-Americans have been reported to have significantly higher rates of strokes, and kidney failure as compared to whites for comparable levels of elevated blood pressure. Diuretic therapy would be expected to be beneficial for patients whose elevated blood pressure is caused by an expanded blood volume and would be expected to be harmful for patients whose high blood pressure is accompanied by low blood volume. At the present time, there is inadequate data to determine whether African Americans as a group are more likely to be individuals treated with diuretics. It is well known that diuretics can cause blood volume to decrease to the point of causing disruption of kidney function. The kidney is particularly vulnerable to low blood volume. Kidney failure is a common complication of severe low blood volume. Medications which cause low blood volume, may contribute to premature renal failure. The measurement of blood volume in the treatment of hypertension may help prevent these types of complications. By measuring the blood volume within the patient, the physician can make a more rational or scientific choice in regard to the medical choice of therapy administered.

It is estimated that there are 5 millions individuals that are treated annually for congestive heart failure. The January 2000 issue of the American College of Cardiology reported on a series of patients treated for congestive heart failure who had low blood volume and were decompensated. Over-treatment of congestive heart failure is very difficult to detect and symptoms of over-treatment can be confused with the primary disease itself. It is estimated that $38 billion is spent annually on treatment for congestive heart failure. Congestive heart failure is the number one reason for admission to hospitals in the US for patients over 65 years of age. $23 billion is spent annually on hospital treatment of congestive heart failure patients. Three thousand patients annually receive heart transplants. The overwhelming majority of patients treated for heart failure must be treated medically with a varied combination of drugs. The blood volume analyzer is currently undergoing testing specifically for utilization in optimizing the treatment for congestive heart failure patients.

According to the Journal of Clinical Geriatrics, one out of every three elderly patients has a condition known as orthostatic hypotension. Orthostatic hypotension is a condition whereby when a person arises from a sitting or reclining position, the blood pressure drops. A sudden drop in blood pressure may cause dizziness or even loss of consciousness. One in eight elderly Americans experiences a hip fracture. It is unknown how many of these hip fractures are caused by patients having a transient drop in blood pressure. A blood volume measurement can help differentiate the cause of orthostatic hypotension. Some patients with low blood volume caused by either low red cell volume or low plasma volume can be treated with medications. Patients who have a normal blood volume with orthostatic hypotension have a condition related to autonomic dysfunction or ineffective control of the constriction of small blood vessels. A medication is also available for this condition. Anemia or low red cell volume is a common occurrence in patient's undergoing chemotherapy for AIDS, or patients undergoing chemotherapy for cancer. Epogen and Procrit which are manufactured by the Amgen Corporation, can provide therapy for such conditions. The standard surrogate tests, hematocrit and hemoglobin may not reflect the full degree of decreased red blood cell volume in such patients. A blood volume measurement can detect low blood volume in such patients which may be contributing to a profound feeling of weakness common in such conditions. Blood volume measurement can detect patients who have unrecognized low blood volume.

The chronic fatigue syndrome is a condition said to affect approximately one million Americans, particularly patients with low blood pressure. Low blood volume has been reported to be a factor in such conditions. The ability to measure blood volume with a high degree of precision and accuracy may identify patients who have low blood volume and are not optimally treated at the present time. Examples of other conditions with blood volume derangements are renal (kidney) failure and syncope (fainting). Measurement of blood volume permits more precise therapy.

In 1998, the medication Viagra, produced by Pfizer for erectile dysfunction was associated with sudden death in a limited number of cases in patients who used vasodilators such as Nitrates. Unrecognized low blood volume was suspected as a possible factor in some of these cases. The company is currently conducting a small study on blood volume measurements on potential Viagra users who might benefit from a blood volume measurement prior to Viagra use.

The Company believes that the most significant market for its blood volume measurement equipment consists of approximately 8,500 hospitals and Radiology Imaging Centers in the United States. The Company believes that there is an additional international market of 10 to 14,000 potential users of its BVA-100. Blood volume measurement is an approved test with six separate CPT codes. Reimbursement has been received from a number of insurance companies for measurement of blood volume using the BVA-100. Reimbursement is particularly important for hospitals because hospitals may receive reimbursement and income from non-hospitalized patients who undergo blood volume measurement.

SCIENTIFIC MEDICAL SYSTEMS SUBSIDIARY (wholly owned by Daxor)

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

Utilizing cryobiology technology, frozen blood has been shown to be capable of being stored for up to 20 years. The present donor system of blood transfusions presents risks to those individuals receiving blood. This is a risk which can be avoided by utilizing one's previously stored blood. There are approximately 15-18 million blood transfusions administered annually to 4 million patients.

Compounding the risks of infection and other complications, is the frequent withholding of blood from severely anemic patients by their physicians because of these known risks of transfusion. It is a common medical practice to replace the first three pints of lost blood with three pints of sterile water or their equivalent. This problem has not been brought to public attention, but is widely known among physicians who have treated patients who have lost blood. The number of patients who suffer major complications, including sudden death, from under-transfusion is unknown but significant. Patients who have decreased blood volume are termed 'Hypovolemic'. The Blood volume Analyzer has the potential to detect such individuals before complications from under-transfusion occurs. Physicians who fear the complications of transfusion with potentially contaminated blood do not have these concerns when patients use autologous blood (self-storage).

The Company believes that an educational process will be required to establish the desirability of autologous blood storage and to overcome opposition to any change in the current blood banking system from established tax-exempt (non-profit) and profit-making entities. The company believes that it can work with some voluntary blood banks to establish joint marketing of long term frozen personal blood storage programs.

Blood Banking services are provided by a broad spectrum of organizations. Approximately one-half of the blood supply used for transfusions is supplied by the American Red Cross and its affiliates. The other portion is supplied by various other tax-exempt and for-profit organizations. Some hospitals operate their own donor services, but require the services of outside vendors such as the Red Cross for adequate supplies of blood products. At the present time there are no other organizations providing long-term personal frozen blood storage in the Northeastern United States. It is the company's intentions to form alliances with other short-term donor blood banks to expand frozen personal blood storage services. The Company views personal blood storage as a supplement to and not as a competition to other existing blood donor services.

Idant (Division of Scientific Medical Systems, subsidiary of Daxor Corporation) Semen (Sperm) Banking

Idant, in 1985, was the first semen bank to institute an AIDS quarantine period for frozen semen. Viruses such as HIV and hepatitis B or C may be undetectable for up to 6 months in infected individuals. By freezing the semen of donors and retesting the donor 6 months later the risk of hepatitis or AIDS can be virtually eliminated. In 1989, New York State and a number of other states enacted laws requiring sperm banks to freeze and quarantine sperm for a minimum of six months with donors being tested at the beginning and at the end of the six-month period. By storing semen from a large cross-section of sperm donors, Idant can closely match the physical characteristics of the sperm donor. The Company maintains a complete physical description of each donor on file and matches multiple physical characteristics and additional special characteristics sought by the family to those of the sterile father. The Company also provides, on request, special screening for rare hereditary recessive genetic traits. The increased likelihood of a child who resembles his recipient father can make the child, who results from artificial insemination, much more psychologically acceptable to the father.

Storage of Sperm for Personal Use

Idant pioneered both the technology and the commercial application of long-term preservation of human sperm for use in artificial insemination. The division has provided frozen semen services to physicians worldwide. Idant holds approximately 55,000 human semen units in long-term storage at its central New York City facility. The Company has the only semen bank in the state of New York, out of more than 50 licensed banks, which is accredited by the American Association of Tissue Banks. The Company's sperm bank facilities contain stored sperm, which should remain viable for many years. Semen stored for 23 years, at minus 321 degrees, has shown minimal change (the Company has had documented normal births from semen stored 16 years). The Company's facilities are used by men who, for a variety of reasons, anticipate impairment of their ability to father children and by men who have been found to be marginally fertile. These men may now be able to have children by use of techniques that increase their fertility by treating their sperm to artificially inseminate their partners. The facilities are also used by men who plan to undergo sterilization by vasectomy, but who believe that they might desire children in the future. Artificial insemination using stored sperm is much more effective and less expensive than present techniques of vasectomy reversal. In addition, patients with a variety of diseases, including many types of cancer, store semen prior to undergoing treatment by chemotherapy or radiation. By utilizing cryogenic preservation facilities, these patients, who are frequently in their teens or twenties, will be able to father their own children after cancer treatment, despite the high risk of sterility and birth defects associated with treatments. The Company receives referrals for these services from multiple sources, primarily physicians.

The Company uses a customized carousel canister system in its sperm bank storage system. This permits retrieval of specimens from lower levels without removal of upper specimens. Only a few other sperm banks in the U.S. are known to have such a system. Most other banks use a "rack and cane" pull-up system, which requires removal of upper specimens from the tank to retrieve specimens at lower levels. In such a bank, a specimen may be exposed to a temperature change of -321(degrees)F (the temperature of the liquid nitrogen) to room temperature of 78(degrees)F more than 100 times during its storage lifetime. This will result in a gradual degradation of the specimen. In the Idant system the specimen remains under liquid nitrogen almost continuously while in storage. The Company is aware of only one other semen bank, which uses the carousel system for long term storage of semen. Idant periodically spot-checks its bank storage to test viability of selected specimens of stored semen; results of these spot-checks have shown sperm samples held in excess of 23 years to have almost no loss in viability or change in condition.

Patent and Copyright Protection

The Company has received separate United States patents on its Blood Volume Analyzer (BVA-100) kit. This is the only patent ever issued for an instrument dedicated to the measurement of total human blood volume for a specific individual. The Company received a European patent covering 12 countries. The Company has received a Japanese patent for the BVA-100. This is the first patent ever issued for an instrument in Japan to measure human blood volume. The instrument is designed to work with an injection kit to be manufactured by the Company. It is theoretically possible to use the blood volume analyzer without the kit by preparing the reagents used for the test. However, the cost and time for such preparations would be uneconomical and it is unlikely that a purchaser of the instrument would use it without purchasing the reagent kit. This is the first U.S. patent ever issued for a system, which permits a fixed quantitative amount of isotope to be injected for diagnostic purposes. The injection system was specifically designed for use with the BVA-100. However, it can be used for other diagnostic test purposes where a precise complete quantitative injection of a diagnostic reagent is required. The Company is currently investigating the filing of additional patents involving the BVA-100 system.

Marketing

The Company is marketing its Blood Volume Analyzer either on a direct sale, a lease or an instrument loaner basis to potential users. Users are expected to be primarily hospitals, surgi-centers, and imaging centers (radiology). In addition to direct sales, the Company utilizes an instrument loaner plan coupled with utilization of a specific number of blood volume measurement kits per week. This type of marketing approach is common in the laboratory equipment industry and will permit hospitals to test the Blood Volume Analyzer without first making a commitment to purchase an instrument. The Company also has been demonstrating its equipment at major trade shows such as Nuclear Medicine, Surgical Anesthesiology, and trauma conferences. The Company is also in the process of developing a network of dealers as well as it's own internal sales force. The company has developed a website (http:// www.daxor.com), which contains extensive detail about the BVA-100 blood volume analyzer as well as examples of actual cases (with patient identities removed). The website permits rapid communication between marketing personnel and potential users prior to an onsite visit.

Competition

Blood Volume Analyzer

The medical technology market is intensely competitive. There are, however, no competing instruments manufactured or marketed which perform rapid semi-automatic blood volume analysis, such as the BVA-100. The Company believes that its receipt of a United States, European and Japanese patent for its Blood Volume Analyzer provides significant protection against any future potential competition in the blood volume analysis field. The receipt of the U.S. patent for the injection kit system provides significant additional protection as the Company believes that the kits will be a major source of revenue. The Company believes that its main hindrance to market acceptability will be the need to demonstrate that its blood volume measurement equipment is capable of producing accurate data on a cost effective basis. Test kit costs will be modest relative to the cost of the critical information derived from the test. A blood volume measurement, for example in septic shock can literally mean the difference between life and death in terms of the therapeutic approach to the patient.

Blood Banking

The Idant frozen blood bank is the only facility that provides long term personal blood storage in the Northeastern Untied States.

Semen Banking

There are at least 300 sperm banks in the United States operated by either commercial entities or by academic institutions. The Idant semen bank is the only semen bank in the State of New York out of more than fifty that is accredited by the American Association of Tissue Banks. The Company has developed a web site (http: // www.Idant.com), which will be helpful for marketing purposes.

Regulation

The development, testing, production and marketing of medical devices are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act, and may be subject to regulation by similar agencies in various states and foreign countries. The governing statutes and regulations generally require manufacturers to comply with regulatory requirements designed to assure the safety and effectiveness of medical devices. The FDA clearance for marketing of the Blood Volume Analyzer, BVA-100, and the associated quantitative injection kit marks one of the most important milestones in the history of Daxor. The products manufactured by and for the Company in regard to the BVA-100 are subject to continuing FDA regulations and inspections.

The New York State Department of Health regulates the Company's Idant semen and blood bank within New York State The Idant Semen Bank and Blood Bank are divisions of Scientific Medical Systems, which is wholly owned by the Daxor Corporation. Scientific Medial Systems has its own separate directors. These facilities are subject to regulations and inspections by the New York State Department of Health.

Employees

On March 26, 1999, the Company had 33 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Item 2. Properties

In February 1992, the Company signed a thirteen-year lease for a new facility at the Empire State Building. The initial space was for 6,000 square feet, with option provisions in the lease for up to 24,000 square feet. The company currently occupies approximately 7,500 square feet with an annual rent cost of $273,433.49. In 1998 the company signed a lease for approximately 11,000 of manufacturing and office space in Rochester New York. The lease was signed when Daxor acquired the assets of the Wellport Corporation. Both leases contain CPI escalation clauses.

Item 3. Legal Proceedings

The Company had no litigation in 1999 and no pending lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

            The common stock is traded on the American Stock Exchange under the symbol DXR.

1998

                                               High          Low
                                               ----          ---

      First Quarter......................     16 3/8        12 3/8
------------------------------------------------------------------
      Second Quarter.....................     15            12 5/16
-------------------------------------------------------------------
      Third Quarter......................     14 1/8        11 5/8
------------------------------------------------------------------
      Fourth Quarter.....................     14 7/8        11 1/2



1999

                                               High          Low
                                               ----          ---

      First Quarter......................    15 7/16       13 3/4
-----------------------------------------------------------------
      Second Quarter.....................    14 2/8        11 3/4
-----------------------------------------------------------------
      Third Quarter......................    13 5/16       12 1/8
-----------------------------------------------------------------
      Fourth Quarter.....................    18 1/2        12


On March 27, 1999, the Company had approximately 340 holders of record of the Common Stock. The Company believes there are approximately 2500 beneficial holders.

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

Selected Operations
Statement Data:

                                                                      Year Ended December 31,

                                             1999             1998             1997            1996             1995
                                             ----             ----             ----            ----             ----

Operating revenues                       $   500,969      $   324,192      $   529,737     $   717,308      $ 1,864,552
Other revenues                               $74,407
Dividend income                            1,856,119        1,942,759        2,138,755       2,132,173        2,209,962
Gains (losses) on sale
  investments                                469,595          362,487          144,681          16,354          674,421
                                         -----------      -----------      -----------     -----------      -----------
Total revenues                             2,901,090        2,629,438        2,813,173       2,865,835        4,748,935
                                         -----------      -----------      -----------     -----------      -----------

Costs and expenses:
Operations of laboratories &
  costs of production                        833,751          961,031          628,729         819,722        1,041,275
Selling, general and
  administrative                           2,016,004        1,561,159        2,161,626       2,080,969        2,369,660
Interest expenses, net
  of interest income                         147,105          484,563          167,452          74,175         (113,973)
                                         -----------      -----------      -----------     -----------      -----------
Total costs and expenses                   2,996,860        3,006,753        2,957,807       2,974,866        3,296,962
                                         -----------      -----------      -----------     -----------      -----------

Net income or (loss) before
  income taxes                               (95,770)        (377,315)        (144,634)       (109,031)       1,451,973
Provision for income taxes                     1,380           43,145           14,219           3,134          164,858
                                         -----------      -----------      -----------     -----------      -----------

Net income or (loss)                     $   (97,130)     $  (420,460)     $  (158,853)    $  (112,165)     $ 1,287,115
                                         ===========      ===========      ===========     ===========      ===========

Weighted average number of
  shares outstanding                       4,721,492        4,762,542        4,696,876       4,722,709        4,872,481
                                         -----------      -----------      -----------     -----------      -----------

Net income per common
  equivalent share                       $     (0.02)     $     (0.09)     $     (0.03)    $     (0.02)     $      0.26
                                         ===========      ===========      ===========     ===========      ===========

--------------------------------------------------------------------------------

Selected Balance Sheet Data:

                                                                      Year Ended December 31,

                                             1999             1998             1997            1996             1995
                                             ----             ----             ----            ----             ----

Working capital                           28,869,309       34,837,930       32,501,404      31,306,579       31,598,345

Total assets                              35,846,065       44,056,349       41,322,592      37,288,804       37,744,621

Total liabilities*                         6,566,496        8,752,515        8,404,868       5,507,384        5,691,790

Shareholders' equity                      29,279,569       35,303,834       32,917,724      31,781,420       32,052,831

Return on equity*                            0.00%            0.00%            0.00%            0.00%           4.41%


* Return on equity is calculated by dividing the Company's net income for the period by the shareholders' equity at the beginning of the period.
* Total liabilities include deferred taxes of $3,961,623 for unrealized gains.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Idant Laboratories subsidiary contributed 99%, 100% and 100% of operating revenues in 1999, 1998 and 1997 respectively. The Companies operations in semen banking and blood banking (laboratories) were partially restricted throughout 1998. These operations were restored to full function in February 1999 as part of a negotiated settlement in 1998. The Company in 1999 increased its research and beta-testing of the Blood Volume Analyzer. The potential market for the Blood Volume Analyzer is significantly larger than the Company's current operations. The Company anticipates that proceeds from Daxor's blood volume analyzer will be the primary source of revenue in the immediate future. The first quarter of the year 2000 provided revenue from the blood volume analyzer. The company believes that the potential market for blood volume measurement and analysis is between 15-20 million tests per year. Successful penetration of even a small fraction of the market would significantly change the company's structure. The Company intends to focus its marketing efforts on the Blood Volume Analyzer.

   YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO DECEMBER 31, 1998

   Total revenues were $2,901,090 in 1999, up from the $2,629,438 reported in 1998. Dividend income earned on the Company's securities portfolio was $ 1,856,119, a decrease from the $1,942,759 reported in 1998. Gains on the sale of investments was $469,595 in 1999 as compared to $362,487 in 1998. Net income before income taxes was a loss of $ 97,130 in 1999 vs. $420,460 in 1998.

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

At December 31, 1999, the Company's short-term debt was $2,443,794 vs. $2,050,549 at 1998. At year-end 1999, shareholders' equity was $29,279,569. At year-end 1998, the Company had shareholders' equity of $35,303,834. At December 31, 1999 the Company's security portfolio had a market value of $34,867,286 vs. $43,016,243 in 1998.

During 1998, the Company obtained FDA clearance for marketing the Blood Volume Analyzer, BVA-100. In 1998 The Company purchased the assets of the Wellport Manufacturing Company. This Company had previously manufactured the injection kit. In the initial beta- testing phase of marketing, the Company lent the instrument and supplies to a limited number of teaching hospitals. The company developed a localized sales team to support the testing facilities. In 1999, two instruments were placed on a permanent basis. In the first quarter of 2000, the company began a more active marketing program and either placed or received orders for 12 instruments of which 10 were outright sales. The Company is also involved in discussions with independent medical distributor to market the BVA-100. The Company offers to lease, as well as loan its Blood Volume Analyzer (BVA-100) as part of a reagent purchase plan.

The company is reviewing options to purchase some of the original equipment manufacturers who provide various parts of the BVA-100 Blood Volume Analyzer system. The company may elect to seek additional funding as part of a more rapid nationwide expansion of its medical technology and services. The company believes that it may be a valuable partner to company's which produce blood substitutes as well as companies that produce blood stimulants such a s Epogen. Blood volume measurement would enhance the validation of these products. The Company will actively look to form such marketing alliances.

Year-end 1999, finds the Company in a satisfactory financial position with adequate funds available for its immediate anticipated needs.

                                DAXOR CORPORATION

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                DAXOR CORPORATION

                            by: /s/ Joseph Feldschuh
                                --------------------
                             Joseph Feldschuh, M.D.
                               President and Chief
                                Executive Officer
                              Chairman of the Board

      Dated:     March 31, 1999
            -------------------

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                            Date
---------                            -----                            ----
/s/ Joseph Feldschuh         President and Director              March 31, 1999
--------------------        (Principal Executive Officer)
Joseph Feldschuh, M.D.


/s/ Ron Baldry               Vice President                      March 31, 1999
--------------
Robert Rosenthal

/s/ Octavia Atanasiu         Corporate Treasurer                 March 31, 1999
--------------------         Accounting Supervisor
Octavia Atanasiu            (Principal Financial Officer)

/s/ Virginia Fitzpatrick     Corporate Secretary                 March 31, 1999
------------------------
Virginia Fitzpatrick

/s/ Stephen M. Moss          Director                            March 31, 1999
-------------------
Stephen M. Moss, PhD

/s/ Bruce Hack               Director                            March 31, 1999
--------------
Bruce Hack

/s/ James Lombard            Director                            March 31, 1999
-----------------
James Lombard

/s/ Martin Wolpoff           Director                            March 31, 1999
------------------
Martin Wolpoff



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

Item 14(a) (1).   Index to Financial Statements

The following statements and schedules of Daxor Corporation are submitted herewith:

                                                                            Page
                                                                            ----

Report of Independent Accountants                                           F-1

Financial Statements as at December 31, 1999 and 1998
and for the three years ended December 31, 1999
      Balance Sheets                                                        F-2
      Statements of Income                                                  F-3
      Statements of Shareholders' Equity                                    F-3
      Statements of Cash Flows                                              F-4

Notes to Financial Statements                                               F-5

Schedule I - Marketable Securities - Other Investments - Year ended
      December 31, 1999                                                     F-9

Schedule IX - Short-term Borrowings - Years ended December 31, 1999
      1998, and 1997                                                        F-9

Schedule X - Supplementary Income Statement Information -
Years ended December 31, 1999, 1998, and 1997                               F-9





All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is set forth in the financial statements filed herewith, including notes thereto, and therefore have been omitted.

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying balance sheet and consolidated balance sheet of Daxor Corporation as at December 31, 1999 and 1998, the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item F-9.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Daxor Corporation as at December 31, 1999 and 1998, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

Frederick A. Kaden & Co.


Franklin Square, New York
March 20, 1999

DAXOR CORPORATION
FINANCIAL STATEMENTS
================================================================================
BALANCE SHEETS

                                                        1999            1998
                                                        ----            ----
                                                    Consolidated
                                                    ------------
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                     $67,783        $79,511
Marketable Securities at Fair Value
December 31,1999 and December 31,
1998. (Notes 1 and 2)                                 34,867,286     43,016,243
Accounts receivable (Note 3)                               6,745        151,234
Accounts receivable-Related parties                                      75,979
Other current assets                                     493,991        261,597
Tax refunds receivable                                                    5,881

                                                 ----------------   ------------

Total Current Assets                                 $35,435,805     43,590,445
EQUIPMENT AND IMPROVEMENTS (NOTE 4)
Storage tanks                                            125,815        125,815
Leasehold improvements,furniture
and equipment                                            825,794        823,859
Laboratory equipment                                     275,817        274,418
                                                 -------------------------------
                                                       1,227,426      1,224,092
Less:Accumulated depreciation and amortization           861,156        796,159
                                                 -------------------------------
Net equipment and improvements                           366,270        427,933

Other assets                                              43,990         37,971

Total Assets                                         $35,846,065    $44,056,349
                                                 -------------------------------
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                $127,341        $88,594
Loans payable (Notes 1 and 2)                          2,443,794      2,050,549
Other Liabilities (Note 5)                                33,738         10,384
Deferred Taxes (Note 1)                                3,961,623      6,602,988
                                                 -------------------------------
Total Liabilities                                      6,566,496      8,752,515

Commitments and contingencies (Note 6)

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,692,909 December 31,1999
and 4,752,709 December 31,1998                            53,097         53,097
Additional Paid in Capital                             9,798,232      9,798,232
Net unrealized holding gains on available
for sale securities (Note 1)                           7,690,209     12,817,565
Retained earnings                                     16,195,846     16,292,976
Treasury stock                                        (4,457,815)    (3,658,036)
                                                 -------------------------------
Total Shareholders' Equity                            29,279,569     35,303,834

Total Liabilities and Shareholders' Equity           $35,846,065    $44,056,349
                                                 -------------------------------
See accompanying notes to financial statements

DAXOR CORPORATION
STATEMENTS OF INCOME

                                                                                    Year Ended December 31,

                                                                    (Consolidated)                         (Consolidated)
Revenues:                                                                1999                1998               1997
                                                                         ----                ----               ----
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues (Note 12)                                           $ 500,969            $324,192           $ 529,737
Other revenues                                                            74,407
Dividend income                                                        1,856,119           1,942,759           2,138,755
Gains on sale of securities                                              469,595             362,487             131,618
Gains (losses)on sale of
options and commodities                                                      -                   -                13,063
                                                                    ------------       -------------        ------------
Total revenues                                                         2,901,090           2,629,438           2,813,173
                                                                    ------------       -------------        ------------
------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
------------------------------------------------------------------------------------------------------------------------------------
Operations of Laboratories &
Costs of Productions                                                     833,751             961,031             628,729
Selling, General, and Administrative                                   2,016,004           1,561,159           2,161,626
Interest expense, net of interest income                                 147,105             484,563             167,452
                                                                    ------------       -------------        ------------
Total costs and expenses                                               2,996,860           3,006,753           2,957,807
                                                                    ------------       -------------        ------------
Net Loss Before Income Taxes                                             (95,770)           (377,315)           (144,634)
Provision for income taxes (Note 9)                                        1,380              43,145              14,219
                                                                    ------------       -------------        ------------
Net Loss                                                               $ (97,130)         $ (420,460)          $(158,853)
                                                                    ------------       -------------        ------------
Weighted Average Number
of Shares Outstanding                                                  4,721,492           4,762,542           4,696,876
Net Income per Common Equivalent Share                                   $ (0.02)            $ (0.09)            $ (0.03)
See accompanying notes to financial statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
DAXOR CORPORATION
STATEMENTS OF SHAREHOLDERS EQUITY
---------------------------------

                                                                          Three Years Ended December 31,1999

                                                     Common stock                Additional
                                               Number                              Paid-in           Retained            Treasury
                                             of Shares           Amount            Capital           Earnings             Stock
                                             ---------           ------            -------           --------             -----
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                   4,712,709          $53,097         $8,579,803         $19,226,044          $(3,271,682)
------------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,1997                                                                                      (158,853)
Purchase of Treasury Stock                     (22,000)                                                                    (204,100)
Dividends                                                                                           (2,353,755)
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31,1997                     4,690,709           53,097          8,579,803          16,713,436           (3,475,782)
                                             ---------          -------         ----------        ------------        -------------
------------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,1998                                                                                      (420,460)
Purchase of Treasury Stock                     (38,000)                                                                    (458,775)
Sale of Treasury Stock                         100,000                           1,218,429                                  276,521
                                             ---------          -------         ----------        ------------        -------------
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31,1998                     4,752,709           53,097          9,798,232          16,292,976           (3,658,036)
                                             ---------          -------         ----------        ------------        -------------
------------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,1999                                                                                       (97,130)
Purchase of Treasury Stock                     (59,800)                                                                    (799,779)
                                             ---------          -------         ----------        ------------        -------------
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31,1999                     4,692,909          $53,097         $9,798,232         $16,195,846          $(4,457,815)
                                             ---------          -------         ----------        ------------        -------------
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements
                                      F-3

STATEMENTS OF CASH FLOWS
------------------------

                                                                                            Year ended December 31,
                                                                            (Consolidated)                            (Consolidated)
                                                                                 1999                 1998                 1997
                                                                                 ----                 ----                 ----
Cash flows from operating activities:
-------------------------------------
Net income or (loss)                                                              $ (97,130)        $(420,460)         $ (158,853)
                                                                              -------------     -------------       -------------
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation & Amortization                                                          72,395            66,406              58,985
(Gain) loss on sale of investments                                                 (469,595)         (362,487)           (144,681)
(Gain) loss on sale of equipment                                                     (4,554)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                                          144,489            21,864             438,457
(Increase) decrease in accounts receivable-
                             Related Parties                                         75,979            28,371              10,658
(Increase) decrease in other current assets                                        (232,394)          (46,507)             20,768
(Increase) decrease in tax refunds receivable                                         5,881                 -             148,020
(Increase) decrease in other assets net of
goodwill amortization                                                                (6,019)           (6,155)                169
Increase (decrease) in accounts payable,
accrued expenses and other liabilities net of
"short sales"                                                                        39,747          (108,503)             55,396

Total adjustments                                                                  (374,071)         (407,011)            587,772
                                                                              -------------     -------------       -------------

Net cash provided by operating activities                                          (471,201)         (827,471)            428,919
                                                                              -------------     -------------       -------------

Cash flows from investing activities:
-------------------------------------
Payment for purchase of equipment and
improvements                                                                        (55,114)         (109,835)               (632)
Proceeds from sale of equipment                                                      48,936
Net cash provided or (used) in purchase
and sale of investments                                                             843,604           357,737           1,190,641
Net proceeds (repayments) of loans from
brokers used to purchase investments                                                393,245          (444,090)             67,770
Proceeds from "short sales" not closed                                               28,581             6,227              18,008
                                                                              -------------     -------------       -------------
Net cash provided by/(used in)investing
activities                                                                        1,259,252          (189,961)          1,275,787
                                                                              -------------     -------------       -------------

Cash flows from financing activities

Receipt of/(repayment of)-bank loan                                                       -                 -             800,000
Loans received/repaid                                                                     -                 -              (9,198)
Dividends paid                                                                            -                 -          (2,353,755)
Proceeds from sale of treasury stock                                                                1,494,950
Payment for purchase of treasury stock                                             (799,779)         (458,775)           (204,100)
                                                                              -------------     -------------       -------------

Net cash used in financing activities                                              (799,779)        1,036,175          (1,767,053)
                                                                              -------------     -------------       -------------
Net increase (decrease) in cash and
cash equivalents                                                                   (11,728)            18,743             (62,347)
Cash and cash equivalents at beginning
of year                                                                              79,511            60,768             123,115
                                                                              -------------     -------------       -------------
Cash and cash equivalents at end of year                                          $  67,783           $79,511           $  60,768
                                                                              -------------     -------------       -------------

See accompanying notes to financial statements
----------------------------------------------
                                       F-4

                                DAXOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements as at December 31, 1999 and 1998 and for the three years ended December 31, 1999 have been prepared in conformity with principles of accounting applicable to a going concern. Daxor Corporation operates in the medical services and technology industry.
      The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

(1)  MARKETABLE SECURITIES

            Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of December 31, 1999 and December 31, 1998 being increased approximately 50.19 % and 82.30% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.
      The following tables summarize the company's investments as of:


                                 December 31, 1999
                                 -----------------

Type of security        Cost       Fair Value    Unrealized      Unrealized
----------------        ----       ----------   holding gains  holding losses
                                                -------------  --------------

Equity              $23,200,595   $34,866,386    $13,640,132      $1,974,341

Debt                     14,859           900              0          13,959
                 ------------------------------------------------------------

Total               $23,215,454   $34,867,286    $13,640,132      $1,988,300
                    ===========   ===========    ===========      ==========


                                 December 31, 1998
                                 -----------------
--------------------------------------------------------------------------------


Type of security        Cost       Fair Value    Unrealized      Unrealized
----------------        ----       ----------
                                                holding gains  holding losses
                                                -------------  --------------


Equity              $23,595,690   $43,016,243    $20,441,847      $1,021,294

Debt                          0             0              0               0
                 ------------------------------------------------------------

Total               $23,595,690   $43,016,243    $20,441,847      $1,021,294
                    ===========   ===========    ===========      ==========



      At December 31, 1999, the securities held by the Company had a market value of $34,867,286 and a cost basis of $23,215,454 resulting in a net unrealized gain of $11,651,832 or 50.19% of cost.
      At December 31, 1998, the securities held by the Company had a market value of $43,016,243 and a cost basis of $23,595,690 resulting in a net unrealized gain of $19,420,553 or 82.30% of cost.
      At December 31, 1999 and December 31, 1998, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  Loans Payable
      As at December 31, 1999 and December 31, 1998, the Company had loans outstanding aggregating $1,000,000 and $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 7.41%.

      Short term margin debt due to brokers,secured by the Companies marketable securities, totaled $1,443,794 at December 31, 1999 and $1,050,549 at December 31, 1998.

(3)  Accounts receivable

      Accounts receivable are deemed to be fully collectible.

(4)   Equipment and Improvements

      Depreciation of equipment and improvements is taken using the straight line method. For 1999, 1998 and 1997 the charges to income for depreciation using this method were $72,395, $66,406 and $58,985 respectively.
      The cost of maintenance and repairs is charged to expense as incurred. The cost of betterments and additions are capitalized and depreciated over the life of the asset. The cost of assets disposed of or determined to be non-revenue producing, together with the related accumulated depreciation applicable thereto,are eliminated from the accounts, and any gain or loss is recognized.

(5)  Other Liabilities

      At December 31, 1999 and December 31, 1998, the Company also maintained a short position in certain marketable securities. These positions were sold for $28,581 at December 31, 1999, and $6,227 at December 31, 1998, and had respective market values of $53,275 and $2,990 resulting in an unrealized loss of $24,694 at December 31, 1999 and an unrealized gain of $3,237 at December 31, 1998

(6)  Commitments and Contingencies

      (A) Operating Leases

      Future minimum rental payments under non-cancelable operating lease are as follows:

                        2000  $299,811
                        2001  $295,664
                        2002  $219,830
                        2003  $219,830
                        2004  $219,830

      Rent expense for all non-cancelable operating leases was $378,372,$273,433 and $232,357 for the years ended December 31, 1999, 1998 and 1997 respectively.

      B) Contingent Liabilities

      The Company is not aware of any contingent liabilities at year end.


(7)  Research and Development Expenses
      Research and development expenses were $15,000, $564,275 and $182,294 for 1999, 1998, and 1997 respectively. All research and development costs are expensed in the year they occur.

(8)  Interest Expense and Income

      Interest expense was $485,043,$485,043, and $168,073 and interest income was $480, $480, and $621 in 1999, 1998 and 1997 respectively.

(9)  Income Taxes

      The following is a reconciliation of the federal statutory tax rate of 34% for 1999,1998 and 1997, with the provision for income taxes:

                                    1999          1998          1997
                                    ----          ----          ----

Statutory tax rate                        0            $0            $0
Dividend exclusion
Miscellaneous non-deductible
expenses
State and city taxes                   1360.       43,145        14,219
Provision for income taxes
                                  ---------      ---------    ---------
Effective tax rate                       0.%           0.%           0.%
                                  ---------      ---------    ---------

(10)  Shareholders' Equity

      During 1999, the Company purchased 59,800 shares of its own stock at a cost of $799,799.


(11)  Subsidiaries

      Daxor Corporation has formed a wholly owned subsidiary, Scientific Medical Systems, Inc., which has taken over the operations of the sperm bank, blood bank and laboratory in accordance with an agreement reached with the State of New York. The results of operations have been consolidated in these financial statements.

SCHEDULE I
MARKETABLE SECURITIES -- OTHER INVESTMENTS
The following tables summarize the company's investments as of:
                                    December 31, 1999
                               -----------------------

Type of                                              Unrealized          Unrealized
Security              Cost         Fair Value      Holding gains       holding losses
--------              ----         ----------      -------------       --------------

Equity               $23,200,595     $34,866,386        $13,640,132           $1,974,341
------

Debt                      14,859             900                  0               13,959
----
                 ------------------------------------------------------------------------

Total                $23,215,454     $34,867,286        $13,640,132           $1,988,300
-----                ===========     ===========        ===========           ==========



SCHEDULE IX
SHORT-TERM BORROWINGS
Years Ended December 31, 1999, 1998, 1997

---------------- -------------- -------------- --------------- -------------- --------------
Column A         Column B         Column C      Column D        Column E       Column F
--------         --------         --------      --------        --------       --------
---------------- -------------- -------------- --------------- -------------- --------------
Category of      Balance at     Weighted       Maximum         Average        Weighted
aggregate        the end of     average        amount          amount         average
short-term       period         interest       outstanding     outstanding    interest
borrowings                      rate at end    during this     during the     rates during
                                of the period  period          period         the period
---------------- -------------- -------------- --------------- -------------- --------------
1999

---------------- -------------- -------------- --------------- -------------- --------------
Banks                1,000,000      7.65%           1,000,000      1,000,000      7.65
---------------- -------------- -------------- --------------- -------------- --------------
Brokers              1,443,794      7.47%           1,443,794      1,312,442      7.43
---------------- -------------- -------------- --------------- -------------- --------------
All Categories       2,443,794      7.54%           2,443,794      2,443,794      7.51
---------------- -------------- -------------- --------------- -------------- --------------
1998

---------------- -------------- -------------- --------------- -------------- --------------
Banks                1,000,000      7.75%           1,000,000      1,000,000      7.65%
---------------- -------------- -------------- --------------- -------------- --------------
Brokers              1,050,549      7.32%           1,267,365      1,262,341      7.29
---------------- -------------- -------------- --------------- -------------- --------------
All Categories       2,050,549      7.47%           2,267,594      2,262,341      7.36
---------------- -------------- -------------- --------------- -------------- --------------
1997

---------------- -------------- -------------- --------------- -------------- --------------
Banks                1,000,000      7.41%          $1,000,000       $800,000      7.42%
---------------- -------------- -------------- --------------- -------------- --------------
Brokers              1,494,639      7.14%          $2,515,594     $1,427,050      7.17%
---------------- -------------- -------------- --------------- -------------- --------------
All Categories       2,494,639      7.19%          $3,515,594     $2,227,050      7.22%
---------------- -------------- -------------- --------------- -------------- --------------

The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION

--------------------------------------------------------------------------------
                COLUMN A                                COLUMB B
--------------------------------------------------------------------------------

                  Item                        Charged to costs and expenses
                                                 Year ended December 31,
                                                 -----------------------

                                             1999          1998         1997
                                             ----          ----         ----
Maintenance and repairs                  $    *        $    *       $    *
Depreciation and amortization
  of intangible assets pre-operating
  costs and similar deferrals               72,395        66,406       58,985
Taxes, other than payroll and
  income taxes                                 *            *            *
Royalties                                     ---          ---          ---
Advertising costs                              *            *            *




--------------------------------------------------------------------------------
* less than 1% of total revenues for the year.
--------------------------------------------------------------------------------