Form 10-Q
period 2000-03-31
DAXOR CORP
filed 2000-05-15
CIK 27367

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                                     of the

                             Securities Act of 1934

                        FOR QUARTER ENDED MARCH 31, 2000
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

               Yes   X                No
                   -----                 ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                              OUTSTANDING AT MARCH 31, 2000
-------------------------------------------------------------------------
         COMMON STOCK
PAR VALUE: $.O1 per share                            4,685,407

PART I.   FINANCIAL INFORMATION
          ---------------------



ITEM 1.   FINANCIAL STATEMENTS                                                                   PAGE
          -------------------------------------------------------------------------------------------

                  Balance Sheets as at March 31, 2000 and
                           December 31, 1999                                                     F-1


                  Statement of Income and Consolidated Statement of Income
                           For the Three Months ended March 31, 2000 and 1999                    F-2


                  Statement of Cash Flows and Consolidated Statement
                            of Cash Flows for the Three Months ended
                                     March 31, 2000 and 1999                                     F-3


                  Notes to Financial Statements                                                  F-4


DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS [UNAUDITED]

                                                                               March 31,                December 31,
                                                                                 2000                      1999
                                                                                 ----                      ----
ASSETS
----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                           $      98,298             $      67,783
Marketable Securities at Fair Value
March 31, 2000 and  December 31,
1999. (Notes 1 and 2)                                                             35,123,978                34,867,286
Accounts receivable                                                                    8,541                     6,745
Other current assets                                                                 360,619                   493,991
                                                                               -------------             -------------

Total Current Assets                                                              35,591,436                35,435,805

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                                                        125,815                   125,815
Leasehold improvements, furniture
and equipment                                                                        826,424                   825,794
Laboratory equipment                                                                 278,086                   275,817
                                                                               -------------             -------------
                                                                                   1,230,325                 1,227,426
Less: Accumulated depreciation and amortization                                      875,488                   861,156
                                                                               -------------             -------------
Net equipment and improvements                                                       354,837                   366,270
Other Assets                                                                          43,990                    43,990

Total Assets                                                                   $  35,990,263              $ 35,846,065
                                                                               =============              ============

----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                       $      82,554             $     127,341
Loans payable (Notes 1 and 2)                                                      2,558,160                 2,443,794
Other Liabilities                                                                     87,060                    33,738
Deferred Taxes  (Note  1)                                                          3,972,968                 3,961,623
                                                                               -------------              -------------
Total  Liabilities                                                                 6,700,742                 6,566,496

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,685,407 March 31,
2000 and 4,692,909 December 31, 1999                                                  53,097                    53,097
Additional Paid in capital                                                         9,798,232                 9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)                                          7,712,231                 7,690,209
Retained earnings                                                                 16,289,839                16,195,846
Treasury stock                                                                    (4,563,878)               (4,457,815)
                                                                               -------------             -------------
Total Shareholders' Equity                                                        29,289,521                29,279,569
Total Liabilities and Shareholders' Equity                                     $  35,990,263              $ 35,846,065
                                                                               ==============             ============

See accompanying notes to financial statements

DAXOR CORPORATION
STATEMENTS OF INCOME [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                  (Consolidated)
                                                                        2000                        1999
                                                                        ----                        ----
Revenues:
--------------------------------------------------------------------------------------------------------------
Operating revenues                                                        $ 211,559                 $ 119,327
Other revenues                                                            $  24,441
Dividend income                                                             473,494                   467,365
Gains  on sale of securities                                                  8,242                   403,637
                                                                         ----------                 ---------


Total Revenues                                                             717,736                    990,329
                                                                         ----------                 ---------
--------------------------------------------------------------------------------------------------------------

Costs and expenses:
--------------------------------------------------------------------------------------------------------------
Operations of Laboratories and Costs of Production                          206,594                   366,954
Selling, General, and Administrative                                        370,707                   279,091
Interest expense, net of interest income
                                                                             45,082                    29,398
                                                                         ----------                 ---------

Total Costs and Expenses                                                    622,383                   675,443
                                                                         ----------                 ---------

Net Income  Before Income Taxes                                              95,353                    314,886

Provision for income taxes
                                                                              1,360                     1,700
                                                                         ----------                 ---------

Net Income                                                                $  93,993                  $  313,186
                                                                         ==========                  ==========

Weighted Average Number of Shares Outstanding                             4,685,576                   4,748,242
                                                                         ==========                   =========

Net Income  per Common Equivalent Share                                   $    0.02                 $      0.07
                                                                         ==========                   =========

See accompanying notes to consolidated financial statements

===============================================================================

DAXOR CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                        (Consolidated)
                                                             2000                    1999
                                                             ----                    ----

Cash flows from operating activities:
--------------------------- ---------
Net income or (loss)                                       $  93,993       $ 313,186
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation equipment and
improvements                                                  14,332          18,076
(Gain) loss on sale of investments                            (8,242)       (403,637)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                    (1,796)         (7,789)
(Increase) decrease in other current assets                  133,372          10,520
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                   (19,882)        (44,408)

                                                           ---------       ---------
Total adjustments                                            117,784        (427,230)

                                                           ---------       ---------
Net cash (used in) operating activities                      211,777        (114,052)
                                                           ---------       ---------

Cah flows from investing activities:
------------------------------------
Payment for purchase of equipment and
improvements                                                  (2,899)         (6,091)
Net cash provided or (used) in purchase
and sale of investments                                     (243,664)        659,855
Net proceeds (repayments) of loans from
brokers used to purchase investments                         114,366        (384,115)
Proceeds from "short sales" not closed                        56,998           6,024
Net cash provided by / (used in)
investing activities                                         (75,199)        275,673
                                                           ---------       ---------

Cash flows from financing activities

Payment for purchase of treasury stock                      (106,063)       (130,895)
                                                           ---------       ---------
Net cash provided by / (used in) financing activities       (106,063)       (130,895)
                                                           ---------       ---------
Net increase (decrease) in cash and
cash equivalents                                              30,515          30,726
Cash and cash equivalents at beginning of year                67,783          79,511

                                                           ---------       ---------
Cash and cash equivalents at end of period                 $  98,298       $ 110,237
                                                           =========       =========

See accompanying notes to financial statements

                                DAXOR CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31,2000, and December 31, 1999, the results of operations for the three months ended March 31,2000 and 1999 and cash flows for the three months ended March 31,2000 and 1999.

(1)  MARKETABLE SECURITIES

         Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of March 31, 2000 and December 31, 1999 being increased approximately 49.85 % and 50.19 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

         The following tables summarize the company's investments as of:


                                                                March 31, 2000
                                                                --------------
Type of                                                                         Unrealized                   Unrealized
security                          Cost                Fair Value              Holding gains                holding losses
--------                          ----                ----------              -------------                --------------

Equity                         $23,423,920             $35,123,078                 $13,962,896                    $2,263,738
------

Debt                                14,859                     900                                                    13,959
----
                          ----------------------------------------------------------------------------------------------------

Total                          $23,438,779             $35,123,978                 $13,962,896                    $2,277,697
-----                          ===========             ===========                 ===========                    ==========



                                                                December 31, 1999
                                                                -----------------
Type of                                                                         Unrealized                   Unrealized
security                          Cost                Fair Value              Holding gains                holding losses
--------                          ----                ----------              -------------                --------------

Equity                         $23,200,595            $34,866,386                 $13,640,132                    $1,974,341
------

Debt                                14,859                    900                           0                        13,959
----
                          ----------------------------------------------------------------------------------------------------

Total                          $23,215,454            $34,867,286                 $13,640,132                    $1,988,300
-----                          ===========            ===========                 ===========                    ==========



         At March 31, 2000 the securities held by the Company had a market value of $ 35,123,978 and a cost basis of $23,438,779 resulting in a net unrealized gain of $ 11,685,199 or 49.85% of cost.

         At December 31, 1999, the securities held by the Company had a market value of $34,867,286 and a cost basis of $23,215,454 resulting in a net unrealized gain of $11,651,832 or 50.19% of cost.

         At March 31, 2000 and December 31, 1999 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  LOANS PAYABLE
         As at March 31, 2000 and December 31, 1999, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 8.25%.

         Short term margin debt due to brokers ,secured by the Companies marketable securities, totaled $1,558,160 at March 31, 2000 and $1,443,794 at December 31, 1999

Part II OTHER INFORMATION

Item 1.
Legal Proceedings

There are no current legal proceedings. There are no legal proceedings pending.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 as compared with three months ended March 31, 1999.

         For the three months ended March 31, 2000, total revenues were $717,736, down from $990,329 in 1999. Capital gains in 1999 contributed $403,637 and are $8,242 in 2000. Operating revenues were $211,559 in 2000 up from $119,327 in 1999. Operating revenues for the first time included income from the sales of the BVA-100 Blood Volume Analyzer. Dividend income was $473,494 with a net interest expense of $45,082, as compared to dividend income of $467,365 with a net interest expense of $29,398 in 1999. In 2000, the Company had a net profit of $95,353 before income taxes versus $314,886 before income taxes in 1999. The 1999 profit was primarily related to profit from capital gains. The Company received in the first quarter of 2000 its first income from the Blood Volume Analyzer. The company anticipates that it's sales of equipment and kits will become the major source of income for the Company. The Company is currently initiating distribution networks but no income has yet been received from sales by non-Company personnel.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000 the Company had total assets of $35,990,263 and total liabilities of $6,700,742 with shareholders' equity of $29,289,521. The Company has a net pre-taxed unrealized gain of $11,685,199 and $ 7,712,231 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $35,123,978 with short-term loans of $2,558,160 with 4,685,407 shares outstanding.

         The Company has adequate resources for the current marketing level of its Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company is reviewing various options in regard to establishing a nationwide sales force as opposed to utilizing independent local dealer distribution networks. The Company is evaluating the possibility of acquiring additional capital which would enable it to undertake a more rapid marketing program nationally as well as internationally. The Company has an instrument loaner reagent plan which requires use of the Company's reserves. Under a sale or a lease plan, the Company receives income immediately on its equipment. The equipment loaner reagent plan permits a user to make a minimal initial capital commitment. This results in a slower return on capital expenditure for the Company. Because of higher reagent cost, such plans have the potential for an ultimate higher return for the Company. The Company's experience to date on equipment sales has been too limited to evaluate whether sales or loaner reagent plans will predominate. The Company will arrange for all leases through independent leasing companies, to whom it will sell the BVA-100. The Company will use its financial reserves primarily for developing and marketing the Blood Volume Analyzer.

         The Company did not file any reports on form 8-K during the first three months of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DAXOR CORPORATION

                                  (Registrant)

DATE: May 12, 2000                       /s/

                                             JOSEPH FELDSCHUH, M.D.
                                             President

DATE: May 12, 2000                       /s/

                                             DAN WELLINGTON
                                             Vice President

DATE: May 12, 2000                       /s/

                                             OCTAVIA ATANASIU
                                             Treasurer

DATE: May 12, 2000                       /s/

                                             VIRGINIA FITZPATRICK
                                             Secretary