Form 10-Q
period 2000-06-30
DAXOR CORP
filed 2000-08-15
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                                     of the

                             Securities Act of 1934

                         FOR QUARTER ENDED JUNE 30, 2000
                         Commission File Number 0-12248

                                DAXOR CORPORATION

                    (Exact Name as Specified in its Charter)

                  New York                              13-2682108
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)              Identification No.)

                                  350 Fifth Ave
                                   Suite 7120
                            New York, New York 10118

               (Address of Principal Executive Offices & Zip Code)

         Registrant's Telephone Number:         212) 244-0555
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

         CLASS                                      OUTSTANDING AT June 30, 2000
--------------------------------------------------------------------------------
         COMMON STOCK
PAR VALUE: $.O1 per share                                    4,676,909

PART I.   FINANCIAL INFORMATION
          ---------------------


ITEM 1.   FINANCIAL STATEMENTS                                         PAGE
          -----------------------------------------------------------------

            Consolidated Balance Sheet as at June 30,2000 and
               Balance Sheet as at December 31, 1999                    F-1


            Consolidated Statements of Income for the Three and
               Six Months ended June 30,2000 and 1999                   F-2


            Consolidated Statement of Cash Flows for the Six
               Months ended June 30, 2000 and 1999                      F-3


            Notes to Financial Statements                               F-4

                               DAXOR CORPORATION
                              FINANCIAL STATEMENT

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS [UNAUDITED]

                                                                                 June 30,                December 31,
                                                                                   2000                      1999
                                                                              -------------             -------------
ASSETS
---------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                          $     36,625              $     67,783
Marketable Securities at Fair Value
June 30,2000 and December 31,
1999. (Notes 1 and 2)                                                           37,209,011                34,867,286
Accounts receivable                                                                 46,228                     6,745
Other current assets                                                               312,785                   493,991
                                                                              ------------              ------------
Total Current Assets                                                            37,604,649                35,435,805

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                                                      125,815                   125,815
Leasehold improvements, furniture
and equipment                                                                      826,424                   825,794
Laboratory equipment                                                               278,087                   275,817
                                                                              ------------              ------------
                                                                                 1,230,326                 1,227,426
Less: Accumulated depreciation and amortization                                    889,820                   861,156
                                                                              ------------              ------------
Net equipment and improvements                                                     340,506                   366,270
Other Assets                                                                        43,990                    43,990
Total Assets                                                                  $ 37,989,145              $ 35,846,065
                                                                              ============              ============

---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                      $     52,283              $    127,341
Loans payable (Notes 1 and 2)                                                    2,636,983                 2,443,794
Other Liabilities                                                                   51,145                    33,738
Deferred Taxes (Note 1)                                                          4,710,889                 3,961,623
                                                                              ------------              ------------
Total Liabilities                                                                7,451,300                 6,566,496

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,676,909 June 30,
2000 and 4,692,909 December 31, 1999                                                53,097                    53,097
Additional Paid in capital                                                       9,798,232                 9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)                                        9,144,666                 7,690,209
Retained earnings                                                               16,228,078                16,195,846
Treasury stock                                                                  (4,686,228)               (4,457,815)
                                                                              ------------              ------------
Total Shareholders' Equity                                                      30,537,845                29,279,569
Total Liabilities and Shareholders' Equity                                    $ 37,989,145              $ 35,846,065
                                                                              ============              ============

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30                             JUNE 30

                                                         2000              1999              2000             1999
                                                    -------------      -------------     -------------    -------------

REVENUES:
Operating revenues                                   $  150,438         $  104,800        $  361,997       $  224,127
Other revenues                                       $   25,791                           $   50,232
Dividend income                                         466,051            560,430           939,545          922,995
Gains (losses) on sale
of securities                                            (2,237)            (6,443)            6,005          397,194

Total Revenues                                          640,043            658,787         1,357,779        1,544,316
                                                     ----------         ----------        ----------       ----------
----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
----------------------------------------------------------------------------------------------------------------------
Operations of Laboratories                              315,706            352,183           522,300          719,137
Selling, General, and
Administrative                                          331,006            380,371           701,713          659,462
Interest expense, net of
interest income                                          55,092             28,920           100,174           58,318
                                                     ----------         ----------        ----------       ----------

Total Costs and Expenses                                701,804            761,474         1,324,187        1,436,917
                                                     ----------         ----------        ----------       ----------

Net Income (Loss) Before Income
Taxes                                                $  (61,761)        $ (103,499)       $   33,592       $  107,399

Provision for income taxes                                   --                812             1,360            2,512
                                                     ----------         ----------        ----------       ----------

Net Income (Loss)                                    $  (61,761)        $ (102,687)       $   32,232       $  104,887
                                                     ----------         ----------        ----------       ----------

Weighted Average Number of Shares
Outstanding                                           4,679,242          4,727,476         4,682,409        4,737,859
                                                     ----------         ----------        ----------       ----------

Net Income of (Loss) per Common
Equivalent Share                                     $    (0.01)        $    (0.02)       $     0.01       $     0.02
                                                     ----------         ----------        ----------       ----------

See accompanying notes to financial statements.

                                DAXOR CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            FOR THE SIX MONTHS ENDED

                                                                      JUNE 30,                     JUNE 30,
                                                                        2000                         1999
                                                                    -----------                  -----------

----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
----------------------------------------------------------
Net Income or (loss)                                                $   32,232                    $ 104,887
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation equipment and improvements                                 28,664                       36,152
(Gain) loss on sale of investments                                      (6,005)                    (397,194)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                             (39,483)                       9,303
(Increase) decrease in other current assets                            181,206                       12,026
(Increase) decrease in other assets                                          -                       (6,019)
Increase (decrease) in accounts payable,
accrued and other liabilities net of "short sales"                     (74,058)                     (26,613)
                                                                    ----------                   ----------

Total adjustments                                                       90,324                     (372,345)
                                                                    ----------                   ----------

Net Cash Provided by or (used in) operating activities                 122,556                     (267,458)
                                                                    ----------                   ----------

----------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
----------------------------------------------------------
Payment for purchase of equipment and improvements                      (2,900)                     (16,394)
Net cash provided or (used) in purchase and sale of
investments                                                           (160,578)                     694,203
Net proceeds (repayments) of loans from brokers used
to purchase investments                                                193,189                      (81,075)
Proceeds from "short sales" not closed                                  44,988                       12,349
                                                                    ----------                   ----------
Net cash provided by or (used in) investing activities                  74,699                      609,083
                                                                    ----------                   ----------

----------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------
Payment for purchase of treasury stock                                (228,413)                    (387,044)
Net cash provided by or (used in) financing activities                (228,113)                    (387,044)
                                                                    ----------                   ----------
Net increase (decrease) in cash and cash equivalents                   (31,158)                     (45,419)
Cash and cash equivalents at beginning of year                          67,783                       79,511
                                                                    ----------                   ----------
Cash and cash equivalents at end of period                          $   36,625                   $   34,092
                                                                    ==========                   ==========

See accompanying notes to financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30,2000, and December 31, 1999, the results of operations for the three and six months ended June 30,1999 and 1998 and cash flows for the six months ended June 30,2000 and 1999. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

(1)  MARKETABLE SECURITIES

         Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of June 30, 2000 and December 31, 1999 being increased approximately 59.33% and 50.19% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

         The following tables summarize the company's investments as of:

                                                                   June 30, 2000
                                                                   -------------

Type of                                                                         Unrealized               Unrealized
Security                          Cost                Fair Value              Holding Gains            Holding Losses
--------                      -----------            -----------              -------------            --------------

EQUITY                        $23,338,597            $37,208,111               $16,000,753               $2,131,239
                              ===========            ===========               ===========               ==========

DEBT                               14,859                   .900                         0                   13,959
                          ------------------------------------------------------------------------------------------------

TOTAL                         $23,353,456            $37,209,011               $16,000,753               $2,145,198
                              ===========            ===========               ===========               ==========


                                                                December 31, 1999
                                                                -----------------

Type of                                                                         Unrealized               Unrealized
Security                          Cost                Fair Value              Holding Gains            Holding Losses
--------                          ----                ----------              -------------            --------------

EQUITY                        $23,200,595            $34,866,386               $13,640,132               $1,974,341

DEBT                               14,859                    900                         0                   13,959
                          ------------------------------------------------------------------------------------------------

TOTAL                         $23,215,454            $34,867,286               $13,640,132               $1,988,300
                              ===========            ===========               ===========               ==========

         At June 30, 2000 the securities held by the Company had a market value of $37,209,011 and a cost basis of $23,353,456 resulting in a net unrealized gain of $13,855,555 or 59.33% of cost.

         At December 31, 1999, the securities held by the Company had a market value of $34,867,286 and a cost basis of $23,215,454 resulting in a net unrealized gain of $11,651,832 or 50.19% of cost.

         At June 30, 1999 and December 31, 1998 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

2)  LOANS PAYABLE
         As at June 30, 2000 and December 31, 1999, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 8.25%.

         Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $969,474 at June 30, 2000 and $1,443,794 at December 31, 1999.

PART II OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999.

         For the three months ended June 30, 2000 total revenues were $640,043, down from $658,787 in 1999. Operating revenues were $150,438 in 2000 up from $104,800 in 1999. Operating revenues for the second quarter included income from the sales of the BVA-100 Blood Volume Analyzer. Dividend income was $466,051 with a net interest expense of $55,092 in 2000, as compared to dividend income of $560,430 with a net interest expense of $28,920 in 1999. In 2000, the Company had a net loss of $61,761 before income taxes versus $103,499 before income taxes in 1999. The Company anticipates that its sales of equipment and kits will become the major source of income for the Company. The Company is currently initiating distribution networks but no income has yet been received from sales by non-Company personnel.

SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

         For the six months ended June 30,2000, total revenues were $1,357,779 down from $1,544,316 in 1999. Operating revenues were $361,997 up from $224,127 in 1999. Dividend income was $939,545 with a net interest expense of $100,174, as compared to the dividend income of $922,995 with a net interest expense of $58,318 in 1999. In 1999, the Company had $397,194 in capital gains vs $6,005 in 2000. The Company was able to increase its operating revenues while decreasing its cost of operations. In 2000, the Company had a net income of $33,592 before income taxes versus $107,399 before income taxes in 1999. The 1999 gain was primarily related to the profit from capital gains. Operations increased because of revenues from the BVA-100.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000 the Company had total assets of $37,989,145 and total liabilities of $7,451,300 with shareholders' equity of $30,537,845. The Company has a net pre-taxed unrealized gain of $13,855,555 and $9,144,666 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $37,209,011 with short-term loans of $2,636,983 with 4,676,909 shares outstanding.

         The Company has adequate resources for the current marketing level of its Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company is reviewing various options in regard to establishing a nationwide sales force as opposed to utilizing independent local dealer distribution networks for marketing the Blood Volume Analyzer. The Company is evaluating the possibility of acquiring additional capital which would enable it to undertake a more rapid marketing program nationally as well as internationally. The Company has an instrument loaner reagent plan which requires use of the Company's reserves. Under a sale or a lease plan, the Company receives income immediately on its equipment. The equipment loaner reagent plan permits a user to make a minimal initial capital commitment. This results in a slower return on capital expenditure for the Company. The Company will arrange for all leases through independent leasing companies, to whom it will sell the BVA-100. The company is evaluating blood volume instrumentation management programs for hospitals. Under such a plan, the Company would provide equipment and personnel on a sub-contract basis. The Company will use its current financial reserves primarily for developing and marketing the Blood Volume Analyzer. The company is evaluating various options to expand blood banking services in conjunction with the use of the Blood Volume Analyzer.

The Company did not file any reports on form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DAXOR CORPORATION
                                -----------------
                                  (Registrant)


DATE: August 11,2000                       /s/ Joseph Feldschuh
                                          -------------------------
                                          JOSEPH FELDSCHUH, M.D.
                                          President


DATE: August 11,2000                       /s/ Dan Wellington
                                          -------------------------
                                          DAN WELLINGTON
                                          Vice President


DATE: August 11,2000                       /s/ Octavia Atanasiu
                                          -------------------------
                                          OCTAVIA ATANASIU
                                          Treasurer


DATE: August 11,2000                       /s/ Virginia Fitzpatrick
                                          -------------------------
                                          VIRGINIA FITZPATRICK
                                          Secretary