Form 10-Q
period 2000-09-30
DAXOR CORP
filed 2000-11-14
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

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

         CLASS                                OUTSTANDING AT SEPTEMBER 30, 2000
--------------------------------------------------------------------------------
         COMMON STOCK
PAR VALUE: $.O1 per share                            4,672,909

PART I.   FINANCIAL INFORMATION
          ---------------------



ITEM 1.   FINANCIAL STATEMENTS                                              PAGE
--------------------------------------------------------------------------------

            Consolidated Balance Sheets as at September 30,2000 and
                     December 31, 1999                                       F-1

            Consolidated Statements of Income for the Three and Nine
                     Months ended September 30,2000 and 1999                 F-2

            Consolidated Statement of Cash Flows for the Nine Months
                     ended September 30, 2000 and 1999                       F-3

            Notes to Financial Statements                                    F-4

                                DAXOR CORPORATION
                               FINANCIAL STATEMENT

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS [UNAUDITED]

                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                     2000                  1999
ASSETS
---------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                           $     19,067           $     67,783
Marketable Securities at Fair Value
September 30,2000 and December 31,
1999. (Notes 1 and 2)                                            45,769,669             34,867,286
Accounts receivable                                                 108,579                  6,745
Other current assets                                                312,105                493,991
                                                               ------------           ------------

Total Current Assets                                             46,209,420             35,435,805

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                                       125,815                125,815
Leasehold improvements, furniture
and equipment                                                       826,424                825,794
Laboratory equipment                                                278,087                275,817
                                                               ------------           ------------
                                                                  1,230,326              1,227,426
Less: Accumulated depreciation and amortization                     904,152                861,156
                                                               ------------           ------------
Net equipment and improvements                                      326,174                366,270
Other Assets                                                         40,990                 43,990

Total Assets                                                   $ 46,576,584           $ 35,846,065
                                                               ============           ============


---------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                       $     47,738           $    127,341
Loans payable (Notes 1 and 2)                                     1,756,122              2,443,794
Other Liabilities                                                    33,499                 33,738
Deferred Taxes  (Note 1)                                          7,929,170              3,961,623
                                                               ------------           ------------
Total  Liabilities                                                9,766,529              6,566,496

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,672,909 September 30,
2000 and 4,692,909  December 31, 1999                                53,097                 53,097
Additional Paid in capital                                        9,798,232              9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)                        15,391,918              7,690,209

Retained earnings                                                16,294,436             16,195,846
Treasury stock                                                   (4,727,628)            (4,457,815)
                                                               ------------           ------------
Total Shareholders' Equity                                       36,810,055             29,279,569

Total Liabilities and Shareholders' Equity                     $ 46,576,584           $ 35,846,065
                                                               ============           ============



See accompanying notes to financial statements

                                DAXOR CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30                          SEPTEMBER 30
                                              2000               1999                2000               1999
                                              ----               ----                ----               ----

REVENUES:
Operating revenues                       $   167,211        $   209,430         $   529,208        $   433,557
Other revenues                           $    15,267        $    39,208         $    65,499        $    39,208
Dividend income                              456,104            464,547           1,395,649          1,387,542
Gains (losses) on sale
of securities                                178,238             (9,077)            184,243            388,117

Total Revenues                               816,820            704,108           2,174,599          2,248,424
                                         -----------        -----------         -----------        -----------
---------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
---------------------------------------------------------------------------------------------------------------
Operations of Laboratories                   324,846            254,481             847,146            973,618
Selling, General, and
Administrative                               355,842            358,443           1,057,555          1,017,905
Interest expense, net of
interest income                               57,393             41,519             157,567             99,837
                                         -----------        -----------         -----------        -----------

Total Costs and Expenses                     738,081            654,443           2,062,268          2,091,360
                                         -----------        -----------         -----------        -----------

Net Income (Loss) Before Income
Taxes                                         78,739             49,665             112,331            157,064

Provision for income taxes                    12,386               --                13,746              2,512
                                         -----------        -----------         -----------        -----------

Net Income (Loss)                        $    66,353        $    49,665         $    98,585        $   154,552
                                         -----------        -----------         -----------        -----------

Weighted Average Number of Shares
Outstanding                                4,672,909          4,716,876           4,679,242          4,731,198

Net Income of (Loss) per Common
Equivalent Share                         $      0.01        $      0.01         $      0.02        $      0.03
                                         -----------        -----------         -----------        -----------

See accompanying notes to financial statements

                                DAXOR CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            FOR THE NINE MONTHS ENDED

                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                              2000                          1999
                                                                   ---------------------            -----------------

-------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------------------------------------
Net Income or (loss)                                                          $  98,585                   $ 154,552
                                                                   ---------------------            -----------------
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation equipment and improvements                                          42,996                       54,228
(Gain) loss on sale of investments                                             (184,243)                    (388,117)
(Gain) loss on sale of machinery & equipment                                                                  (1,918)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                                     (101,834)                       8,910
(Increase) decrease in other current assets                                     181,886                      (67,605)
(Increase) decrease in other assets                                               3,000                       (6,019)
Increase (decrease) in accounts payable,
accrued and other liabilities net of "short sales"                              (78,603)                     (57,872)
                                                                   ---------------------            -----------------

Total adjustments                                                              (136,798)                    (458,393)
                                                                   ---------------------            -----------------
Net Cash Provided by or (used in) operating activities                          (38,213)                    (303,841)
                                                                   ---------------------            -----------------

-------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------
Payment for purchase of equipment and improvements                               (2,900)                     (26,192)
Proceeds from sale of equipment                                                       -                       50,000
Net cash provided or (used) in purchase and sale of
investments                                                                     922,535                      700,023
Net proceeds (repayments) of loans from brokers used
to purchase investments                                                        (687,667)                      48,650
Proceeds from "short sales" not closed                                           27,342                       16,807
                                                                   ---------------------            -----------------
Net cash provided by or (used in) investing activities                          259,310                      789,288

-------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------------------------
Payment for purchase of treasury stock                                         (269,813)                    (540,282)
                                                                   ---------------------
Net cash provided by or (used in) financing activities                         (269,813)                    (540,282)
                                                                   ---------------------            -----------------
Net increase (decrease) in cash and cash equivalents                            (48,716)                     (54,835)
Cash and cash equivalents at beginning of year                                   67,783                       79,511
                                                                   ---------------------            -----------------
Cash and cash equivalents at end of period                                     $ 19,067                     $ 24,676
                                                                   =====================            =================


See accompanying notes to financial statements

                                DAXOR CORPORATION
                  NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)



                                DAXOR CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30,2000, and December 31, 1999, the results of operations for the three and nine months ended September 30 2000 and 1999 and cash flows for the nine months ended September 30,2000 and 1999. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

(1)  MARKETABLE SECURITIES

      Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of September 30, 2000 and December 31, 1999 being increased approximately 103.89% and 50.19% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.
      The following tables summarize the company's investments as of :


                                                     SEPTEMBER 30, 2000
Type of                                                                               Unrealized                      Unrealized
SECURITY                              COST                 FAIR VALUE               HOLDING GAINS                   HOLDING LOSSES
--------                              ----                 ----------               -------------                   --------------

EQUITY                             $22,433,722             $45,768,769                 $24,453,329                    $1,118,282

DEBT                                    14,859                     900                           0                        13,959
                          --------------------- ----------------------- --------------------------- -----------------------------

TOTAL                              $22,448,581             $45,769,669                 $24,453,329                    $1,132,241
                                   ===========             ===========                 ===========                    ==========




                                                     DECEMBER 31, 1999
Type of                                                                               Unrealized                      Unrealized
SECURITY                              COST                 FAIR VALUE               HOLDING GAINS                   HOLDING LOSSES

EQUITY                              $23,200,595            $34,866,386                 $13,640,132                    $1,974,341

DEBT                                     14,859                    900                           0                        13,959
                          ---------------------- ---------------------- --------------------------- -----------------------------

TOTAL                               $23,215,454            $34,867,286                 $13,640,132                    $1,988,300
                                    ===========            ===========                 ===========                    ==========

      At September 30, 2000 the securities held by the Company had a market value of $45,769,669 and a cost basis of $22,448,581 resulting in a net unrealized gain of $23,321,088 or 103.89% of cost.

      At December 31, 1999, the securities held by the Company had a market value of $34,867,286 and a cost basis of $23,215,454 resulting in a net unrealized gain of $11,651,832 or 50.19% of cost.

      At September 30, 1999 and December 31, 1998 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

2)  LOANS PAYABLE
      As at September 30, 2000 and December 31, 1999, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 8.25%.

      Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $756,122 at September 30, 2000 and $1,443,794 at December 31, 1999.

PART II OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999.

      For the three months ended September 30, 2000 total revenues were $816,820, up from $704,108 in 1999. Operating revenues were $167,211 in 2000 down from $209,430 in 1999. Dividend income was $456,104 with a net interest expense of $57,393 in 2000, as compared to dividend income of $464,547 with a net interest expense of $41,519 in 1999. In 2000, the Company had a net loss of $78,739 before income taxes versus $49,665 before income taxes in 1999. The Company anticipates that it's sales of equipment and kits will become the major source of income for the Company. The Company is currently initiating distribution networks but no income has yet been received from sales by non-Company personnel.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999.

      For the nine months ended September 30,2000, total revenues were $2,174,599 down from $2,248,424 in 1999. Operating revenues were $529,208 up from $433,557 in 1999. Dividend income was $1,395,649 with a net interest expense of $157,567, as compared to the dividend income of $1,387,542 with a net interest expense of $99,837 in 1999. In 1999, the Company had $388,117 in capital gains vs $184,243 in 2000. The Company was able to increase its operating revenues while decreasing its cost of operations. In 2000, the Company had a net income of $112,331 before income taxes versus $157,064 before income taxes in 1999. The increase in operating revenues was related to the BVA-100 operations. The Company has also provided complimentary testing kits to certain hospitals for research and testing purposes. Medicare has recently established a specific code for the Volumex kit Albumin I-131 which is used in conjunction with the BVA-100. This will make it easier for hospitals to obtain the appropriate reimbursement when billing for blood volume measurement.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2000 the Company had total assets of $46,576,584 and total liabilities of $9,766,529 with shareholders' equity of $36,810,055. The Company has a net pre-taxed unrealized gain of $23,321,088 and $ $15,391,918 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $45,769,669 with short-term loans of $1,756,122 with 4,672,909 shares outstanding.

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

                                DAXOR CORPORATION
                                  (Registrant)

DATE: NOVEMBER 13,2000                      /S/
                                                  JOSEPH FELDSCHUH, M.D.
                                                  President

DATE: NOVEMBER 13,2000                      /S/
                                                  DAN WELLINGTON
                                                  Vice President

DATE: NOVEMBER 13,2000                      /S/
                                                  OCTAVIA ATANASIU
                                                  Treasurer

DATE: NOVEMBER 13,2000                      /S/
                                                  VIRGINIA FITZPATRICK
                                                  Secretary