Form 10-K
period 2000-12-31
DAXOR CORP
filed 2001-03-29
CIK 27367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NUMBER
    December 31, 2000                                        0-12248

                                Daxor Corporation
             (Exact name of Registrant as specified in its charter)


            New York                                         13-2682108
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

                               Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

As at March 9, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 21,645,253. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $14.35.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 9, 2001: 4,664,909 shares.

Documents incorporated by reference: The information required by Part III is incorporated by reference from the proxy statement for the 2001 Annual Meeting of Shareholders.

PART I.

Item 1. Business

Daxor Corporation is a medical device manufacturing Corporation with additional biotech services. The company was originally founded for cryobanking services. For the past 10 years, its major focus has been on the development of a rapid, accurate instrument to measure human blood volume. The company developed an instrument called the BVA-100 which is used in conjunction with a single use diagnostic injection and collection kit. The company maintains a website, www.daxor.com which describes its operations.

In mid-1998, the company achieved marketing clearance from the FDA for the instrument. In 1999, the company received clearance for it's specialized single use injection kit known as Volumex. In 1999, the company initiated beta testing for the Blood Volume Analyzer at Hospitals in the New York Metropolitan region. In the year 2000, the Company initiated marketing efforts outside of the New York region. Test results from hospital sites indicated that the Blood Volume Analyzer was accurate and provided information that was important in a wide variety of acute and chronic medical and surgical situations. The Company acquired a manufacturing facility for the injection kit components in Rochester, N.Y. The Blood Volume Analyzer is manufactured for the Company by an Original Equipment Manufacturer (OEM). The Company established its own small scale manufacturing facility in Oakridge, Tennessee for research and development purposes. This will also provide flexibility to meet potential increased market demand. The injection kit filling is performed by an FDA licensed radiopharmaceutical manufacturer. The Company has received United States, European Common Market, and Japanese patents for its Blood Volume Analyzer.

Blood volume measurement has been available for more than 50 years in formats which required as much as three to six hours of technician time with variable degrees of accuracy. Because of the time required, certain technical shortcuts were used which reduced the accuracy of the measurement. An additional problem was the difficulty of calculating an accurate expected normal blood volume for a specific individual. Normal blood volume has been shown to vary in relation to the degree of deviation from ideal weight. A leaner individual has a higher blood volume percentage of body weight as compared to an obese individual. The computations for an individuals normal expected blood volume were complex and time consuming. The Blood Volume Analyzer automated these computations. The basic requirements for a blood volume analyzer analysis is accurate measurement of the blood volume for a patient and an accurate calculation of the expected normal blood volume for that specific individual. The BVA-100 Blood Volume Analyzer provides blood volume measurement with an accuracy of approximately 98%. Preliminary results can be available within 20 minutes and final results within 35 to 45 minutes.

Measurement of blood volume is achieved by the use of an indicator or tracer which is injected into a patient which is then followed by the collection of timed blood samples. The volume of blood in a patient is inversely proportional to the dilution of the tracer. The measurement while relatively simple in principle, has been difficult to perform accurately and rapidly because of the high degree of precision required in each step. The standard techniques require the hospital or user to prepare an exactly matching set of standards and tracer injectate with precise and complete injection of the tracer. Because of the difficulty in achieving this type of precision blood volume measurements are performed in only a small minority of hospitals in the United States. The standard tests used to diagnose anemia, the hemoglobin or the hematocrit, measure only the thickness and not the volume of an individual's blood. These surrogate or proxy tests are well known to be misleading in many situations where blood volume is abnormal. In acute situations, such as during surgical blood loss or after trauma, it may take 24 to 72 hours for the hematocrit to accurately or reasonably reflect the degree of blood loss. Patients may have delayed transfusions because the full degree of blood loss is not reflected by these proxy tests. Delayed transfusions or fluid replacement may result in serious complications.

Pulmonary Artery Catheterization (PAC) which involves the insertion of a catheter into a vein through the right chambers of the heart has frequently been used as a surrogate technique to evaluate blood volume in critically ill patients. Pulmonary Artery Catheterization (PAC) measures pressure directly but not volume. In 1999, the Lutheran Medical Center (New York) presented its research on the first comparison of PAC with direct blood volume measurements in patients. Their findings confirmed that PAC could be inaccurate and misleading in patients who had significant blood volume deficits. Hypovolemia or low blood volume can be particularly dangerous during surgery and may lead to sudden severe drops in blood pressure. Such a drop in blood pressure, also known as shock, is associated with strokes, heart attacks or even sudden death.

The Company has received preliminary reports on the use of the blood volume analyzer in septic or toxic shock. Septic shock is associated with death rates as high as 40-70%. Lutheran Medical Center using the BVA-100 reported preliminary results in 40 patients diagnosed with septic shock who were found to have unanticipated low blood volume. The patients who were treated with fluids and blood to restore their blood volume, to normal levels had a markedly reduced death rate. These findings if verified on a larger scale would be very important for marketing the Blood Volume Analyzer. A primary goal of the Company is to have the Blood Volume Analyzer become a standard of care within hospitals as part of the decision-making process for administration of blood and intravenous therapy. If these preliminary findings in the treatment of septic shock are verified, it could be expected to have a significant impact on hospital demand for obtaining a Blood Volume Analyzer. Septic shock is a common daily occurrence in all hospitals. Major pharmaceutical companies have attempted to find pharmaceutical agents that will reverse shock. To date, these tests have been unsuccessful. A recent report on patients in septic shock indicated a slight improvement in patients who were treated with an experimental drug. It was reported that the anticipated cost of this drug would be $5000 per treatment. If additional studies confirm that correction of blood volume should be the primary focus on treating septic shock, then blood volume would become an integral part of the therapy for septic shock. The cost of a diagnostic kit is approximately $260.00. The combined cost of blood volume measurement and fluid and/or blood replacement would be significantly lower than the anticipated cost of the experimental septic shock drug.

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

The largest potential use for the Blood Volume Analyzer, is for evaluation and treatment of outpatients medical problems. Many disease conditions result in alterations of blood volume which may have serious consequences for the patient. A recent Mayo Clinic study estimated that there are 50 million Americans who have hypertension. Hypertension is caused primarily by two variables. There is either too much blood (hypervolemia) or fluid retention within the circulation or too much vasoconstriction (tightening of the blood vessels). Diuretics are one major category of drugs used to treat hypertension. Diuretics cause the kidney to excrete salt and water and thereby decreasing the blood volume and lowering the blood pressure. A second major category of medications is vasodilators. These drugs relax the blood vessels, or vasoconstriction, and lower the blood pressure. Within each of these two major categories are drugs which work by different mechanisms but they all essentially fall into one of these two main therapeutic categories, diuretics or vasodilators. Treatment is often a trial and error approach because neither vasoconstriction or blood volume is actually measured in a patient (with rare exception). One of the most serious complications of hypertension is loss of kidney function (renal failure) which may require a patient to undergo permanent renal dialysis. Over the past year, the company has received reports on patients treated for hypertension with diuretics, who have a low blood volume. The physicians treating these patients reduced or removed the diuretic therapy. African-Americans have been reported to have significantly higher rates of strokes, and kidney failure as compared to whites for comparable levels of elevated blood pressure. Diuretic therapy would be expected to be beneficial for patients whose elevated blood pressure is caused by an expanded blood volume and would be expected to be harmful for patients whose high blood pressure is accompanied by low blood volume. At the present time, there is inadequate data to determine whether African Americans as a group are more likely to be individuals treated with diuretics. It is well known that diuretics can cause blood volume to decrease to the point of causing disruption of kidney function. The kidney is particularly vulnerable to low blood volume. Kidney failure is a common complication of severe low blood volume. Medications which cause low blood volume, may contribute to premature renal failure. The measurement of blood volume in the treatment of hypertension may help prevent these types of complications. By measuring the blood volume within the patient, the physician can make a more rational or scientific choice in regard to the medical therapy to be administered.

It is estimated that there are 5 millions individuals that are treated annually for congestive heart failure. The January 2000 issue of the American College of Cardiology reported on a series of patients treated for congestive heart failure who had low blood volume and were decompensated. Over-treatment of congestive heart failure is very difficult to detect and symptoms of over-treatment can be confused with the primary disease itself. It is estimated that $38 billion is spent annually on treatment for congestive heart failure. Congestive heart failure is the number one reason for admission to hospitals in the US for patients over 65 years of age. $23 billion is spent annually on hospital treatment of congestive heart failure patients. Three thousand patients annually receive heart transplants. The overwhelming majority of patients treated for heart failure must be treated medically with a varied combination of drugs. The Blood Volume Analyzer is currently undergoing testing for utilization in optimizing the treatment for congestive heart failure patients. Results of this testing from the Heart Failure Center of Columbia Presbyterian Medical Center has been submitted for publication.

Syncope or sudden loss of consciousness is a major cause for hospitalization in the United States. Patients who experience syncope may suffer severe injuries. Some patients may experience light headedness without complete loss of consciousness. Evaluation of such patients includes neurological and cardiovascular testing, but usually does not include a blood volume measurement. Low blood volume can predispose to syncope. Patients with this condition are frequently treated with different types of drugs without precise knowledge of the underlying cause of the syncope. In March 2000, the Cardiovascular Department of the Cleveland Clinic obtained a BVA-100 Blood Volume Analyzer for the Syncope Section. Preliminary results on over 200 patients in the Cleveland Clinic have demonstrated that a significant percentage of such patients have moderate to severe hypovolemia (low blood Volume) which would not have been diagnosed by the standard test. This scientific data is currently under review for publication. The Cleveland Clinic Cardiovascular Department is ranked number one in the United States according to the annual US News World Report Survey on US Hospitals. The Hospital itself is ranked number 4 overall out of more than 6200 hospitals in the country.

According to the Journal of Clinical Geriatrics, one out of every three elderly patients has a condition known as orthostatic hypotension. Orthostatic hypotension is a condition whereby when a person arises from a sitting or reclining position, the blood pressure drops. A sudden drop in blood pressure may cause dizziness or even loss of consciousness. One in eight elderly
Americans experiences a hip fracture. It is unknown how many of these hip fractures are caused by patients having a transient drop in blood pressure. A blood volume measurement can help differentiate the cause of orthostatic hypotension. Some patients with low blood volume caused by either low red cell volume or low plasma volume can be treated with medications. Patients who have a normal blood volume with orthostatic hypotension have a condition related to autonomic dysfunction or ineffective control of the constriction of small blood vessels. A medication is also available for this condition. Anemia or low red cell volume is a common occurrence in patient's undergoing drug therapy for AIDS, or patients undergoing chemotherapy for cancer. Epogen and Procrit which are manufactured by the Amgen Corporation, can provide therapy for such conditions. Procrit is distributed by the Ortho Division of Johnson & Johnson. The standard surrogate tests, the hematocrit and hemoglobin may not reflect the full degree of decreased red blood cell volume in such patients. A blood volume measurement can detect low blood volume in such patients which may be contributing to a profound feeling of weakness common in such conditions. Blood volume measurement can detect patients who have unrecognized low blood volume.

The chronic fatigue syndrome is a condition said to affect approximately one million Americans, particularly patients with low blood pressure. Low blood volume has been reported to be a factor in such conditions. The ability to measure blood volume with a high degree of precision and accuracy may identify patients who have low blood volume and are not optimally treated at the present time. Examples of other conditions with blood volume derangement are renal (kidney) failure and syncope (fainting). Measurement of blood volume permits more precise therapy.

There are several manufacturers which include Northfield Laboratories, Biopure, and Hemosol Corporation which are testing blood substitutes. These substitutes can be used for surgical procedures instead of donor transfusions. These artificial blood substitutes have the advantage of a long shelf life and the capability of being sterilized. They have the disadvantage of a shortened half-life in the body after transfusion. There have been recent reports in the New England Journal of Medicine that as many as 60% of patients undergoing Cardiac Bypass Surgery (CABG) experience some degree of measurable permanent brain damage such as memory loss. Under current transfusion practices, patients may undergo major surgery with half the concentration of the normal red cells. The practice of undertransfusion is widespread. In the Journal Transfusion, Dr. Robert Valeri, a senior researcher of the Boston Naval Hospital estimated that there may be as many as 40,000 heart attacks per one million operations due to undertransfusions. The Company is attempting to initiate a cooperative program which will involve the use of blood volume measurement combined with the use of blood substitutes during surgery. The Company believes that it can provide a significant advantage to companies testing blood substitutes without precise knowledge of a patients actual blood volume. Patients who have initial low blood volume at the initiation of surgery may respond very differently from a patient with a normal blood volume treated with a blood substitute. The Company also has initiated discussions with representatives of both Johnson & Johnson and Amgen for sponsorship of studies utilizing blood volume measurements combined with products which stimulate increased red cell production. The current guidelines for the use of these products is based on hemoglobin and hematocrit measurements. These tests, however, may be very misleading in regard to the total amount of red cells a patient has in his/her body. A patient who has a low blood volume that is undetected may have an artificially elevated hematocrit. Such a patient may experience severe fatigue and other symptoms which could be improved by appropriate treatment. It is only with the use of a blood volume measurement that the lower red cell volume could be detected and treated. Blood volume measurement which could detect low blood volume in patients with cancer, kidney disease, heart failure could significantly increase the justification and use of these blood stimulants.

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

Idant (Division of Scientific Medical Systems, subsidiary of Daxor Corporation) Semen (Sperm) Banking

Idant, in 1985, was the first semen bank to institute an AIDS quarantine period for frozen semen. Viruses such as HIV and hepatitis B or C may be undetectable for up to 6 months in infected individuals. By freezing the semen of donors and re-testing the donor 6 months later the risk of hepatitis or AIDS can be virtually eliminated. In 1989, New York State and a number of other states enacted laws requiring sperm banks to freeze and quarantine sperm for a minimum of six months with donors being tested at the beginning and at the end of the six-month period. By storing semen from a large cross-section of sperm donors, Idant can closely match the physical characteristics of the sperm donor. The Company maintains a complete physical description of each donor on file and matches multiple physical characteristics and additional special characteristics sought by the family to those of the sterile father. The Company also provides, on request, special screening for rare hereditary recessive genetic traits. The increased likelihood of a child who resembles his recipient father can make the child, who results from artificial insemination, much more psychologically acceptable to the father.

Storage of Sperm for Personal Use

Idant pioneered both the technology and the commercial application of long-term preservation of human sperm for use in artificial insemination. The division has provided frozen semen services to physicians worldwide. Idant holds approximately 50,000 human semen units in long-term storage at its central New York City facility. The Company was the first semen bank in the state of New York, out of more than 50 licensed banks, to be accredited by the American Association of Tissue Banks. The Company's sperm bank facilities contain stored sperm, which should remain viable for many years. Semen stored for 23 years, at minus 321 degrees, has shown minimal change (the Company has had documented normal births from semen stored 16 years). The Company's facilities are used by men who, for a variety of reasons, anticipate impairment of their ability to father children and by men who have been found to be marginally fertile. These men may now be able to have children by use of techniques that increase their fertility by treating their sperm to artificially inseminate their partners. The facilities are also used by men who plan to undergo sterilization by vasectomy, but who believe that they might desire children in the future. Artificial insemination using stored sperm is much more effective and less expensive than present techniques of vasectomy reversal. In addition, patients with a variety of diseases, including many types of cancer, store semen prior to undergoing treatment by chemotherapy or radiation. By utilizing cryogenic preservation facilities, these patients, who are frequently in their teens or twenties, will be able to father their own children after cancer treatment, despite the high risk of sterility and birth defects associated with treatments. The Company receives referrals for these services from multiple sources, primarily physicians.

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

Patent and Copyright Protection

The Company has received separate United States patents on its Blood Volume Analyzer (BVA-100) and for its Volumex injection kit. These are the only US patents ever issued for an instrument dedicated to the measurement of total human blood volume for a specific individual. The Company received a European patent covering 12 countries. The Company has received a Japanese patent for the BVA-100. The Company received the first patent ever issued for an instrument in Japan to measure human blood volume. The instrument is designed to work with an injection kit manufactured by the Company. It is theoretically possible to use the Blood Volume Analyzer without the kit by preparing the reagents used for the test. However, the cost and time for such preparations would be uneconomical and it is unlikely that a purchaser of the instrument would use it without purchasing the reagent kit. This is the first U.S. patent ever issued for a system, which permits a fixed quantitative amount of isotope to be injected for diagnostic purposes. The injection system was specifically designed for use with the BVA-100. However, it can be used for other diagnostic test purposes where a precise complete quantitative injection of a diagnostic reagent is required. The Company is currently investigating the filing of additional patents involving the BVA-100 system.

Marketing

The Company is marketing its Blood Volume Analyzer either on a direct sale, lease, or an instrument loaner basis to potential users. Users are expected to be primarily hospitals, surgi-centers, and imaging centers (radiology). The Company also has been demonstrating its equipment at major trade shows such as Nuclear Medicine, Surgical Anesthesiology, and trauma conferences. The Company is also in the process of developing a network of dealers as well as it's own internal sales force. The Company recognized after the initial beta testing in 1999, that it was important to have the Blood Volume Analyzer at leading medical institutions. Publications and reports from such institutions are particularly important for acceptance by the general medical community. During the past 14 months, the following facilities acquired Blood Volume Analyzers, the Cleveland Clinic, ranked number 4 in the United States, Vanderbilt Medical Center, and New York Hospital Presbyterian Medical Center. The Mayo Clinic, ranked number 2, has also acquired a Blood Volume Analyzer. In the past 2 months, the Johns Hopkins Medical Center, ranked number one overall in the United States, and the National Institutes of Health, the leading US government research agency, have signed agreements to acquire a Blood Volume Analyzer. Hospitals and health facilities are exceedingly cost conscious in regard to acquiring additional medical technology. Blood volume measurement is an approved and reimbursable Medicare test. The Company's marketing efforts are focused on documenting the beneficial effects of blood volume measurement as well as developing cost benefit analysis studies. Such studies are particularly important to HMO's which focus on avoiding hospitalization when possible. Congestive heart failure for example, affects over 5 million Americans and is the number cause of hospitalization in the US. Blood volume derangements are an integral part of the disease process. The Company believes that patients whose blood volume is known can be more precisely and scientifically treated and have fewer hospitalizations. As these studies become available, they will be incorporated into the marketing program of the Company.

The Company has developed a website (http:// www.daxor.com), which contains extensive detail about the BVA-100 blood volume analyzer as well as examples of actual cases (with patient identities removed). The website permits rapid communication between marketing personnel and potential users prior to an onsite visit.

Competition

Blood Volume Analyzer

The medical technology market is intensely competitive. There are, however, no competing instruments manufactured or marketed which perform rapid semi-automated blood volume analysis, such as the BVA-100. The Company believes that its receipt of a United States, European and Japanese patent for its Blood Volume Analyzer provides significant protection against any future potential competition in the blood volume analysis field. The receipt of the U.S. patent for the injection kit system provides significant additional protection as the Company believes that the kits will be a major source of revenue. The Company believes that its main hindrance to market acceptability will be the need to demonstrate that its blood volume measurement equipment is capable of producing accurate data on a cost effective basis. Test kit costs will be modest relative to the cost of the critical information derived from the test. A blood volume measurement, for example in septic shock can literally mean the difference between life and death in terms of the therapeutic approach to the patient.

Blood Banking

The Idant frozen blood bank is the only facility that provides long term personal blood storage in the Northeastern United States.

Semen Banking

There are at least 300 sperm banks in the United States operated by either commercial entities or by academic institutions. The Idant semen bank was the first semen bank in the State of New York that was accredited by the American Association of Tissue Banks. There are less than 10 semen banking organizations in the United States that have achieved this accreditation. The Company has developed a web site (http: // www.Idant.com), which will be helpful for marketing purposes.

Regulation

The development, testing, production and marketing of medical devices is subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act, and may be subject to regulation by similar agencies in various states and foreign countries. The governing statutes and regulations generally require manufacturers to comply with regulatory requirements designed to assure the safety and effectiveness of medical devices. The FDA clearance for marketing of the Blood Volume Analyzer, BVA-100, and the associated quantitative injection kit marks one of the most important milestones in the history of Daxor. The products manufactured by and for the Company in regard to the BVA-100 are subject to continuing FDA regulations and inspections.

The New York State Department of Health regulates the Company's Idant semen and blood bank within New York State. The Idant Semen Bank and Blood Bank are divisions of Scientific Medical Systems, which is wholly owned by the Daxor Corporation. Scientific Medical Systems has its own separate directors. These facilities are licensed and annually inspected by the New York State Department of Health.

Employees

On March 19, 2001, the Company had 31 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Item 2. Properties

In February 1992, the Company signed a thirteen-year lease for a new facility at the Empire State Building. The initial space was for 10,000 square feet, with option provisions in the lease for up to 24,000 square feet. The company currently occupies approximately 7,500 square feet. In 1998 the company signed a lease for approximately 11,000 of manufacturing and office space in Rochester New York. The lease was signed when Daxor acquired the assets of the Wellport Corporation. Both leases contain CPI escalation clauses. The Rochester lease is subject to renewal in October 2001. The Company is considering relocating some of these facilities to Oakridge, Tennessee.

Item 3. Legal Proceedings

The Company had no litigation in 2000 and no pending lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock is traded on the American Stock Exchange under the symbol DXR.

1999
                                             High          Low
                                             ----          ---
     First Quarter......................    15 7/16       13 3/4

     Second Quarter.....................    14 2/8        11 3/4

     Third Quarter......................    13 5/16       12 1/8

     Fourth Quarter.....................    18 1/2        12

2000
                                             High          Low
                                             ----          ---
     First Quarter......................    30 5/8        13 7/8

     Second Quarter.....................    20 3/4        10 2/8

     Third Quarter......................    16 2/8        10 2/8

     Fourth Quarter.....................    13 3/8        10

On March 21,2001, the Company had approximately 222 holders of record of the Common Stock. The Company believes there are approximately 1900 beneficial holders.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements and notes thereto, from which these data were derived, included elsewhere in the report. Selected Operations Statement Data:

                                                                             Ended December 31,
                                              2000               1999               1998               1997               1996
                                          ------------       ------------       ------------       ------------       ------------
Operating revenues                        $    635,868       $    500,969       $    324,192       $    529,737       $    717,308
Other revenues                                 109,920             74,407
Dividend income                              1,842,583          1,856,119          1,942,759          2,138,755          2,132,173
Gains on sale of investments                    57,399            469,595            362,487            144,681             16,354
                                          ------------       ------------       ------------       ------------       ------------
Total revenues                               2,645,770          2,901,090          2,629,438          2,813,173          2,865,835
                                          ------------       ------------       ------------       ------------       ------------
Costs and expenses:
Operations of laboratories
  & costs of production                      1,052,000            833,751            961,031            628,729            819,722
Selling, general and
  administrative                             1,429,395          2,016,004          1,561,159          2,161,626          2,080,969
Interest expenses, net
  of interest income                           198,341            147,105            484,563            167,452             74,175
                                          ------------       ------------       ------------       ------------       ------------
Total costs and expenses                     2,679,736          2,996,860          3,006,753          2,957,807          2,974,866
                                          ------------       ------------       ------------       ------------       ------------
Net loss before
  income taxes                                 (33,966)           (95,770)          (377,315)          (144,634)          (109,031)
Provision for income taxes                      21,228              1,360             43,145             14,219              3,134
                                          ------------       ------------       ------------       ------------       ------------
Net loss                                  ($    55,194)      ($    97,130)      ($   420,460)      ($   158,853)      ($   112,165)
                                          ============       ============       ============       ============       ============
Weighted average number of
  shares outstanding                         4,675,826          4,721,492          4,762,542          4,696,876          4,722,709
                                          ------------       ------------       ------------       ------------       ------------
Net income per common
  equivalent share                        ($      0.01)      ($      0.02)      ($      0.09)      ($      0.03)      ($      0.02)
                                          ============       ============       ============       ============       ============

Selected Balance Sheet Data:
                                                                          Year Ended December 31,
                                               2000               1999              1998               1997               1996
                                          ------------       ------------       ------------       ------------       ------------
Working capital                             38,309,247         28,869,309         34,837,930         32,501,404         31,306,579

Total assets                                49,575,118         35,846,065         44,056,349         41,322,592         37,288,804

Total liabilities*                          10,903,280          6,566,496          8,752,515          8,404,868          5,507,384

Shareholders' equity                        38,671,838         29,279,569         35,303,834         32,917,724         31,781,420

Return on equity*                                 0.00%              0.00%              0.00%              0.00%              0.00%

* Return on equity is calculated by dividing the Company's net income for the period by the shareholders' equity at the beginning of the period.

* Total liabilities include deferred taxes of $9,011,745 for unrealized gains.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Idant Laboratories subsidiary contributed 59%, 99% and 100% of operating revenues in 2000, 1999 and 1998 respectively. The Companies operations in semen banking and blood banking (laboratories) have received limited promotion. The Company has taken steps to increase awareness of these services. The Company in the year 2000 received its first revenue from the Blood Volume analyzer. The potential market for the Blood Volume Analyzer is significantly larger than the Company's current operations. The Company anticipates that proceeds from Daxor's blood volume analyzer will be the primary source of revenue in the immediate future. The company believes that the potential market for blood volume measurement and analysis is between 15-20 million tests per year. Successful penetration of even a small fraction of the market would significantly change the company's structure. The Company intends to focus its major marketing efforts on the Blood Volume Analyzer.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO DECEMBER 31, 1999

Total revenues were $ 2,645,770 in 2000, down from the $2,901,090 reported in 1999. Dividend income earned on the Company's securities portfolio was $1,842,583, a decrease from the $1,856,119 reported in 1999. Gains on the sale of investments was $57,399 in 2000 as compared to $469,595 in 1999. Net income before income taxes was a loss of $ 55,194 in 2000 vs. $97,130 in 1999.

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

The Company continues to maintain its diversified securities portfolio comprised primarily of electric utility preferred and common stocks. The income derived from these investments has helped to offset the operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research development without the sudden necessity of raising additional capital. The securities in the company's portfolio were selected to provide stability of both income and capital.

At December 31, 2000, the Company's short-term debt was $1,775,363 vs. $2,443,794 at 1999. At year-end 2000, shareholders' equity was $38,671,838. At year-end 1999, the Company had shareholders' equity of $29,279,569. At December 31, 2000 the Company's security portfolio had a market value of $48,722,403 vs. $34,867,286 in 1999.

In 1998 The Company purchased the assets of the Wellport Manufacturing Company. This Company had previously manufactured the injection kit. The Company now manufactures its own injection kit. The final filling and shipping of the kit is performed by an FDA licensed radiopharmaceutical manufacturer. In the year 2000, the Company leased additional space in Oakridge, Tennessee to manufacture its own BVA-100 Blood Volume Analyzers. The Company has a separate contract with an Original Equipment Manufacturer to manufacture additional Blood Volume
Analyzers. The Company is considering developing additional manufacturing facilities for its kit system in Oakridge. This would involve transferring some of its Rochester operations to Oakridge. The Company is reviewing options to purchase some of the original equipment manufacturers who provide various parts of the BVA-100 Blood Volume Analyzer system. The Company is also involved in discussions with independent medical distributors to market the BVA-100. The Company offers to lease or rent, as well as sell its Blood Volume Analyzer (BVA-100) as part of an overall marketing plan. The Company will also loan an instrument for evaluation purposes.

The Company is also developing with one of its clients, a blood volume laboratory staffing program. Under such program, the Company may provide management services as well as equipment services. With respect to blood banking, the Company believes that it may be a valuable partner to companies which produce blood substitutes as well as companies that produce blood stimulants such as Epoetin Alfa. Blood volume measurement would enhance the validation of these products. The Company will actively look to form such marketing alliances.

Year-end 2000 finds the Company in a satisfactory financial position with adequate funds available for its immediate anticipated needs.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             DAXOR CORPORATION

                                        by:  /s/ Joseph Feldschuh
                                             ----------------------------------
                                             Joseph Feldschuh, M.D.
                                             President and Chief
                                             Executive Officer
                                             Chairman of the Board

Dated: March 22, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                        Title                         Date
       ---------                        -----                         ----

/s/ Joseph Feldschuh         President and Director              March 22, 2001
------------------------     (Principal Executive Officer)
Joseph Feldschuh, M.D.


/s/ Ron Baldry               Vice President                      March 22, 2001
------------------------
Ron Baldry


/s/ Octavia Atanasiu         Corporate Treasurer                 March 22, 2001
------------------------     Accounting Supervisor
Octavia Atanasiu            (Principal Financial Officer)


/s/ Virginia Fitzpatrick     Corporate Secretary                 March 22, 2001
------------------------
Virginia Fitzpatrick


/s/ Stephen M. Moss          Director                            March 22, 2001
------------------------
Stephen M. Moss, PhD


/s/ Bruce Hack               Director                            March 22, 2001
------------------------
Bruce Hack


/s/ James Lombard            Director                            March 22, 2001
------------------------
James Lombard


/s/ Martin Wolpoff           Director                            March 22, 2001
------------------------
Martin Wolpoff


Board of Directors:

    Name                     Title

Dr. Joseph Feldschuh         Chairman, President, & CEO
Stephen Moss                 Director
James Lombard                Director
Martin Wolpoff               Director
Bruce Hack                   Director

Item 14(a) (1). Index to Financial Statements

The following statements and schedules of Daxor Corporation are submitted herewith:


                                                                           Page
                                                                           ----

Report of Independent Accountants                                          F-1

Financial Statements as at December 31, 2000 and 1999
and for the three years ended December 31, 2000
     Balance Sheets                                                        F-2
     Statements of Income                                                  F-3
     Statements of Shareholders' Equity                                    F-3
     Statements of Cash Flows                                              F-4

     Notes to Financial Statements                                         F-5

Schedule I -- Marketable Securities -- Other Investments - Year ended
     December 31, 2000                                                     F-9

Schedule IX -- Short-term Borrowings -- Years ended December 31, 2000
     1999, and 1998                                                        F-9

Schedule X -- Supplementary Income Statement Information --
Years ended December 31, 2000, 1999, and 1998                              F-9

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

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying consolidated balance sheets of Daxor Corporation as at December 31, 2000 and 1999, the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item F-9.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Daxor Corporation as at December 31, 2000 and 1999, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.


Frederick A. Kaden & Co.


Brentwood, New York
March 12, 2001

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS
================================================================================

CONSOLIDATED BALANCE SHEETS[UNAUDITED]
                                                   December 31,    December 31,
                                                       2000           1999
                                                  ------------    ------------
================================================================================
ASSETS
================================================================================

CURRENT ASSETS
Cash                                              $     18,439    $     67,783
Marketable Securities at Fair Value
December 31,2000 and  December 31,
1999. (Notes 1 and 2)                               48,722,403      34,867,286
Accounts receivable                                    107,927           6,745
Other current assets                                   363,758         493,991
                                                  ------------    ------------

Total Current Assets                                49,212,527      35,435,805

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                          125,815         125,815
Leasehold improvements, furniture
and equipment                                          836,813         825,794
Laboratory equipment                                   278,087         275,817
                                                  ------------    ------------
                                                     1,240,715       1,227,426
Less: Accumulated depreciation and amortization        919,414         861,156
                                                  ------------    ------------
Net equipment and improvements                         321,301         366,270

Other Assets                                            41,290          43,990

Total Assets                                      $ 49,575,118    $ 35,846,065
                                                  ============    ============

================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
================================================================================

CURRENT LIABILITIES
Accounts payable and accrued liabilities          $     42,431    $    127,341
Loans payable (Notes 1 and 2)                        1,775,363       2,443,794
Other Liabilities                                       73,741          33,738
Deferred Taxes (Note 1)                              9,011,745       3,961,623
                                                  ------------    ------------
Total  Liabilities                                  10,903,280       6,566,496


SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,664,909 December 31,
2000 and 4,692,909  December 31, 1999                   53,097          53,097
Additional Paid in capital                           9,798,232       9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)           17,493,387       7,690,209
Retained earnings                                   16,140,652      16,195,846
Treasury stock                                      (4,813,530)     (4,457,815)
                                                  ------------    ------------
Total Shareholders' Equity                          38,671,838      29,279,569

Total Liabilities and Shareholders' Equity        $ 49,575,118    $ 35,846,065
                                                  ============    ============

See accompanying notes to financial statements

DAXOR CORPORATION
STATEMENTS OF INCOME

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                     (Consolidated)   (Consolidated)
                                                          2000              1999              1998
                                                      -----------       -----------       -----------
Revenues:
-----------------------------------------------------------------------------------------------------
Operating revenues (Note 12)                          $   635,868       $   500,969       $   324,192
Other revenues                                            109,920            74,407
Dividend income                                         1,842,583         1,856,119         1,942,759
Gains  on sale of securities                               57,399           469,595           362,487
                                                      -----------       -----------       -----------
Total Revenues                                          2,645,770         2,901,090         2,629,438
                                                      -----------       -----------       -----------
-----------------------------------------------------------------------------------------------------
Costs and expenses:
-----------------------------------------------------------------------------------------------------
Operations of Laboratories & Costs of Production        1,052,000           833,751           961,031
Selling, General, and Administrative                    1,429,395         2,016,004         1,561,159
Interest expense, net of interest income                  198,341           147,105           484,563
                                                      -----------       -----------       -----------
Total costs and expenses                                2,679,736         2,996,860         3,006,753
                                                      -----------       -----------       -----------
Net Loss  Before Income Taxes                             (33,966)          (95,770)         (377,315)
Provision for income taxes (Note 9)                        21,228             1,360            43,145
                                                      -----------       -----------       -----------
Net Loss                                              $   (55,194)      $   (97,130)      $  (420,460)
                                                      -----------       -----------       -----------
Weighted Average Number of Shares Outstanding           4,675,826         4,721,492         4,762,542
                                                      -----------       -----------       -----------
Net Income  per Common Equivalent Share               $     (0.01)      $     (0.02)      $     (0.09)
                                                      -----------       -----------       -----------

See accompanying notes to financial statements
=====================================================================================================


DAXOR CORPORATION
STATEMENTS OF SHAREHOLDER'S EQUITY

                                                        Three Years Ended December 31, 2000
                                                        -----------------------------------

                                 Common stock                       Additional
                                    Number                            Paid-in          Retained         Treasury
                                  of Shares         Amount            Capital          Earnings           Stock
                                  ---------       -----------       -----------       -----------      ------------
-------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998        4,690,709       $    53,097       $ 8,579,803       $16,713,436      $(3,475,782)
-------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,1998                                                                         (420,460)
Purchase of Treasury Stock          (38,000)                                                              (458,775)
Sale of Treasury Stock              100,000                           1,218,429        (2,353,755)         276,521
                                                                    -----------       -----------      -----------
-------------------------------------------------------------------------------------------------------------------
Balance December 31,1998          4,752,709            53,097         9,798,232        16,292,976       (3,658,036)
-------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31, 1999                                                                         (97,130)
Purchase of Treasury Stock          (59,800)                                                              (799,779)
-------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999         4,692,909            53,097         9,798,232        16,195,846       (4,457,815)
-------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31, 2000                                                                         (55,194)
Purchase of Treasury Stock          (28,000)                                                              (355,715)
                                  ---------       -----------       -----------       -----------      -----------
Balance December 31, 2000         4,664,909       $    53,097       $ 9,798,232       $16,140,652      $ 4,813,530
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS

                                                                                            Year ended December 31,
                                                                                       (Consolidated)
                                                                                  2000                 1999                 1998
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
-------------------------------------
Net income or (loss)                                                          $   (55,194)         $   (97,130)         $  (420,460)
                                                                              -----------          -----------          -----------
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation & Amortization                                                        58,258               72,395               66,406
(Gain) loss on sale of investments                                                (57,399)            (469,595)            (362,487)
(Gain) loss on sale of equipment                                                                        (4,554)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                                       (101,182)             144,489               21,864
(Increase) decrease in accounts receivable-
                    Related Parties                                                                     75,979               28,371
(Increase) decrease in other current assets                                       130,233             (232,394)             (46,507)
(Increase) decrease in tax refunds receivable                                          --                5,881                   --
(Increase) decrease in other assets                                                 2,700               (6,019)              (6,155)

Increase (decrease) in accounts payable,accrued
expenses and other liabilities net of "short sales"                               (83,910)              39,747             (108,503)

Total adjustments                                                                 (51,300)            (374,071)            (407,011)
                                                                              -----------          -----------          -----------

Net cash provided by operating activities                                        (106,494)            (471,201)            (827,471)
                                                                              -----------          -----------          -----------

Cash flows from investing activities:
-------------------------------------
Payment for purchase of equipment and
improvements                                                                      (13,289)             (55,114)            (109,835)
Proceeds from sale of equipment                                                        --               48,936
Net cash provided or (used) in purchase
and sale of investments                                                         1,027,001              843,604              357,737
Net proceeds (repayments) of loans from
brokers used to purchase investments                                             (668,431)             393,245             (444,090)
Proceeds from "short sales" not closed                                             67,584               28,581                6,227
                                                                              -----------          -----------          -----------

Net cash provided by/(used in)  investing activities                              412,865            1,259,252             (189,961)
                                                                              -----------          -----------          -----------

Cash flows from financing activities
------------------------------------
Proceeds from sale of treasury stock                                                                                      1,494,950
Payment for purchase of treasury stock                                           (355,715)            (799,779)            (458,775)
                                                                              -----------          -----------          -----------

Net cash used in financing activities                                            (355,715)            (799,779)           1,036,175
                                                                              -----------          -----------          -----------
Net increase (decrease) in cash and
cash equivalents                                                                  (49,344)             (11,728)              18,743
Cash and cash equivalents at beginning of year                                     67,783               79,511               60,768
                                                                              -----------          -----------          -----------

Cash and cash equivalents at end of year                                      $    18,439          $    67,783          $    79,511
                                                                              ===========          ===========          ===========

See accompanying notes to financial statements
----------------------------------------------

                                DAXOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements as at December 31, 2000 and 1999 and for the three years ended December 31, 2000 have been prepared in conformity with principles of accounting applicable to a going concern. Daxor Corporation operates in the medical services and technology industry.

     The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

(1)  MARKETABLE SECURITIES

     Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of December 31, 2000 and December 31, 1999 being increased approximately 119.30% and 50.19% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

     The following tables summarize the company's investments as of:

                                              December 31, 2000
                                              -----------------

Type of
-------                        Cost                  Fair Value                Unrealized              Unrealized
security                    -----------              -----------             holding gains           holding losses
--------                                                                      -----------              ----------
Equity                      $22,202,412              $48,721,503              $27,425,484              $  906,393

Debt                             14,859                      900                        0                  13,959
                            -------------------------------------------------------------------------------------

Total                       $22,217,271              $48,722,403              $27,425,484              $  920,352
                            ===========              ===========              ===========              ==========

                                              December 31, 1999
                                              -----------------

Type of
-------                        Cost                  Fair Value                Unrealized              Unrealized
security                    -----------              -----------             holding gains           holding losses
--------                                                                      -----------              ----------
Equity                      $23,200,595              $34,866,386              $13,640,132              $1,974,341

Debt                             14,859                      900                        0                  13,959
                            -------------------------------------------------------------------------------------

Total                       $23,215,454              $34,867,286              $13,640,132              $1,988,300
                            ===========              ===========              ===========              ==========

     At December 31, 2000, the securities held by the Company had a market value of $48,722,403 and a cost basis of $22,217,271 resulting in a net unrealized gain of $26,505,132 or 119.30% of cost.

     At December 31, 1999, the securities held by the Company had a market value of $34,867,286 and a cost basis of $23,215,454 resulting in a net unrealized gain of $19,420,553 or 82.30% of cost.

     At December 31, 2000 and December 31, 1999, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  Loans Payable

     As at December 31, 2000 and December 31, 1999, the Company had loans outstanding aggregating $1,000,000 and $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 8.16%.

     Short term margin debt due to brokers ,secured by the Companies marketable securities, totaled $775,363 at December 31, 2000 and $1,443,794 at December 31, 1999.

(3)  Accounts receivable

     Accounts receivable are deemed to be fully collectible.

(4)  Equipment and Improvements

     Depreciation of equipment and improvements is taken using the straight line method. For 2000, 1999 and 1998 the charges to income for depreciation using this method were $58,258, $72,395 and $66,406 respectively.

     The cost of maintenance and repairs is charged to expense as incurred. The cost of betterments and additions are capitalized and depreciated over the life of the asset. The cost of assets disposed of or determined to be non-revenue producing, together with the related accumulated depreciation applicable thereto, are eliminated from the accounts, and any gain or loss is recognized.

(5)  Other Liabilities

     At December 31, 2000 and December 31, 1999, the Company also maintained a short position in certain marketable securities. These positions were sold for $67,584 at December 31, 2000, and $28,581 at December 31, 1999, and had
respective market values of $43,287 and $53,275 resulting in an unrealized gain of $24,297 at December 31, 2000 and an unrealized loss of $24,694 at December 31, 1999

(6)  Commitments and Contingencies

     (A)  Operating Leases

     Future minimum rental payments under non-cancelable operating lease are as follows:

                         2001     $295,664
                         2002     $219,830
                         2003     $219,830
                         2004     $219,830
                         2004     $219,830
                         2005

     Rent expense for all non-cancelable operating leases was $406,768,$378,372 and $273,433 for the years ended December 31, 2000, 1999 and 1998 respectively.

     B)   Contingent Liabilities

     The Company is not aware of any contingent liabilities at year end.

(7)  Research and Development Expenses

     Research and development expenses were $213,464, $15,000 and $564,275 for 2000, 1999, and 1998 respectively. All research and development costs are expensed in the year they occur.

(8)  Interest Expense and Income

     Interest expense was $200,741, $150,617, and $485,043 and interest income was $2,400, $3,512, and $480 in 2000, 1999 and 1998 respectively.

(9)  Income Taxes

     The following is a reconciliation of the federal statutory tax rate of 34% for 2000,1999 and 1998, with the provision for income taxes:

                                     2000         1999           1998
                                    ------       ------         ------

Statutory tax rate                       0            0              0
State and city taxes                21,228        1,360         43,145
                                    ------       ------         ------
Provision for income taxes          21,228        1,360         43,145
                                    ------       ------         ------
Effective federal tax rate               0%           0%             0%
                                    ------       ------         ------

(10) Shareholders' Equity

     During 2000, the Company purchased 28,000 shares of its own stock at a cost of $355,714.50.

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

SCHEDULE I

MARKETABLE SECURITIES -- OTHER INVESTMENTS

The following tables summarize the company's investments as of:

                                                     December 31, 2000
                                                     -----------------
Type of                                                                          Unrealized             Unrealized
Security                          Cost                  Fair Value              Holding gains         holding losses
--------                          ----                  ----------              -------------         --------------
Equity                        $22,202,412              $48,721,503              $27,425,484              $  906,393
------
Debt                               14,859                      900                        0                  13,959
----                          -------------------------------------------------------------------------------------
Total                         $23,215,454              $34,867,286              $13,640,132              $1,988,300
-----                         ===========              ===========              ===========              ==========


SCHEDULE IX
SHORT-TERM BORROWINGS
Years Ended December 31, 2000, 1999, 1998

--------------------------------------------------------------------------------------------------------------
Column A             Column B         Column C           Column D             Column E        Column F
--------------------------------------------------------------------------------------------------------------
Category of          Balance at     Weighted average    Maximum amount       Average amount  Weighted average
aggregate            the end of     interest rate at    outstanding during   outstanding     interest rates
short-term           period         end of the period   this period          during the      during the period
borrowings                                                                   period
--------------------------------------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------------------------------------
Banks                1,000,000           8.16%              1,000,000           1,000,000         8.05%
--------------------------------------------------------------------------------------------------------------
Brokers                775,363           8.12%              1,443,794           1,089,312         7.71%
--------------------------------------------------------------------------------------------------------------
All Categories       1,775,363           8.14%              2,443,794           2,089,312         7.93%
--------------------------------------------------------------------------------------------------------------
1999
--------------------------------------------------------------------------------------------------------------
Banks                1,000,000           7.65%              1,000,000           1,000,000         7.65%
--------------------------------------------------------------------------------------------------------------
Brokers              1,443,794           7.47%              1,443,794           1,312,442         7.43%
--------------------------------------------------------------------------------------------------------------
All Categories       2,443,794           7.54%              2,443,794           2,443,794         7.51%
--------------------------------------------------------------------------------------------------------------
1998
--------------------------------------------------------------------------------------------------------------
Banks                1,000,000           7.75%              1,000,000           1,000,000         7.65%
--------------------------------------------------------------------------------------------------------------
Brokers              1,050,549           7.32%              1,267,365           1,262,341         7.29%
--------------------------------------------------------------------------------------------------------------
All Categories       2,050,549           7.47%              2,267,594           2,262,341         7.36%
--------------------------------------------------------------------------------------------------------------

The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

SCHEDULE X

SUPPLEMENTARY INCOME STATEMENT INFORMATION

------------------------------------------------------------------------------------------------------------------
                         COLUMN A                                                    COLUMB B
------------------------------------------------------------------------------------------------------------------

                           Item                                           Charged to costs and expenses
                           ----                                               Year ended December 31,
                                                                              -----------------------

                                                                   2000                1999               1998
                                                                   ----                ----               ----
Maintenance and repairs                                          $   *              $   *               $   *
Depreciation and amortization
  of intangible assets pre-operating
  costs and similar deferrals                                        58,258             72,395              66,406
Taxes, other than payroll and
  income taxes                                                       *                  *                   *
Royalties                                                           ---                ---                 ---
Advertising costs                                                    *                  *                   *

------------------------------------------------------------------------------------------------------------------
* less than 1% of total revenues for the year.
------------------------------------------------------------------------------------------------------------------