Form 10-Q
period 2001-03-31
DAXOR CORP
filed 2001-05-15
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                ------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     Of the
                             Securities act of 1934

                        FOR QUARTER ENDED MARCH 31, 2001
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
    (Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the p receding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                  No
                       ---                     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                OUTSTANDING AT MARCH 31, 2001
----------------------------------------------------------------------------
       COMMON STOCK
   PAR VALUE:  $.01 per share                           4,664,909



PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                      PAGE
         ------------------------------------------------------------------------------
         Consolidated Balance Sheets as at March 31, 2001 and
              December 31, 2000                                                     F-1

         Consolidated Statement of Income and Statement of Income
              For the Three Months ended March 31, 2001 and 2000                    F-2

         Consolidated Statement of Cash  Flows and Statement of Cash Flows
               For the Three Months ended March 31, 2001 and 2000                   F-3

         Notes to Financial Statements                                              F-4


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                                                           2


ITEM 2.   RESULTS OF OPERATIONS                                                       2


                                DAXOR CORPORATION
                               FINANCIAL STATMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                  March 31,   December 31,
                                                                    2001          2000
                                                                    ----          ----
ASSETS

CURRENT ASSETS
Cash                                                          $     57,012    $     18,439
Marketable Securities at Fair Value
March 31, 2001 and December 31, 2000, (Notes 1 and 2)           46,660,425      48,722,403
Accounts receivable                                                124,808         107,927
Other current Assets                                               330,235         363,758
                                                              ------------    ------------
Total Current Assets                                            47,172,480      49,212,527

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                                      125,815         125,815
Leasehold improvements, furniture
and equipment                                                      837,015         836,813
Laboratory equipment                                               278,087         278,087
                                                              ------------    ------------
                                                                 1,240,917       1,240,715
Less: Accumulated depreciation and amortization                    930,933         919,414
                                                              ------------    ------------
Net equipment and improvements                                     309,984         321,301

Other Assets                                                        41,290          41,290

Total Assets                                                  $ 47,523,754    $ 49,575,118
                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                      $     89,265    $     42,431
Loans payable (Notes 1 and 2)                                    1,885,737       1,775,363
Other Liabilities                                                   87,858          73,741
Deferred Taxes (NOTE 1)                                          8,242,257       9,011,745
                                                              ------------    ------------
Total Liabilities                                               10,305,117      10,903,280

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares:  issued and
Outstanding shares 4,664,909 March 31,
2001 and 4,664,909 December 31, 2000                                53,097          53,097
Additional Paid in capital                                       9,798,232       9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)                       15,999,675      17,493,387
Retained earnings                                               16,181,163      16,140,652
Treasury stock                                                  (4,813,530)     (4,813,530)
                                                              ------------    ------------
Total Shareholders' Equity                                      37,218,637      38,671,838

Total Liabilities and Shareholders' Equity                    $ 47,523,754    $ 49,575,118
                                                              ============    ============


See accompanying notes to consolidated financial statements

                                      (F-1)



DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                  2001          2000
                                                                  ----          ----
Revenues:
Operating revenues                                            $   140,077    $  211,559
Other revenues                                                $    42,334    $   24,441
Dividend income                                                   473,919       473,494
Gains/(losses) on sale of securities                               (8,704)        8,242
                                                              -----------    ----------

Total revenues                                                    647,626       717,736
                                                              -----------    ----------
Costs and expenses:
Operations of Laboratories & Costs of Production                  220,240       206,594
Selling, General, and Administrative                              333,197       370,707
Interest expense, net of interest income                           34,409        45,082
                                                              -----------    ----------

Total Costs and Expenses                                          587,846       622,383
                                                              -----------    ----------

Net Income Before Income Taxes                                     59,780        95,353

Provision for income taxes                                         19,269         1,360
                                                              -----------    ----------
Net Income                                                    $    40,511    $   93,993
                                                              ===========    ==========
Weighted Average Number of Shares Outstanding                   4,664,609     4,685,576
                                                              ===========    ==========
Net Income per Common Equivalent Share                        $      0.01    $     0.02
                                                              ===========    ==========


See accompanying notes to consolidated financial statemens

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                  2001        2000
                                                                  ----        ----
Cash flows from operating activities:
Net income or (loss)                                          $  40,511    $  93,993
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation Equipment and
improvements                                                     11,519       14,332
(Gain) loss on sale of investments                                8,704       (8,242)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                      (16,881)      (1,796)
(Increase) decrease in other current assets                      33,523      133,372
Increase (decrease) in accounts payable, accrued
and other liabilities net of "short sales"                       47,434      (19,882)
                                                              ---------    ---------
Total adjustments                                                84,299      117,784
                                                              ---------    ---------
Net cash (used in) operating activities                         124,810      211,777
                                                              ---------    ---------

Cash flows from investing activities
Payment for purchase of equipment and
improvements                                                       (202)      (2,899)
Net cash provided or (used) in purchase
and sale of investments                                        (277,510)    (243,664)
Net proceeds (repayments) of loans from
brokers used to purchase investments                            110,374      114,366
Proceeds from "short sales" not closed                           81,101       56,998
                                                              ---------    ---------
Net cash provided by/(used in)
investing activities                                            (86,237)     (75,199)
                                                              ---------    ---------
Cash flows from financing activities
Payment for purchase of treasury stock                                0     (106,063)
                                                              ---------    ---------
Net cash provided by/(used in) financing activities                   0     (106,063)
                                                              ---------    ---------
Net increase (decrease) in cash and
cash equivalents                                                 38,573       30,515
Cash and cash equivalents at beginning of year                   18,439       67,783
                                                              ---------    ---------
Cash and equivalents at the end of period                     $  57,012    $  98,298
                                                              ---------    ---------

See accompanying notes to consolidated financial statements

                                DAXOR CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and December 31, 2000, the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000.

(1)  MARKETABLE SECURITIES

     Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value or the company's marketable securities investments, as of March 31, 2001 and December 31, 2000 being increased approximately 108.13% and 119.30% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

         The following tables summarize the company's investments as of:

                                                  March 31, 2001
                                                  --------------

Type of                                                                Unrealized               Unrealized
Security              Cost                  Fair Value               Holding gains            Holding losses
--------              ----                  ----------               -------------            --------------


Equity            $22,403,634             $ 46,659,525                $25,250,566               $  994,675

Debt                   14,859                      900                                              13,959
                  -----------              -----------                -----------               ----------

Total             $22,418,493              $46,660,425                $25,250,566               $1,008,634
                  ===========              ===========                ===========               ==========


                                                December 31, 2000
                                                -----------------

Type of                                                               Unrealized               Unrealized
Security             Cost                   Fair Value               Holding gains            Holding losses
--------             ----                   ----------               -------------            --------------

Equity            $22,202,412              $48,721,503                $27,425,484               $ 906,393

Debt                   14,859                      900                          0                  13,959
                  -----------              -----------                -----------               ---------


Total             $22,217,271              $48,722,403                $27,425,484               $ 920,352
                  ===========              ===========                ===========               =========


     At March 31, 2001 the securities held by the Company had a market value of $46,660,425 and a cost basis of $22,418,493 resulting in a net unrealized gain of $24,241,932 or 108.13% of cost.

     At December 31, 2000, the securities held by the Company had a market value of $48,722,403 and a cost basis of $22,217,271 resulting in a net unrealized gain of $25,505,132 or 119.30% of cost.

     At March 31, 2001 and December 31, 2000 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  LOANS PAYABLE

     As at March 31, 2001 and December 31, 2000, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 7.1875%.

     Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $885,737 at March 31, 2001 and $775,363 at December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 1.

Legal Proceedings

There are no current legal proceedings. The Company is not aware of any pending legal proceedings.

                        MANAGEMENT'S DISCUSSION ANALYSIS
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 as compared with three months ended March 31, 2000.

         For the three months ended March 31, 2001, total revenues were $647,626 down from $717,636 in 2000. Capital gains in 2000 contributed $8,242 and was a loss of $8,704 in 2001. Operating revenues in the first quarter of 2000 included the sale of 3 Blood Volume Analyzers. The Company is now focusing on a lease or loaner plan for its Blood Volume Analyzer which results in less immediate income. The Company may elect to directly lease its own equipment. Under such plans, income would be recorded over the term of the lease. If equipment is sold to a leasing company, then it would be recorded as a direct sale. Dividend income in 2001 was $473,919 with a net interest expense of $34,409, as compared to dividend income of $473,494 with a net interest expense of $45,082 in 2000. In 2001, the Company had a net profit of $59,780 before income taxes versus $95,353 before income taxes in 2000. In 2001, the Company had a net profit of $59,780 before income taxes versus $95,353 before income taxes in 2000. The Company received in the first quarter of 2000 its first income from the Blood Volume Analyzer. The Company anticipates that it's sales of equipment and kits will become the major source of income for the Company. The Company is currently initiating distribution networks but no income has yet been received from sales by non-Company personnel.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001 the Company had total assets of $47,523,754 and total liabilities of $10,305,117 with shareholders' equity of $37,218,637. The Company has a net pre-taxed unrealized gain of $24,241,932 and $15,999,675 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholder's Equity. The Company's stock portfolio had a market value of $46,660,425 with short-term loans of $1,885,737 with 4,664,909 shares outstanding.

         The Company has adequate resources for the current marketing level of its Blood Volume Analyzer as well as capital to sustain its localized semen and blood baking services. The Company is reviewing various options in regard to establishing a nationwide sales force as opposed to utilizing independent local dealer distribution networks. The Company is evaluating the possibility of acquiring additional capital, which would enable it to undertake a more rapid marketing program nationally as well as internationally. The Company has an instrument loaner reagent plan which requires use of the Company's reserves. Because of higher reagent cost, such plans have the potential for an ultimate higher return for the Company. The Company's experience to date on equipment sales has been too limited to evaluate whether sales or loaner reagent plans will predominate. The Company will arrange some leases through independent leasing companies, to whom it will sell the BVA-100. The Company is evaluating blood volume instrumentation management programs for hospitals. Under such a plan, the Company would provide equipment and personnel on a sub-contract basis. The Company will use its financial reserves primarily for developing and marketing the Blood Volume Analyzer.

         The Company did not file any reports on form 8-K during the first three months of 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DAXOR CORPORATION
                                  (Registrant)


Date:    May 14, 2001                                     /s/
                                                          ----------------------
                                                          JOSEPH FELDSCHUH, M.D.
                                                          President

Date:    May 14, 2001                                     /s/
                                                          ----------------------
                                                          DAN WELLINGTON
                                                          Vice President

Date:    May 14, 2001                                     /s/
                                                          ----------------------
                                                          OCTAVIA ATANASIU
                                                          Treasurer

Date:    May 14, 2001                                     /s/
                                                          ----------------------
                                                          VIRGINIA FITZPATRICK
                                                          Secretary