Form 10-Q
period 2001-06-30
DAXOR CORP
filed 2001-08-13
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                         FOR QUARTER ENDED JUNE 30, 2001
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

         CLASS                              OUTSTANDING AT JUNE 30,2001
-----------------------------------------------------------------------
         COMMON STOCK
PAR VALUE: $.01 per share                            4,664,909

PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                              PAGE

          Consolidated Balance Sheet as at June 30, 2001 and
                   Balance Sheet as at December 31, 2000                    F-1


          Consolidated Statements of Income for the
                   Three and Six Months ended June 30,2001 and 2000         F-2

          Consolidated Statement of Cash Flows for the Six Months
                   ended June 30, 2001 and 2000                             F-3


          Notes to Consolidated Financial Statements (Unaudited)            F-4


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS; RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Part II OTHER INFORMATION

Item 1.
Legal Proceedings

None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 as compared with three months ended June 30, 2000.

     For the three months ended June 30, 2001 total revenues were $679,558, up from $640,043 in 2000. Operating revenues were $138,917 in 2001 down from $150,438 in 2000. Dividend income was $465,246 with a net interest expense of $35,174 in 2001, as compared to dividend income of $466,051 with a net interest expense of $55,092 in 2000. In 2001, the Company had a net income of $93,713 before income taxes versus a net loss of $61,761 before income taxes in 2000. The Company anticipates that it's sales of equipment and kits will become the major source of income for the Company. The Company is currently initiating distribution networks.

Six months ended June 30, 2001 as compared with six months ended June 30, 2000.

     For the six months ended June 30, 2001, total revenues were $1,327,214 down from $1,357,779 in 2000. Operating revenues were $278,994 down from $361,997 in 2000. Dividend income was $939,165 with a net interest expense of $69,583, as compared to the dividend income of $939,545 with a net interest expense of $100,174 in 2000. In 2000, the Company had $6,005 in capital gains vs $9,731 in 2001. In 2001, the Company had a net income of $157,816 before income taxes versus $33,592 before income taxes in 2000. Operations income in 2000 was greater than in 2001 because of direct sales of the BVA-100. The company has adopted a policy that encourages leasing or renting of equipment to enable hospitals to test the equipment. This results in a sale of kits but a slower recognition of operating income, from BVA sales.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001 the Company had total assets of $48,207,158 and total liabilities of $10,538,927 with shareholders' equity of $37,668,231. The Company has a net pre-taxed unrealized gain of $24,781,146 and $16,355,556 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $47,271,440 with short-term loans of $1,985,679 with 4,664,909 shares outstanding.

     The Company has adequate resources for the current marketing level of its Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company is reviewing various options in regard to establishing a nationwide sales force as opposed to utilizing independent local dealer distribution networks for marketing the Blood Volume Analyzer. The Company is currently negotiating a possible agreement in the near future for distribution of the Blood Volume Analyzer in Japan. The Company has an instrument loaner reagent plan which requires use of the Company's reserves. Under a sale or a lease plan, the Company receives income immediately on its equipment. The equipment loaner reagent plan permits a user to make a minimal initial capital commitment. This results in a slower return on capital expenditure for the Company. The Company is currently leasing its equipment directly. If the leasing program becomes more widely accepted, then the Company will attempt to arrange for leases through independent leasing companies, to whom it will sell the BVA-100. The Company is evaluating blood volume instrumentation management programs for hospitals. Under such a plan, the Company would provide equipment and personnel on a sub-contract basis. The Company will use its current financial reserves primarily for developing and marketing the Blood Volume Analyzer. The Company is evaluating various options to expand blood banking services in conjunction with the use of the Blood Volume Analyzer.

The Company did not file any reports on form 8-K.

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS
================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS[UNAUDITED]

                                                      June 30,      December 31,
                                                        2001           2000
                                                        ----           ----
================================================================================
ASSETS

CURRENT ASSETS
Cash                                               $     44,240    $     18,439
Marketable Securities at Fair Value
June 30,2001 and  December 31,
2000. (Notes 1 and 2)                                47,271,440      48,722,403
Accounts receivable                                     147,876         107,927
Other current assets                                    404,505         363,758
                                                   ------------    ------------

Total Current Assets                                 47,868,061      49,212,527

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                           125,815         125,815
Leasehold improvements, furniture
and equipment                                           837,457         836,813
Laboratory equipment                                    278,087         278,087
                                                   ------------    ------------
                                                      1,241,359       1,240,715
Less: Accumulated depreciation and amortization         942,452         919,414
                                                   ------------    ------------
Net equipment and improvements                          298,907         321,301

Other Assets                                             40,190          41,290

Total Assets                                       $ 48,207,158    $ 49,575,118
                                                   ============    ============

================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
================================================================================

CURRENT LIABILITIES
Accounts payable and accrued liabilities           $    118,451    $     42,431
Loans payable (Notes 1 and 2)                         1,985,679       1,775,363
Other Liabilities                                         9,207          73,741
Deferred Taxes (Note 1)                               8,425,590       9,011,745
                                                   ------------    ------------
Total  Liabilities                                   10,538,927      10,903,280

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,664,909 June 30,
2001 and 4,664,909  December 31, 2000                    53,097          53,097
Additional Paid in capital                            9,798,232       9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)            16,355,556      17,493,387
Retained earnings                                    16,274,876      16,140,652
Treasury stock                                       (4,813,530)     (4,813,530)
                                                   ------------    ------------
Total Shareholders' Equity                           37,668,231      38,671,838

Total Liabilities and Shareholders' Equity         $ 48,207,158    $ 49,575,118
                                                   ============    ============


See accompanying notes to cosolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                            JUNE 30                               JUNE 30

                                                                     2001              2000               2001              2000
                                                                     ----              ----               ----              ----
REVENUES:
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                $  138,917        $   150,438         $  278,994        $  361,997
Other revenues                                                        56,990             25,791             99,324            50,232
Dividend income                                                      465,246            466,051            939,165           939,545
Gains (losses) on sale
of securities                                                         18,435             (2,237)             9,731             6,005

Total Revenues                                                       679,588            640,043          1,327,214         1,357,779
                                                                  ----------        -----------         ----------        ----------

COSTS AND EXPENSES
------------------------------------------------------------------------------------------------------------------------------------
Operations of Laboratories                                           208,973            315,706            429,213           522,300
Selling, General, and
Administrative                                                       337,405            331,006            670,602           701,713
Interest expense, net of
interest income                                                       35,174             55,092             69,583           100,174
                                                                  ----------        -----------         ----------        ----------

Total Costs and Expenses                                             581,552            701,804          1,169,398         1,324,187
                                                                  ----------        -----------         ----------        ----------

Net Income (Loss) Before Income
Taxes                                                                 98,036            (61,761)           157,816            33,592

Provision for income taxes                                             4,323                 --             23,592             1,360
                                                                  ----------        -----------         ----------        ----------

Net Income (Loss)                                                 $   93,713        $   (61,761)        $  134,224        $   32,232
                                                                  ==========        ===========         ==========        ==========

Weighted Average Number of Shares
Outstanding                                                        4,664,909          4,679,242          4,664,909         4,682,409

Net Income or (Loss) per Common Equivalent
Share                                                             $     0.02        $     (0.01)        $     0.03        $     0.01
                                                                  ==========        ===========         ==========        ==========

See accompanying notes to financial statements

                                       F-2
================================================================================

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED


                                                           JUNE 30,    JUNE 30,
                                                            2001         2000
                                                            ----         ----

------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------------------------
Net income or (loss)                                     $ 134,224    $  32,232
                                                         ---------    ---------
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation equipment and improvements                     23,038       28,664
(Gain) loss on sale of investments                          (9,731)      (6,005)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                 (39,949)     (39,483)
(Increase) decrease in other current assets                (40,747)     181,206
(Increase) decrease in other assets                          1,100           --
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                  76,620      (74,058)
                                                         ---------    ---------

Total adjustments                                           10,331       90,324
                                                         ---------    ---------

Net cash provided by or (used in) operating activities     144,555      122,556
                                                         ---------    ---------

------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------
Payment for purchase of equipment and
improvements                                                  (644)      (2,900)
Net cash provided or (used) in purchase
and sale of investments                                   (330,876)    (160,578)
Net proceeds (repayments) of loans from
brokers used to purchase investments                       210,316      193,189
Proceeds from "short sales" not closed                       2,450       44,988
                                                         ---------    ---------
Net cash provided by or (used in) investing activities    (118,754)      74,699
                                                         ---------    ---------

------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------
Payment for purchase of treasury stock                          --     (228,413)

Net cash provided by or (used in) financing activities          --     (228,413)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents        25,801      (31,158)
Cash and cash equivalents at beginning of year              18,439       67,783
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  44,240    $  36,625
                                                         =========    =========



See accompanying notes to financial statements

                                DAXOR CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30,2001, and December 31, 2000, the results of operations for the three and six months ended June 30,2001 and 2000 and cash flows for the six months ended June 30,2001 and 2000. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.


(1)  MARKETABLE SECURITIES

     Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of June 30, 2001 and December 31, 2000 being increased approximately 110.19 % and 119.30 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized. The following tables summarize the company's investments as of :


                                  June 30, 2001

Type of security                     Cost                  Fair Value             Unrealized holding    Unrealized holding
----------------                     ----                  ----------             -------------------   ------------------
                                                                                       gains                  losses
                                                                                       -----                  ------
Equity                             $22,475,435              $47,270,540              $25,524,380              $729,275

Debt                                    14,859                      900                      -0-                13,959
                                   -----------              -----------              -----------              --------


Total                              $22,490,294              $47,271,440              $25,524,380              $743,248
                                   ===========              ===========              ===========              ========


                                December 31, 2000

Type of security                     Cost                  Fair Value             Unrealized holding    Unrealized holding
----------------                     ----                  ----------             -------------------   ------------------
                                                                                       gains                  losses
                                                                                       -----                  ------
Equity                             $22,202,412              $48,721,503              $27,425,484              $906,393
Debt                                    14,859                      900                        0                13,959
Total                              $22,217,271              $48,722,403              $27,425,484              $920,352
                                   ===========              ===========              ===========              ========

     At June 30, 2001 the securities held by the Company had a market value of $47,271,440 and a cost basis of $22,490,294 resulting in a net unrealized gain of $ 24,781,146 or 110.19% of cost. At December 31, 2000 the securities held by the Company had a market value of $48,722,403 and a cost basis of $22,217,271 resulting in a net unrealized gain of $26,505,132 or 119.30% of cost. At June 30, 1999 and December 31, 1998 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value .

(2)  LOANS PAYABLE

     As at June 30, 2001 and December 31, 2000, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 7.1875%.

     Short term margin debt due to brokers ,secured by the Companies marketable securities, totaled $985,679 at June 30, 2001 and $775,363 at December 31, 2000