Form 10-Q
period 2001-09-30
DAXOR CORP
filed 2001-11-14
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2001
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

       CLASS                                  OUTSTANDING AT SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
       COMMON STOCK
PAR VALUE: $.O1 per share                                   4,664,909

PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                             PAGE

          Consolidated Balance Sheet as at September 30, 2001 and
              December 31, 2000                                             F-1

          Consolidated Statements of Income for the Three and Nine
              Months ended September 30,2001 and 2000                       F-2

          Consolidated Statement of Cash Flows for the Nine Months
              ended September 30, 2001 and 2000                             F-3

          Notes to Consolidated Financial Statements (Unaudited)            F-4


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS: RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS
================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS[UNAUDITED]
                                                 September 30,     December 31,
                                                     2001              2000
                                                 ------------      ------------
ASSETS
================================================================================
CURRENT ASSETS
Cash                                             $     55,525      $     18,439
Marketable Securities at Fair Value
September 30,2001 and  December 31,
2000. (Notes 1 and 2)                              42,379,751        48,722,403
Accounts receivable                                   185,949           107,927
Other current assets                                  383,183           363,758
                                                 ------------      ------------

Total Current Assets                               43,004,408        49,212,527

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                         125,815           125,815
Leasehold improvements, furniture
and equipment                                         837,807           836,813
Laboratory equipment                                  278,087           278,087
                                                 ------------      ------------
                                                    1,241,709         1,240,715
Less: Accumulated depreciation and amortization       954,215           919,414
                                                 ------------      ------------
Net equipment and improvements                        287,494           321,301

Other Assets                                           40,190            41,290

Total Assets                                     $ 43,332,092      $ 49,575,118
                                                 ============      ============
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
================================================================================
CURRENT LIABILITIES
Accounts payable and accrued liabilities         $     37,547      $     42,431
Loans payable (Notes 1 and 2)                       1,968,281         1,775,363
Other Liabilities                                      10,866            73,741
Deferred Taxes  (Note 1)                            6,753,673         9,011,745
                                                 ------------      ------------
Total  Liabilities                                  8,770,367        10,903,280

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,664,909 September 30,
2001 and 4,664,909  December 31, 2000                  53,097            53,097
Additional Paid in capital                          9,798,232         9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)          13,110,085        17,493,387
Retained earnings                                  16,413,841        16,140,652
Treasury stock                                     (4,813,530)       (4,813,530)
                                                 ------------      ------------
Total Shareholders' Equity                         34,561,725        38,671,838

Total Liabilities and Shareholders' Equity       $ 43,332,092      $ 49,575,118
                                                 ============      ============


See accompanying notes to cosolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   September 30,                   September 30,

                                               2001            2000            2001             2000
                                               ----            ----            ----             ----
REVENUES:
------------------------------------------------------------------------------------------------------
Operating revenues                        $   185,705     $   167,211     $   464,699      $   529,208
Other revenues                                 44,180          15,267         143,504           65,499
Dividend income                               452,536         456,104       1,391,701        1,395,649
Gains (losses) on sale
of securities                                   2,171         178,238          11,902          184,243

Total Revenues                                684,592         816,820       2,011,806        2,174,599
                                          -----------     -----------     -----------      -----------
------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
------------------------------------------------------------------------------------------------------
Operations of Laboratories                    171,577         324,846         600,790          847,146
Selling, General, and
Administrative                                344,594         355,842       1,015,196        1,057,555
Interest expense, net of
interest income                                32,320          57,393         101,903          157,567
                                          -----------     -----------     -----------      -----------

Total Costs and Expenses                      548,491         738,081       1,717,889        2,062,268
                                          -----------     -----------     -----------      -----------

Net Income (Loss) Before Income
Taxes                                         136,101          78,739         293,917          112,331

Provision for income taxes                     (2,864)         12,386          20,728           13,746
                                          -----------     -----------     -----------      -----------

Net Income (Loss)                         $   138,965     $    66,353     $   273,189      $    98,585
                                          ===========     ===========     ===========      ===========

Weighted Average Number of
Shares Outstanding                          4,664,909       4,672,909       4,664,909        4,679,242

Net Income or (Loss) per Common
Equivalent Share                          $      0.03     $      0.01     $      0.06      $      0.02
                                          ===========     ===========     ===========      ===========

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED

                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                           2001               2000
                                                           ----               ----
-------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------------------------
Net income or (loss)                                    $ 273,189         $  98,585
                                                        ---------------------------
Adjustments  to reconcile  net income
(loss) to net cash  provided by operating
activities:
Depreciation equipment and improvements                    34,801            42,996
(Gain) loss on sale of investments                        (11,902)         (184,243)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                (78,022)         (101,834)
(Increase) decrease in other current assets               (19,425)          181,886
(Increase) decrease in other assets                         1,100             3,000
Increase (decrease) in accounts payable, accrued
and other liabilities net of "short sales"                 (3,784)          (78,603)
                                                        ---------------------------

Total adjustments                                         (77,232)         (136,798)
                                                        ---------------------------
Net cash provided by or (used in) operating
activities                                                195,957           (38,213)
                                                        ---------------------------
-------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------------
Payment for purchase of equipment and
improvements                                                 (994)           (2,900)
Net cash provided or (used) in purchase
and sale of investments                                  (354,404)          922,535
Net proceeds (repayments) of loans from
brokers used to purchase investments                      192,918          (687,667)
Proceeds from "short sales" not closed                      3,609            27,342
                                                        ---------------------------
Net cash provided by or (used in) investing
activities                                               (158,871)          259,310
-------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------
Payment for purchase of treasury stock                                     (269,813)
Net cash provided by or (used in) financing
activities                                                     --          (269,813)
                                                        ---------------------------
Net increase (decrease) in cash and cash
equivalents                                                37,086           (48,716)
Cash and cash equivalents at beginning of year             18,439            67,783
                                                        ---------------------------
Cash and cash equivalents at end of period              $  55,525         $  19,067
                                                        ===========================

See accompanying notes to financial statements

                                DAXOR CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30,2001, and December 31, 2000, the results of operations for the three and nine months ended September 30,2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.


(1)  MARKETABLE SECURITIES

     Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of September 30, 2001 and December 31, 2000 being increased approximately 88.22% and 119.30% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

     The following tables summarize the company's investments as of :


                               September 30, 2001
                               ------------------

Type of               Cost         Fair Value     Unrealized       Unrealized
-------               ----         ----------     ----------       ----------
security                                         holding gains   holding losses
--------                                         -------------   --------------


Equity            $22,501,134     $47,378,851     $20,805,341     $   927,624

Debt                   14,859             900             -0-          13,959
                  -----------     -----------     -----------     -----------

Total             $22,515,993     $42,379,751     $20,805,341     $   941,583
                  ===========     ===========     ===========     ===========


                               September 30, 2000
                               ------------------

Type of               Cost         Fair Value     Unrealized       Unrealized
-------               ----         ----------     ----------       ----------
security                                         holding gains   holding losses
--------                                         -------------   --------------

Equity            $22,202,412     $48,721,503     $27,425,484     $   906,393

Debt                   14,859             900               0          13,959

Total             $22,217,271     $48,722,403     $27,425,484     $   920,352
                  ===========     ===========     ===========     ===========

     At September 30, 2001 the securities held by the Company had a market value of $ 42,379,751 and a cost basis of $ 22,515,993 resulting in a net unrealized gain of $ 19,863,758 or 88.22% of cost.

     At December 31, 2000 the securities held by the Company had a market value of $48,722,403 and a cost basis of $ 22,217,271 resulting in a net unrealized gain of $26,505,132 or 119.30% of cost.

     At September 30, 1999 and December 31, 1998 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  LOANS PAYABLE

     As at September 30, 2001 and December 31, 2000, the Company had loans outstanding aggregating $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 7.1875%.

     Short term margin debt due to brokers ,secured by the Companies marketable securities, totaled $968,281 at September 30, 2001 and $775,363 at December 31, 2000.

Part II OTHER INFORMATION

Item 1.
Legal Proceedings

None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 2.

RESULTS OF OPERATIONS

Three months ended September 30, 2001 as compared with three months ended September 30, 2000.

     For the three months ended September 30, 2001 total revenues were $684,592 down from $816,820 in 2000. Operating revenues were $185,705 in 2001 up from $167,211 in 2000. Dividend income was $452,536 with a net interest expense of $32,320 in 2001, as compared to dividend income of $456,104 with a net interest expense of $57,393 in 2000. In 2001, the Company had a net income of $136,101 before income taxes versus a net income of $78,739 before income taxes in 2000. The Company anticipates that it's sales of equipment and kits will become the major source of income for the Company.

Nine months ended September 30, 2001 as compared with nine months ended September 30, 2000.

     For the nine months ended September 30,2001, total revenues were $2,011,806 down from $2,174,599 in 2000. Operating revenues were $464,699 down from $529,208 in 2000. Dividend income was $1,391,701 with a net interest expense of $101,903, as compared to the dividend income of $1,395,649 with a net interest expense of $157,567 in 2000. In 2000, the Company had $184,243 in capital gains vs. $11,902 in 2001. In 2001, the Company had a net income of $293,917 before income taxes versus $112,331 before income taxes in 2000. Operations income in 2000 was greater than in 2001 because of direct sales of the BVA-100. The Company has adopted a policy that encourages leasing or renting of equipment to enable hospitals to test the equipment. This results in a sale of kits but a slower recognition of operating income from BVA sales.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001 the Company had total assets of $43,332,092 and total liabilities of $8,770,367 with shareholders' equity of $34,561,725. The Company has a net pre-taxed unrealized gain of $19,863,758 and $13,110,085 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $42,379,751 with short-term loans of $1,968,281 with 4,664,909 shares outstanding.

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