Form 10-K
period 2001-12-31
DAXOR CORP
filed 2002-04-01
CIK 27367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NUMBER
    December 31, 2001                                       0-12248

                                Daxor Corporation
             (Exact name of Registrant as specified in its charter)


         New York                                              13-2682108
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

                      Yes  [X]                      No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]


As of March 11, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 28,203,811. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $18.64.


The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 11, 2001: 4,664,909 shares.


Documents incorporated by reference: The information required by Part III is incorporated by reference from the proxy statement for the 2001 Annual Meeting of Shareholders.

PART I.

Item 1.  Business

Daxor Corporation is a medical device manufacturing Company with additional biotech services. Daxor was originally founded for cryobanking services. For the past 10 years, its major focus has been on the development of an instrument that rapidly and accurately measures human blood volume. The Company developed an instrument called the BVA-100 which is used in conjunction with a single use diagnostic injection and collection kit. The Company maintains a website, www.daxor.com which describes its operations.

In 1997, the Company achieved marketing clearance from the FDA for the instrument. Then in 1998, the Company received clearance for it's specialized single use injection kit known as Volumex. In 1999, the Company initiated beta testing for the Blood Volume Analyzer at Hospitals in the New York Metropolitan region. In the year 2000, the Company initiated marketing efforts outside of the New York region. Test results from hospital sites indicated that the Blood Volume Analyzer was accurate and provided information that was important in a wide variety of acute and chronic medical and surgical situations. The Company manufactures its own injection kit components. The Company established its own small scale manufacturing facility in Oak Ridge, Tennessee for research and development purposes. The Blood Volume Analyzer is manufactured for the Company by an Original Equipment Manufacturer (OEM). This combination also provides flexibility to meet potential increased market demand. The injection kit filling is performed by an FDA licensed radiopharmaceutical manufacturer. The Company has received United States, European Common Market, and Japanese patents for its Blood Volume Analyzer.

Blood volume measurement has been available for more than 60 years in formats which required as much as three to six hours of technician time with variable degrees of accuracy. Because of the time required, certain technical shortcuts were often used which reduced the accuracy of the measurement. An additional problem was the difficulty of calculating an accurate expected normal blood volume for a specific individual. Normal blood volume has been shown to vary in relation to the degree of deviation from ideal weight. A leaner individual has a higher blood volume percentage of body weight as compared to an obese individual. The computations for an individual's normal expected blood volume were complex and time consuming. The Blood Volume Analyzer automated these computations. The BVA-100 Blood Volume Analyzer calculates blood volume measurement to within an accuracy of approximately 98% while providing the precise measurement of the normal blood volume for that specific individual based on the height, weight and sex of the patient. In emergency situations, preliminary results can be available within 15 to 20 minutes, and final results within 25 to 35 minutes.

Measurement of blood volume is achieved by the use of an indicator or tracer which is injected into a patient, which is then followed by the collection of timed blood samples. The volume of blood in a patient is inversely proportional to the dilution of the tracer. The measurement, while relatively simple in principle, has been difficult to perform accurately and rapidly because of the high degree of precision required in each step. The standard techniques require the hospital or user to prepare an exactly matching set of standards and tracer injectate with precise and complete injection of the tracer. Because of the difficulty in achieving this type of precision blood volume measurements are currently performed in only a small minority of hospitals in the United States. The standard tests used to diagnose anemia, the hemoglobin or the hematocrit, measure only the thickness (percentage of red cells to plasma within the blood) and not the volume of an individual's blood. These surrogate or proxy tests are well known to be misleading in many situations where blood volume is abnormal. In acute situations, such as during surgical blood loss or after trauma, it may take as long as 24 to 72 hours for the hematocrit to accurately or reasonably reflect the degree of blood loss. Patients may have delayed transfusions because the full degree of blood loss is not reflected by these proxy tests. Delayed transfusions or fluid replacement may result in serious complications, including the death of the patient.

The largest potential use for the Blood Volume Analyzer is for evaluation and treatment of outpatients' medical problems. Many disease conditions result in alterations of blood volume which may have serious consequences for the patient.

Syncope, or sudden loss of consciousness, is a major cause for hospitalization in the United States. As many as one million individuals per year experience an episode of syncope. Recent news events focused on President George W. Bush and former Attorney General Janet Reno, who have experienced syncope. Patients who experience syncope may suffer severe injuries when they collapse. Some patients may experience light headedness without complete loss of consciousness. Evaluation of such patients includes neurological and cardiovascular testing, however, they do not usually include a blood volume measurement. Low blood volume can be a predisposition to syncope. Patients with this condition are frequently treated with different types of drugs without precise knowledge of the underlying cause of the syncope. In March 2000, the Cardiovascular Department of the Cleveland Clinic obtained a BVA-100 Blood Volume Analyzer for their Syncope Section. Results on over 1000 patients in the Cleveland Clinic have demonstrated that a significant percentage of such patients have moderate to severe hypovolemia (low blood volume) which would not have been diagnosed by the standard test. This scientific data is currently being prepared for submission for publication in a medical journal. The Cleveland Clinic Cardiovascular Department is ranked number one in the United States according to the Annual US News & World Report Survey of US Hospitals. The Hospital itself is ranked number 4 overall out of more than 6200 hospitals in the country. At the present time most patients evaluated for syncope in hospitals have tilt-table testing which identifies patients who may be at risk for syncope. Tilt-table testing, however, does not differentiate patients who have low blood volume from those who have neurological dysfunction of their blood pressure. Only a blood volume measurement can provide this differential diagnosis. The treatment for low blood volume involves medication to expand the blood volume to normal. The treatment for neurological dysfunction involves different medical treatment to control the low blood pressure. Blood volume measurement provides a key test to facilitate correct treatment of patients.

A recent Mayo Clinic study estimated that there are 50 million Americans who have hypertension (high blood pressure). Hypertension is caused primarily by two variables. There is either too much blood (hypervolemia) or fluid retention within the circulation or too much tightening of the blood vessels
(vasoconstriction). Diuretics are one major category of drugs used to treat hypertension. Diuretics cause the kidney to excrete salt and water thereby decreasing the blood volume and lowering the blood pressure. A second major category of medications is vasodilators. These drugs relax the blood vessels and lower the blood pressure. Within each of these two major categories are drugs which work by different mechanisms but they all essentially fall into one of these two main therapeutic categories, diuretics or vasodilators. Treatment is often a trial and error approach because neither vasoconstriction or blood volume is actually measured in a patient (with rare exception). One of the most serious complications of hypertension is loss of kidney function (renal failure) which may require a patient to undergo permanent renal dialysis. Over the past year, the company has received reports on patients treated for hypertension with diuretics, who have a low blood volume. The physicians treating these patients reduced or removed the diuretic therapy. African-Americans have been reported to have significantly higher rates of strokes, and kidney failure as compared to whites for comparable levels of elevated blood pressure. Diuretic therapy would be expected to be beneficial for patients whose elevated blood pressure is caused by an expanded blood volume and would be expected to be harmful for patients whose high blood pressure is accompanied by low blood volume. At the present time, there is inadequate data to determine whether African Americans as a group are more likely to be individuals treated with diuretics. It is well known that diuretics can cause blood volume to decrease to the point of causing disruption of kidney function. The kidney is particularly vulnerable to low blood volume. Kidney failure is a common complication of severe low blood volume. Medications which cause low blood volume may contribute to premature renal failure. The measurement of blood volume in the treatment of hypertension may help prevent these types of complications. By measuring the blood volume within the patient, the physician can make a more rational or scientific choice in regard to the medical therapy to be administered.

Surgical patients who lose blood are obviously at risk for blood volume derangements. It is widely recognized that surrogate tests such as hemocratic or hemoglobin are inaccurate. Sometimes, physicians resort to the use of Pulmonary Artery Catheterization (PAC). PAC involves the insertion of a catheter into a vein through the right chambers of the heart and has frequently been used as a surrogate technique to evaluate blood volume in critically ill patients. However, PAC directly measures pressure, not volume. In 1999, the Lutheran Medical Center (New York) presented its research on the first comparison of PAC with direct blood volume measurements in patients. Their findings confirmed that PAC could be inaccurate and misleading in patients who had significant blood volume deficits. Hypovolemia, or low blood volume, can be particularly dangerous during surgery and may lead to sudden severe drops in blood pressure. Such a drop in blood pressure, also known as shock, is associated with strokes, heart attacks or even sudden death.

The Company has received preliminary reports on the use of the Blood Volume Analyzer in septic or toxic shock. Septic shock has death rates as high as 40-70%. Using the BVA-100, Lutheran Medical Center reported preliminary results in 40 patients diagnosed with septic shock who were found to have unanticipated low blood volume. The patients who were treated with fluids and blood to restore their blood volume to normal levels had a markedly reduced death rate. These findings, if verified on a larger scale, would be very important for marketing the Blood Volume Analyzer. A primary goal of the Company is to have the Blood Volume Analyzer become a standard of care within hospitals as part of the decision-making process for administration of blood and intravenous therapy. If these preliminary findings in the treatment of septic shock are verified, it could be expected to have a significant impact on hospital demand for obtaining a Blood Volume Analyzer. Septic shock is a common daily occurrence in all hospitals. Major pharmaceutical companies have attempted to find pharmaceutical agents that will reverse shock. To date, these tests have been unsuccessful. A recent report on patients in septic shock indicated a slight improvement in patients who were treated with an experimental drug. It was reported that the anticipated cost of this drug would be $5,000 per treatment. If additional studies confirm that correction of blood volume should be the primary focus on treating septic shock, then blood volume would become an integral part of the therapy for septic shock. The cost of a diagnostic kit is approximately $279.00. The combined cost of blood volume measurement and fluid and/or blood replacement would be significantly lower than the anticipated cost of the experimental septic shock drug.

It is estimated that 5 million individuals are treated annually for congestive heart failure. The January 2000 issue of the American College of Cardiology reported on a series of patients treated for congestive heart failure who had low blood volume and were decompensated. Over-treatment of congestive heart failure is very difficult to detect and symptoms of over-treatment can be confused with the primary disease itself. It is estimated that $38 billion is spent annually on treatment for congestive heart failure. Congestive heart failure is the number one reason for admission to hospitals in the US for patients over 65 years of age. $23 billion is spent annually on hospital treatment of congestive heart failure patients. Three thousand patients annually receive heart transplants. The overwhelming majority of patients treated for heart failure must be treated medically with a varied combination of drugs. The BVA-100 is currently undergoing testing for utilization in optimizing the treatment for congestive heart failure patients. Results of this testing from the Heart Failure Center of Columbia Presbyterian Medical Center has been submitted for publication. Preliminary reports on the use of the Blood Volume
Analyzer have demonstrated that congestive heart failure patients may have serious blood volume derangements which cannot be correctly diagnosed without an actual blood volume measurement.

Researchers at Columbia Presbyterian are beginning a new study on patients with so-called diastolic heart failure utilizing the BVA-100. Diastolic heart failure is a major category of difficult to treat heart failure patients where a blood volume measurement may provide essential information for optimum treatment.

According to the Journal of Clinical Geriatrics, one out of every three elderly patients has a condition known as orthostatic hypotension. Orthostatic hypotension is a condition when a person rises from a sitting or reclining position, the blood pressure drops. This sudden drop in blood pressure may cause dizziness or even loss of consciousness.

One in eight elderly Americans experiences a hip fracture. It is unknown how many of these hip fractures are caused by patients having a transient drop in blood pressure. A blood volume measurement can help differentiate the cause of orthostatic hypotension. Some patients with low blood volume caused by either low red cell volume or low plasma volume can be treated with medications. Patients who have a normal blood volume with orthostatic hypotension have a condition related to autonomic dysfunction or ineffective control of the constriction of small blood vessels. A medication is available for treating this condition.

Low red cell volume, or Anemia, is a common occurrence in patient's undergoing chemotherapy for AIDS or cancer. Epogen and Procrit, which are manufactured by the Amgen Corporation, can provide therapy for such conditions. Procrit is distributed by the Ortho Division of Johnson & Johnson. The standard surrogate tests, hematocrit and hemoglobin, may not reflect the full degree of decreased red blood cell volume in such patients. A blood volume measurement can detect unrecognized low blood volume or "hidden anemia" in such patients which may be contributing to a profound feeling of weakness common in such conditions.

Chronic fatigue syndrome is a condition said to affect approximately one million Americans, particularly patients with low blood pressure. Low blood volume has been reported to be a factor in such conditions. The ability to measure blood volume with a high degree of precision and accuracy may identify patients who have low blood volume and are not optimally treated at the present time.

There are over 4 million patients who receive blood transfusions every year. The Company believes that if the BVA-100 were available in every hospital, it would be feasible for the hospital to routinely perform a blood volume test on every patient for whom a blood transfusion appeared to be indicated. There are several manufacturers which include Northfield Laboratories, Biopure, and Hemosol Corporation which are testing blood substitutes. These substitutes can be used for surgical procedures instead of donor transfusions. These artificial blood substitutes have the advantage of a long shelf life and the ability to be sterilized. They have the disadvantage of a shortened half-life in the body after transfusion. There have been recent reports in the New England Journal of Medicine that as many as 60% of patients undergoing Cardiac Bypass Surgery
(CABG) experience some degree of measurable permanent brain damage such as memory loss. Under current transfusion practices, patients may undergo major surgery with half the concentration of normal red cells. The practice of undertransfusion is widespread. In the Journal Transfusion, Dr. Robert Valeri, a senior researcher of the Boston Naval Hospital estimated that there may be as many as 40,000 heart attacks per one million operations due to undertransfusions. The Company is attempting to initiate a cooperative program which will involve the use of blood volume measurement combined with the use of blood substitutes during surgery. The Company believes that it can provide a significant advantage to companies currently testing blood substitutes on patients without a precise knowledge of the patients actual blood volume. Patients who have low blood volume at the start of surgery may respond very differently than a patient with a normal blood volume who is treated with a blood substitute. The Company has been involved in discussions with representatives of the Hemosol Corporation about the possible utilization of the BVA-100 for validation of their blood substitute products.

The Company also has initiated discussions with representatives of both Johnson & Johnson and Amgen for sponsorship of studies utilizing blood volume measurements combined with products which stimulate increased red cell production. The current guidelines for the use of these products is based on hemoglobin and hematocrit measurements. These tests, however, may be very misleading in regard to the total amount of red cells a patient has in his/her body. A patient who has a low blood volume that is undetected may have an artificially elevated hematocrit. Such a patient may experience severe fatigue and other symptoms which could be improved by appropriate treatment. These patients have a form of "hidden anemia" and are not optimally treated. It is only with the use of a blood volume measurement that the lower red cell volume could be detected and treated. Blood volume measurement which could detect low blood volume in patients with cancer, kidney disease, or heart failure could significantly increase the justification and use of these blood stimulants.

The Company is currently helping develop low blood volume detection and treatment programs in conjunction with several hospitals. Blood volume measurement is a recognized test reimbursable by insurance companies, and Medicare approved. Many patients undergoing elective surgery donate blood to themselves prior to that surgery. Some patients have undetected low blood volume and should not be donating blood. Undetected "hidden anemia" can be corrected if diagnosed prior to surgery by the use of medications such as Epogen or Procrit. A woman has 20% less red cell volume than a man of equal height and weight. Women suffer a higher rate of complications and require more transfusion during Cardiac Bypass surgery (CABG). The use of low blood volume detection and treatment programs can result in a significant improvement in patients at the time they are undergoing surgery. Common complications from acute low blood volume are strokes, heart attacks, and kidney failure. Surgical patients who experience these complications require extended hospital stays for which the hospitals are often not reimbursed. Hospitals operate under a diagnostic regulatory guideline (DRG) system for reimbursement. The DRG system means that a hospital will be reimbursed according to a diagnosis, not according to the number of days that a patient spends in the hospital. Therefore, hospitals have a significant monetary incentive, aside from the desire to provide better patient care, to avoid having patients undergo surgery in a blood depleted state. A low blood volume detection and treatment program can significantly improve the opportunity for patients to avoid complications from hypovolemia as well as transfusions with donor blood.

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

Utilizing cryobiology technology, frozen blood has been shown to be capable of being stored for up to 20 years, however the current legal limit is 10 years for red cells. The present donor system of blood transfusions presents risks to those individuals receiving blood. This is a risk which can be avoided by utilizing one's previously stored blood. There are approximately 15-18 million blood transfusions administered annually to 4 million patients.

The risks of infection and other complications are compounded by the frequent withholding of blood from severely anemic patients by their physicians because of the known risks of transfusion.

It is a common medical practice to replace the first three pints of lost blood with three pints of sterile water or their equivalent. This problem has not been brought to the public's attention, but it is widely known among physicians who have treated patients who have lost blood. The number of patients who suffer major complications, including sudden death from under-transfusion, is unknown but significant. The Blood Volume Analyzer has the potential to detect such individuals before complications from under-transfusion occurs. Physicians who fear the complications of transfusion with potentially contaminated blood do not have these concerns when patients use autologous blood (self-storage).

The Company believes that an educational process will be required to establish the desirability of autologous blood storage and to overcome opposition to any change in the current blood banking system from established tax-exempt (non-profit) and profit-making entities. The Company believes that it can work with some voluntary blood banks and hospitals to establish joint marketing of long term frozen personal blood storage programs.

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

Idant (Division of Scientific Medical Systems, subsidiary of Daxor Corporation) Semen (Sperm) Banking

In 1985, Idant was the first semen bank to institute an AIDS quarantine period for frozen semen. Viruses such as HIV and Hepatitis B or C may be undetectable for up to six months in infected individuals. By freezing the semen of donors and re-testing the donor six months later, the risk of Hepatitis or AIDS can be virtually eliminated. In 1989, New York State and a number of other states enacted laws requiring sperm banks to freeze and quarantine sperm for a minimum of six months. The donors are tested at the beginning and at the end of the six-month period. By storing semen from a large cross-section of donors, Idant is able to offer anonymous donor semen with varying physical characteristics that meet our client's needs. The Company maintains a complete physical description of each donor on file and matches multiple physical characteristics and additional special characteristics sought by the family to those of the sterile father. The Company also provides, on request, special screening for rare hereditary recessive genetic traits. The increased likelihood of a child who resembles his recipient father can make the child, who results from artificial insemination, much more psychologically acceptable to the father.

Storage of Sperm for Personal Use

Idant pioneered both the technology and the commercial application of long-term preservation of human sperm for use in artificial insemination. The division has provided frozen semen services to physicians worldwide. Idant holds approximately 50,000 human semen units in long-term storage at its central New York City facility. The Company was the first semen bank in the state of New York, out of more than 50 licensed banks, to be accredited by the American Association of Tissue Banks. Idant provides semen storage services for clients which remains viable for many years. Semen stored for 23 years, at minus 321 degrees, has shown minimal change. Idant has received confirmation of normal births from semen stored as long as 16 years. The Company's facility is used by men who, for a variety of reasons, anticipate impairment of their ability to father children and by men who have been found to be marginally fertile. These men may now be able to have children by use of techniques that increase their fertility by treating their sperm to artificially inseminate their partners. The facility is also used by men who plan to undergo sterilization by vasectomy, but who believe that they might desire children in the future. Artificial insemination using stored sperm is much more effective and less expensive than present techniques of vasectomy reversal. In addition, patients with a variety of diseases, including many types of cancer, store semen prior to undergoing treatment by chemotherapy or radiation. By utilizing cryogenic preservation facilities, these patients, who are frequently in their teens or twenties, will be able to father their own children after cancer treatment, despite the high risk of sterility and birth defects associated with treatments. The Company receives referrals for these services from multiple sources, primarily physicians.

The Company uses a customized carousel canister system in its sperm bank storage system. This permits retrieval of specimens from lower levels without removal of upper specimens. Only a few other sperm banks in the U.S. are known to have such a system. Most other banks use a "rack and cane" pull-up system, which requires removal of upper specimens from the tank to retrieve specimens at lower levels. In such a bank, a specimen may be exposed to a temperature change of -321oF (the temperature of the liquid nitrogen) to room temperature of 72oF more than 100 times during its storage lifetime. This will result in a gradual degradation of the specimen. In the Idant system the specimen remains under liquid nitrogen almost continuously while in storage. The Company is aware of only one other semen bank, which uses the carousel system for long term storage of semen. Idant periodically spot-checks its bank storage to test viability of selected specimens of stored semen; results of these spot-checks have shown sperm samples held in excess of 23 years to have almost no loss in viability or change in condition.

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

Marketing

The Company is marketing its Blood Volume Analyzer either on a direct sale, lease, or an instrument loaner basis to potential users. Primarily, users are expected to be hospitals, surgi-centers, and imaging centers (radiology). The Company also has been demonstrating its equipment at major trade shows such as Nuclear Medicine, Surgical Anesthesiology, and trauma conferences. The Company is also in the process of developing a network of dealers as well as its own internal sales force. The Company recognized after the initial beta testing in 1999, that it was important to have the Blood Volume Analyzer at leading medical institutions. Publications and reports from such institutions are particularly important for acceptance by the general medical community. During the past 2 years, a number of leading facilities acquired a Blood Volume Analyzer. The US News and World Report provides an annual ranking of 6200 Hospitals in the United States. Johns Hopkins Medical Center, the Mayo Clinic, and The Cleveland Clinic, ranked respectively 1,2, and 4 in the annual ranking of hospitals have a BVA-100. The Cleveland Clinic Cardiovascular Department ranked number 1 in the US will soon be reporting on over 1000 patients on who blood volume testing was performed. In addition to these facilities, Vanderbilt Medical Center, and the New York Hospital Presbyterian Medical Center ranked in the top 20 in the Annual Survey of Hospitals also have a Blood Volume analyzer. The National Institutes of Health, the leading US government research agency, has acquired a Blood Volume Analyzer.

Hospitals and health facilities are exceedingly cost conscientious in regard to acquiring additional medical technology. Blood volume measurement is an approved and reimbursable Medicare test. The Company's marketing efforts are focused on documenting the beneficial effects of blood volume measurement as well as developing cost benefit analysis studies. Such studies are particularly important to HMO's which focus on avoiding hospitalization when possible. Congestive heart failure for example, affects over 5 million Americans and is the number one cause of hospitalization in the US. Blood volume derangements are an integral part of the disease process.

The Company believes that patients whose blood volume is known can be more precisely and scientifically treated and have fewer hospitalizations. As these studies become available, they will be incorporated into the marketing program of the Company.

The Company's website (http://www.daxor.com) contains extensive detail about the BVA-100 Blood Volume Analyzer as well as examples of actual cases (with patient identities removed). The website permits rapid communication between marketing personnel and potential users prior to an onsite visit.

Competition

Blood Volume Analyzer

The medical technology market is intensely competitive. However, there are no direct competing instruments manufactured or marketed which perform rapid semi-automated blood volume analysis, such as the BVA-100. The Company believes that its receipt of a United States, European and Japanese patent for its Blood Volume Analyzer provides significant protection against any future potential competition in the blood volume analysis field. The receipt of the U.S. patent for the injection kit system provides significant additional protection as the Company believes that the kits will be a major source of revenue. The Company believes that its main hindrance to market acceptability will be the need to demonstrate that its blood volume measurement equipment is capable of producing accurate data on a cost effective basis. Test kit costs will be modest relative to the cost of the critical information derived from the test. The Company is evaluating the filing of additional patents in regards to its injection collection kit system for blood volume analysis.

Blood Banking

The Idant frozen blood bank is the only facility that provides long term personal blood storage in the Northeastern United States.

Semen Banking

There are at least 300 sperm banks in the United States operated by either commercial entities or by academic institutions. The Idant semen bank was the first semen bank in the State of New York that was accredited by the American Association of Tissue Banks. There are less than 10 semen banking organizations in the United States that have achieved this accreditation. The Company has developed a web site (http://www.Idant.com), which will be helpful for marketing purposes.

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

Employees

On March 11, 2001, the Company had 30 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Item 2.  Properties

In February 1992, the Company signed a thirteen-year lease for a new facility at the Empire State Building. The initial space was for 6,500 square feet, with option provisions in the lease for up to 24,000 square feet. The company currently occupies approximately 8,000 square feet. In 1998 the company signed a lease for approximately 11,000 of manufacturing and office space in Rochester New York. The lease was signed when Daxor acquired the assets of the Wellport Corporation. Both leases contain CPI escalation clauses. The Rochester lease was subject to renewal in October 2001. The company elected not to renew its lease and sold some of its assets to the original principles of the Wellport Corporation. The Company established a manufacturing facility in Oak Ridge, Tennessee which is currently manufacturing the BVA-100 Blood Volume Analyzers. The Company also signed a contract with an Original Equipment Manufacturer (OEM) for manufacturing the BVA-100.

Item 3.  Legal Proceedings

The Company had no litigation in 2001 and no pending lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock is traded on the American Stock Exchange under the symbol DXR.


2000
                                                         High          Low
                                                         ----          ---
         First Quarter                                   30.63         13.88
--------------------------------------------------------------------------------
         Second Quarter                                  20.75         10.25
--------------------------------------------------------------------------------
         Third Quarter                                   16.25         10.25
--------------------------------------------------------------------------------
         Fourth Quarter                                  13.37         10.00
--------------------------------------------------------------------------------


2001
                                                        High            Low
                                                        ----            ---
         First Quarter                                  15.00           10.06
--------------------------------------------------------------------------------
         Second Quarter                                 18.24           12.75
--------------------------------------------------------------------------------
         Third Quarter                                  17.50           15.00
--------------------------------------------------------------------------------
         Fourth Quarter                                 19.74           16.30
--------------------------------------------------------------------------------

On March 11,2001, the Company had approximately 208 holders of record of the Common Stock. The Company believes there are approximately 1800 beneficial holders.

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

Selected Operations
Statement Data:

                                                          Year Ended December 31,
                               ------------------------------------------------------------------------------
                                   2001           2000             1999             1998             1997
                               -----------    ------------     ------------     ------------     ------------
Operating revenues             $   591,692    $    635,868     $    500,969     $    324,192     $    529,737
Other revenues                     166,676         109,920           74,407
Dividend income                  1,860,289       1,842,583        1,856,119        1,942,759        2,138,755
Gains on sale of investments        97,719          57,399          469,595          362,487          144,681
                               -----------    ------------     ------------     ------------     ------------
Total revenues                   2,716,376       2,645,770        2,901,090        2,629,438        2,813,173
                               -----------    ------------     ------------     ------------     ------------
Costs and expenses:
Operations of laboratories
  & costs of production            814,657       1,052,000          833,751          961,031          628,729
Selling, general and
  administrative                 1,412,687       1,429,395        2,016,004        1,561,159        2,161,626
Interest expenses, net
  of interest income               119,926         198,341          147,105          484,563          167,452
                               -----------    ------------     ------------     ------------     ------------
Total costs and expenses         2,347,270       2,679,736        2,996,860        3,006,753        2,957,807
                               -----------    ------------     ------------     ------------     ------------
Net loss before
  income taxes                     369,106         (33,966)         (95,770)        (377,315)        (144,634)
Provision for income taxes          69,751          21,228            1,360           43,145           14,219
                               -----------    ------------     ------------     ------------     ------------
Net income/(loss)              $   299,355    $    (55,194)    $    (97,130)    $   (420,460)    $   (158,853)
                               ===========    ============     ============     ============     ============
Weighted average number of
  shares outstanding             4,664,909       4,675,826        4,721,492        4,762,542        4,696,876
                               -----------    ------------     ------------     ------------     ------------
Net income per common
  equivalent share             $      0.06    $      (0.01)    $      (0.02)    $      (0.09)    $      (0.03)
                               ===========    ============     ============     ============     ============

Selected Balance Sheet Data:
                                                          Year Ended December 31,
                               ------------------------------------------------------------------------------
                                   2001           2000             1999             1998             1997
                               -----------    ------------     ------------     ------------     ------------
Working capital                 34,979,217      38,309,247       28,869,309       34,837,930       32,501,404

Total assets                    43,540,153      49,575,118       35,846,065       44,056,349       41,322,592

Total liabilities*               8,211,186      10,903,280        6,566,496        8,752,515        8,404,868

Shareholders' equity            35,328,967      38,671,838       29,279,569       35,303,834       32,917,724

Return on equity*                     0.77%           0.00%            0.00%            0.00%            0.00%

* Return on equity is calculated by dividing the Company's net income for the period by the shareholders' equity at the beginning of the period.
* Total liabilities include deferred taxes of $7,135,446 for unrealized gains.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Idant Laboratories subsidiary contributed 54%, 59% and 99% of operating revenues in 2001, 2000 and 1999 respectively. The Companies operations in semen banking and blood banking (laboratories) have received limited promotion. The Company has taken steps to increase awareness of these services. The Company in the year 2000 received its first revenue from the Blood Volume analyzer. The potential market for the Blood Volume Analyzer is significantly larger than the Company's current operations. The Company anticipates that proceeds from Daxor's Blood Volume Analyzer will be the primary source of revenue in the immediate future. The Company believes that the potential market for blood volume measurement and analysis is between 15-20 million tests per year. Successful penetration of even a small fraction of the market would significantly change the company's structure. The Company intends to focus its major marketing efforts on the Blood Volume Analyzer. The Company intends to increase its marketing efforts to add to its operational income. Some of the steps the Company has undertaken, such as consolidating certain manufacturing facilities at Oak Ridge, Tennessee and simultaneously contracting with an Original Equipment Manufacturer (OEM) will permit greater economies of scale. The Company's primary focus will be to increase operating revenues even if this initially results in lower profits.

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO DECEMBER 31, 2000

Total revenues were $ 2,716,376 in 2001, up from $2,645,770 reported in 2000. Dividend income earned on the Company's securities portfolio was $, 1,860,289 an increase from the $1,842,583 reported in 2000. Gains on the sale of investments was $97,719 in 2001 as compared to $ 57,399 in 2000. Net income before income taxes was $ 369,106 in 2001 vs. a loss of ($33,966) in 2000. This is the first reported profit in 6 years.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO DECEMBER 31, 1999

Total revenues were $2,645,770 in 2000, down from $2,901,090 reported in 1999. Dividend income earned on the Company's securities portfolio was $ 1,842,583 a decrease from the $1,856,119 reported in 1999. Gains on the sale of investments was $ 57,399 in 2000 as compared to $469,595 in 1999. Net income before income taxes was a loss of ($ 33,966) in 2000 vs. a loss of ($ 95,770) in 1999.

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

At December 31, 2001, the Company had $1,000,000 in short-term debt vs. $1,775,363 in 2000. At year-end 2001, shareholders' equity was $35,328,967. At year-end 2000, the Company had shareholders' equity of $38,671,838. At December 31, 2001 the Company's security portfolio had a market value of $42,271,902 vs. $48,722,403 in 2000.

In 1998 The Company purchased the assets of the Wellport Manufacturing Company. This Company had previously manufactured the injection kit. The Company now manufactures its own injection kit. The final filling and shipping of the kit is performed by an FDA licensed radiopharmaceutical manufacturer. In the year 2000, the Company leased additional space in Oak Ridge, Tennessee to manufacture its own BVA-100 Blood Volume Analyzers. The Company has a separate contract with an Original Equipment Manufacturer to manufacture additional Blood Volume
Analyzers. The Company is considering developing additional manufacturing facilities for its kit system in Oak Ridge and transferred its Rochester operations to Oak Ridge. The Company is reviewing options to purchase some of the original equipment manufacturers who provide various parts of the BVA-100 Blood Volume Analyzer system. The Company is also involved in discussions with independent medical distributors to market the BVA-100. The Company offers to lease or rent, as well as sell its Blood Volume Analyzer (BVA-100) as part of an overall marketing plan. The Company will also loan an instrument for evaluation purposes.

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

Year-end 2001 finds the Company in a satisfactory financial position with adequate funds available for its immediate anticipated needs.

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

       Signature                       Title                      Date
       ---------                       -----                      ----
/s/ Joseph Feldschuh         President and Director           March 22, 2001
------------------------     (Principal Executive Officer)
Joseph Feldschuh, M.D.


/s/ Gary Fischman            Vice President                   March 22, 2001
------------------------
Gary Fischman


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

                                DAXOR CORPORATION


Item 14(a) (1).   Index to Financial Statements

The following statements and schedules of Daxor Corporation are submitted herewith:

                                                                          Page

Report of Independent Accountants                                          F-1

Consolidated Financial Statements as at December 31, 2001
  and 2000 and for the three years ended December 31, 2001
         Balance Sheets                                                    F-2
         Statements of Income                                              F-3
         Statements of Shareholders' Equity                                F-3
         Statements of Cash Flows                                          F-4

Notes to Financial Statements                                              F-5

Schedule I - Marketable Securities - Other Investments - Year ended
         December 31, 2001                                                 F-6

Schedule IX - Short-term Borrowings - Years ended December 31, 2001
         2000, and 1999                                                    F-6

Schedule X - Supplementary Income Statement Information -
Years ended December 31, 2001, 2000, and 1999                              F-7


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

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying consolidated balance sheets of Daxor Corporation as at December 31, 2001 and 2000, the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item F-9.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Daxor Corporation as at December 31, 2001 and 2000, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.



Frederick A. Kaden & Co.


Brentwood, New York
March 22, 2002

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS
================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                   December 31,    December 31,
                                                       2001           2000
                                                       ----           ----
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                              $    431,949    $     18,439
Marketable Securities at Fair Value
December 31,2001 and  December 31,
2000. (Notes 1 and 2)                               42,271,902      48,722,403
Accounts receivable                                    174,242         107,927
Other current assets                                   312,310         363,758
                                                  ------------    ------------
Total Current Assets                                43,190,403      49,212,527

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                          125,815         125,815
Leasehold improvements, furniture
and equipment                                          837,807         836,813
Laboratory equipment                                   288,087         278,087
                                                  ------------    ------------
                                                     1,251,709       1,240,715
Less: Accumulated depreciation and amortization        975,593         919,414
                                                  ------------    ------------
Net equipment and improvements                         276,116         321,301

Other Assets                                            73,634          41,290

Total Assets                                      $ 43,540,153    $ 49,575,118
                                                  ------------    ------------

-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities          $     52,855    $     42,431
Loans payable (Notes 1 and 2)                        1,000,000       1,775,363
Other Liabilities                                       22,885          73,741
Deferred Taxes  (Note 1)                             7,135,446       9,011,745
                                                  ------------    ------------
Total  Liabilities                                   8,211,186      10,903,280

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,664,909 December 31,
2001 and 4,664,909 December 31, 2000                    53,097          53,097
Additional Paid in capital                           9,798,232       9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)           13,851,161      17,493,387
Retained earnings                                   16,440,007      16,140,652
Treasury stock                                      (4,813,530)     (4,813,530)
                                                  ------------    ------------
Total Shareholders' Equity                          35,328,967      38,671,838

Total Liabilities and Shareholders' Equity        $ 43,540,153    $ 49,575,118
                                                  ------------    ------------

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                           Year Ended December 31,
                                                   ---------------------------------------
                                                       2001         2000           1999
                                                   ----------   -----------    -----------
Revenues:
------------------------------------------------------------------------------------------
Operating revenues                                 $  591,692   $   635,868    $   500,969
Other revenues                                        166,676       109,920         74,407
Dividend income                                     1,860,289     1,842,583      1,856,119
Gains  on sale of securities                           97,719        57,399        469,595
                                                   ----------   -----------    -----------
Total Revenues                                      2,716,376     2,645,770      2,901,090
                                                   ----------   -----------    -----------
------------------------------------------------------------------------------------------
Costs and expenses:
------------------------------------------------------------------------------------------
Operations of Laboratories & Costs of Production      814,657     1,052,000        833,751
Selling, General, and Administrative                1,412,687     1,429,395      2,016,004
Interest expense, net of interest income              119,926       198,341        147,105
                                                   ----------   -----------    -----------
Total costs and expenses                            2,347,270     2,679,736      2,996,860
                                                   ----------   -----------    -----------
Net Income/( Loss)  before Income Taxes               369,106       (33,966)       (95,770)
Provision for income taxes (Note 9)                    69,751        21,228          1,360
                                                   ----------   -----------    -----------
Net Loss                                           $  299,355   $   (55,194)   $   (97,130)
                                                   ==========   ===========    ===========
Weighted Average Number of Shares Outstanding       4,664,909     4,675,826      4,721,492
                                                   ==========   ===========    ===========
Net Income  per Common Equivalent Share            $     0.06   $     (0.01)   $     (0.02)
                                                   ==========   ===========    ===========

See accompanying notes to financial statements

================================================================================
DAXOR CORPORATION
STATEMENTS OF SHAREHOLDER'S EQUITY

                                                  Three Years Ended December 31, 2001
                                -----------------------------------------------------------------
                                Common stock                Additional
                                   Number                    Paid-in      Retained      Treasury
                                 of Shares      Amount       Capital      Earnings        Stock
                                ------------    -------     ----------  -----------    ----------
--------------------------------------------------------------------------------------------------
Balance at January 1,1999        4,752,709       53,097     9,798,232    16,292,976    (3,658,036)
--------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,1999                                                            (97,130)
Purchase of Treasury Stock         (59,800)                                              (799,779)
--------------------------------------------------------------------------------------------------
Balance December 31,1999         4,692,909       53,097     9,798,232    16,195,846    (4,457,815)
--------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,2000                                                            (55,194)
Purchase of Treasury Stock         (28,000)                                              (355,715)
--------------------------------------------------------------------------------------------------
Balance December 31,2000         4,664,909       53,097     9,798,232    16,140,652     4,813,530
--------------------------------------------------------------------------------------------------
Net income for the year ended
December 31,2001                                                            299,355
--------------------------------------------------------------------------------------------------
Balance December 31,2001         4,664,909    $  53,097    $9,798,232   $16,440,007   $ 4,813,530
==================================================================================================

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year ended December 31,
                                                       ---------------------------------------
                                                          2001          2000           1999
                                                       ---------    -----------    -----------
Cash flows from operating activities:
Net income or (loss)                                   $ 299,355    $   (55,194)   $   (97,130)
                                                       ---------    -----------    -----------
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation & Amortization                               57,735         58,258         72,395
(Gain) loss on sale of investments                       (97,719)       (57,399)      (469,595)
(Gain) loss on sale of equipment                                                        (4,554)
Change in assets and liabilities:
(Increase) decrease in accounts receivable               (66,315)      (101,182)       144,489
(Increase) decrease in accounts receivable-
                    Related Parties                           --             --         75,979
(Increase) decrease in other current assets               51,448        130,233       (232,394)
(Increase) decrease in tax refunds receivable                 --             --          5,881
(Increase) decrease in other assets
                   net of amortization                   (33,900)         2,700         (6,019)
Increase (decrease) in accounts payable,accrued
expenses and other liabilities net of "short sales"       11,024        (83,910)        39,747

Total adjustments                                        (77,727)       (51,300)      (374,071)
                                                       ---------    -----------    -----------
Net cash provided by operating activities                221,628       (106,494)      (471,201)
                                                       ---------    -----------    -----------

Csah flows from investing activities:
Payment for purchase of equipment and
improvements                                             (10,994)       (13,289)       (55,114)
Proceeds from sale of equipment                               --             --         48,936
Net cash provided or (used) in purchase
and sale of investments                                  962,111      1,027,001        843,604
Net proceeds (repayments) of loans from
brokers used to purchase investments                    (775,363)      (668,431)       393,245
Proceeds from "short sales" not closed                    16,128         67,584         28,581
                                                       ---------    -----------    -----------
Net cash provided by/(used in)  investing activities     191,882        412,865      1,259,252
                                                       ---------    -----------    -----------

Cash flows from financing activities
Payment for purchase of treasury stock                        --       (355,715)      (799,779)
                                                       ---------    -----------    -----------
Net cash used in financing activities                         --       (355,715)      (799,779)
                                                       ---------    -----------    -----------
Net increase (decrease) in cash and
cash equivalents                                         413,510        (49,344)       (11,728)
Cash and cash equivalents at beginning of year            18,439         67,783         79,511
                                                       ---------    -----------    -----------
Cash and cash equivalents at end of year               $ 431,949    $    18,439    $    67,783
                                                       =========    ===========    ===========

See accompanying notes to financial statements

                                DAXOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements as at December 31, 2001 and 2000 and for the three years ended December 31, 2001 have been prepared in conformity with principles of accounting applicable to a going concern. Daxor Corporation operates in the medical services and technology industry.

     The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

(1)  MARKETABLE SECURITIES

     Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of December 31, 2001 and December 31, 2000 being increased approximately 98.60% and 119.30% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

     The following tables summarize the company's investments as of:


                                December 31, 2001
                                -----------------

                                                     Unrealized      Unrealized
                                                       holding         holding
Type of security        Cost         Fair Value         gains          losses
----------------     -----------     -----------     -----------     -----------
Equity               $21,270,436     $42,271,002     $21,182,144     $   181,578
Debt                      14,859             900               0          13,959
                     -----------     -----------     -----------     -----------

Total                $21,285,295     $42,271,902     $21,182,144     $   195,537
                     ===========     ===========     ===========     ===========


                                December 31, 2000
                                -----------------

                                                     Unrealized      Unrealized
                                                       holding         holding
Type of security        Cost         Fair Value         gains          losses
----------------     -----------     -----------     -----------     -----------
Equity               $22,202,412     $48,721,503     $27,425,484     $   906,393
Debt                      14,859             900               0          13,959
                     -----------     -----------     -----------     -----------

Total                $22,217,271     $48,722,403     $27,425,484     $   920,352
                     ===========     ===========     ===========     ===========


     At December 31, 2001, the securities held by the Company had a market value of $42,271,902 and a cost basis of $21,285,295 resulting in a net unrealized gain of $20,986,607 or 98.60% of cost.

     At December 31, 2000, the securities held by the Company had a market value of $48,722,403 and a cost basis of $22,217,271 resulting in a net unrealized gain of $26,505,132 or 119.30% of cost.

     At December 31, 2001 and December 31, 2000, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  Loans Payable

     As at December 31, 2001 and December 31, 2000, the Company had loans outstanding aggregating $1,000,000 and $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 5.7%.

     Short term margin debt due to brokers, secured by the Companies marketable securities, was $775,363 at December 31,2000. There was zero margin debt at December 31,2001.


(3)  Accounts receivable

     Accounts receivable are deemed to be fully collectible.

(4)  Equipment and Improvements

     Depreciation of equipment and improvements is taken using the straight line method. For 2001, 2000 and 1999 the charges to income for depreciation using this method were $56,179, $58,258 and $72,395 respectively.

     The cost of maintenance and repairs is charged to expense as incurred. The cost of betterments and additions are capitalized and depreciated over the life of the asset. The cost of assets disposed of or determined to be non-revenue producing, together with the related accumulated depreciation applicable thereto, are eliminated from the accounts, and any gain or loss is recognized.

(5)  Other Liabilities

     At December 31, 2001 and December 31, 2000, the Company also maintained a short position in certain marketable securities. These positions were sold for $16,128 at December 31, 2001, and $67,584 at December 31, 2000, and had
respective market values of $14,337 and $43,287 resulting in unrealized gains of $1,791 at December 31, 2001 and $24,297 at December 31, 2000.

(6)  Commitments and Contingencies

     (A)  Operating Leases

     Future minimum rental payments under non-cancelable operating lease are as follows:

                                 2002     $184,482
                                 2003     $184,482
                                 2004     $184,482
                                 2005     $184,482

     Rent  expense  for  all  non-cancelable   operating  leases  was  $386,248,
$406,768,  and  $378,372 for the years ended  December  31, 2001,  2000 and 1999 respectively.

     B)   Contingent Liabilities

     The Company is not aware of any contingent liabilities at year end.


(7)  Research and Development Expenses

     Research and development expenses were $325,745, $15,000, and $15,000 for 2001, 2000, and 1999 respectively. All research and development costs are expensed in the year they occur.

(8)  Interest Expense and Income

     Interest expense was $200,741, $200,741, and $150,617 and interest income was $2,400, $2,000, and $3,512 in 2001, 2000 and 1999 respectively.

(9)  Income Taxes

     The following is a reconciliation of the federal statutory tax rate of 35% for 2001,2000 and 1999, with the provision for income taxes:


                                            2001          2000          1999
                                         ----------    ----------    ----------

Statutory tax rate                          107,774             0             0
TAX Benefit of NOL                         -107,774
State and city taxes                         21,228        21,228         1,360
                                         ----------    ----------    ----------
Provision for income taxes                   21,228        21,228         1,360
                                         ----------    ----------    ----------
Effective federal tax rate                        0%            0%            0%
                                         ----------    ----------    ----------
(10) Subsidiaries

     In 1988, Daxor Corporation formed a wholly owned subsidiary, Scientific Medical Systems, Inc., which has taken over the operations of the sperm bank, blood bank and laboratory. The results of operations have been consolidated in these financial statements.

SCHEDULE I
MARKETABLE SECURITIES -- OTHER INVESTMENTS

The following tables summarize the company's investments as of:


                                December 31, 2001

Type of                                            Unrealized       Unrealized
Security               Cost        Fair Value     Holding gains   holding losses
----------------   -----------     -----------    -------------   --------------

Equity             $21,270,436     $42,271,002     $21,182,144     $   181,578
Debt                    14,859             900               0          13,959
                   -----------     -----------     -----------     -----------

Total              $21,285,295     $42,271,902     $21,182,144     $   195,537
                   ===========     ===========     ===========     ===========


SCHEDULE IX
SHORT-TERM BORROWINGS
Years Ended December 31, 2001, 2000, 1999
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
Column A                Column B                Column C             Column D               Column E              Column F
--------                --------                --------             --------               --------              --------
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
Category of aggregate   Balance at the end    Weighted average      Maximum amount         Average amount        Weighted average
short-term borrowings   of period             interest rate at      outstanding during     outstanding during    interest rates
                                              end of the period     this period            the period            during the period
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
2001
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
Banks                              1,000,000          5.7%                      1,000,000             1,000,000         6.95%
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
Brokers                                    0         6.12%                      1,054,607               678,343         6.01%
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
All Categories                     1,000,000         5.91%                      2,054,607             1,678,343         6.54%
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
2000
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
Banks                              1,000,000         8.16%                      1,000,000             1,000,000         8.05%
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
Brokers                              775,363         8.12%                      1,443,794             1,089,312         7.71%
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
All Categories                     1,775,000         8.14%                      2,443,794             2,089,312         7.93%
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
1999
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
Banks                              1,000,000         7.65%                      1,000,000             1,000,000         7.65%
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
Brokers                            1,443,794         7.47%                      1,443,794             1,312,442         7.43%
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------
All Categories                     2,443,794         7.54%                      2,443,794             2,312,442         7.51%
----------------------- --------------------- --------------------- ---------------------- --------------------- -------------------

The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION

-----------------------------------------------------------------------------------------------------------------
                         COLUMN A                                                    COLUMB B
-----------------------------------------------------------------------------------------------------------------

                           Item                                           Charged to costs and expenses
                                                                             Year ended December 31,


                                                                  2001               2000               1999
                                                                  ----               ----               ----
Maintenance and repairs                                         $    *             $    *              $    *
Depreciation and amortization
  of intangible assets pre-operating
  costs and similar deferrals                                      57,735            58,258             72,395
Taxes, other than payroll and
  income taxes                                                       *                  *                   *
Royalties                                                           ---                ---                 ---
Advertising costs                                                    *                  *                   *



-----------------------------------------------------------------------------------------------------------------
* less than 1% of total revenues for the year.
-----------------------------------------------------------------------------------------------------------------