Form 10-Q
period 2002-03-31
DAXOR CORP
filed 2002-05-15
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                        FOR QUARTER ENDED MARCH 31, 2002
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

                         Yes |X|                  No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                                        OUTSTANDING AT MARCH 31, 2002
--------------------------------------------------------------------------------
      COMMON STOCK
PAR VALUE: $.O1 per share                                    4,664,909

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----
         Balance Sheets as at March 31, 2002 and
            December 31, 2001                                                F-1

         Consolidated Statement of Income
            For the Three Months ended March 31,2002 and 2001                F-2

         Consolidated Statement of Cash Flows for the Three Months
            Ended March 31, 2002 and 2001                                    F-3

         Notes to Financial Statements                                     F-4-5

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  RESULTS OF OPERATIONS
         LIQUIDITY AND CAPITAL RESOURCES

                                DAXOR CORPORATION
                              FIANNCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,      DECEMBER 31,
                                                       2002            2001
                                                       ----            ----
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                               $    300,850    $    431,949
Marketable Securities at Fair Value
March 31,2002 and December 31,
2001. (Notes 1 and 2)                                45,231,112      42,271,902
Accounts receivable                                     177,099         174,242
Other current assets                                    315,825         312,310
                                                   ------------    ------------

Total Current Assets                                 46,024,886      43,190,403

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                           125,815         125,815
Leasehold improvements,furniture
and equipment                                           845,195         837,807
Laboratory equipment                                    290,104         288,087
                                                   ------------    ------------
                                                      1,261,114       1,251,709
Less: Accumulated depreciation and amortization         989,090         975,593
                                                   ------------    ------------
Net equipment and improvements                          272,024         276,116
Other Assets                                             73,051          73,634

Total Assets                                       $ 46,369,961    $ 43,540,153
                                                   ============    ============
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER' EQUITY
--------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable  and accrued liabilities          $     78,262    $     52,855
Loans payable (Notes 1 and 2)                           719,485       1,000,000
Other Liabilities                                        51,472          22,885
Deferred Taxes (Note 1)                               8,163,523       7,135,446
                                                   ------------    ------------
Total Liabilities                                     9,012,742       8,211,186

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,664,909 March 31,
2002 and 4,664,909 December 31,2001                      53,097          53,097
Additional Paid in capital                            9,798,232       9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)            15,846,839      13,851,161
Retained earnings                                    16,472,581      16,440,007
Treasury Stock                                       (4,813,530)     (4,813,530)
                                                   ------------    ------------
Total Shareholders' Equity                           37,357,219      35,328,967

Total Liabilities and Shareholders' Equity         $ 46,369,961    $ 43,540,153
                                                   ============    ============

See accompanying notes to consolidated financial statements


                                      (F-1)

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

                                                          2002          2001
                                                      -----------   -----------
Revenues
-------------------------------------------------------------------------------
Operating revenues                                    $   193,063   $   140,077
Other revenues                                        $    11,986   $    42,334
Dividend income                                           455,986       473,919
Gains/(losses) on sale of securities                          803        (8,704)
                                                      -----------   -----------

Total Revenues                                            661,838       647,626
-------------------------------------------------------------------------------

Costs and Expenses
-------------------------------------------------------------------------------
Operations of Laboratories & Costs of Production          202,748       220,240
Selling, General, and Administrative                      399,198       333,197
Interest expense, net of interest income                   11,572        34,409
                                                      -----------   -----------

Total Costs and Expenses                                  613,518       587,846
                                                      -----------   -----------

Net Income Before Income Taxes                             48,320        59,780

Provision for income taxes                                 15,746        19,269
                                                      -----------   -----------

Net Income                                            $    32,574   $    40,511
                                                      ===========   ===========

Weighted Average Number of Shares Outstanding           4,664,909     4,664,909
                                                      ===========   ===========

Net Income per Common Equivalent Share                $      0.01   $      0.01
                                                      ===========   ===========

See accompanying notes to consolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

                                                            2002         2001
                                                         ---------    ---------

Cash flows from operating activities:
-------------------------------------------------------------------------------
Net Income or (loss)                                     $  32,574    $  40,511
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation & Amortization                                 14,080       11,519
(Gain) loss on sale of investments                            (803)       8,704
Change in assets and liabilities:
(Increase) decrease in accounts receivable                  (2,857)     (16,881)
(Increase) decrease in other current assets                 (3,515)      33,523
Increase (decrease) in accounts payable, accrued
and other liabilities net of "short sales"                  26,750       47,434
                                                         ---------    ---------

Total adjustments                                           33,655       84,299

                                                         ---------    ---------
Net cash provided by operating activities                   66,229      124,810
                                                         ---------    ---------

Cash flows from investing activities:
Payment for purchase of equipment and
improvements                                                (9,405)        (202)
Net cash provided or (used) in purchase and
sale of investments                                         49,220     (277,510)
Net proceeds (repayments) of loans from brokers
used to purchase investments                                19,485      110,374
Proceeds from "short sales" not closed                      43,372       81,101
                                                         ---------    ---------
Net cash provided by/ (used in) investing activities       102,672      (86,237)
                                                         ---------    ---------

Cash flows from financing activities
Repayment of bank loan                                    (300,000)           0
                                                         ---------    ---------
Net cash provided by/ (used in) financing activities      (300,000)           0
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents      (131,099)      38,573
Cash and cash equivalents at beginning of year             431,949       18,439

                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 300,850    $  57,012
                                                         ---------    ---------

See accompanying notes to consolidated financial statements

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31,2002, and December 31, 2001, the results of operations for the three months ended March 31,2002 and 2001 and cash flows for the three months ended March 31,2002 and 2001.

(1) MARKETABLE SECURITIES

      Upon adoption of FASB No. 115, management has determined that the Company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the Company's marketable securities investments, as of March 31, 2002 and December 31, 2001 being increased approximately 113.15 % and 98.60 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the Company's unrealized gains has been made net of the tax effect had these gains been realized.

      The following tables summarize the company's investments as of :

                                 March 31, 2002

Type of                                           Unrealized        Unrealized
security              Cost         Fair Value    Holding gains    holding losses
--------          -----------     -----------    -------------    --------------
Equity            $21,205,891     $45,230,212     $24,134,750      $   110,429

Debt                   14,859             900                           13,959
                  ------------------------------------------------------------
Total             $21,220,750     $45,231,112     $24,134,750      $   124,388
                  ===========     ===========     ===========      ===========

                                December 31, 2001

Type of                                           Unrealized        Unrealized
security              Cost         Fair Value    Holding gains    holding losses
--------          -----------     -----------    -------------    --------------
Equity            $21,270,436     $42,271,002     $21,182,144      $   181,578

Debt                   14,859             900               0           13,959
                  ------------------------------------------------------------
Total             $21,285,295     $42,271,902     $21,182,144      $   195,537
                  ===========     ===========     ===========      ===========

      At March 31, 2002 the securities held by the Company had a market value of $45,231,112 and a cost basis of $21,220,750 resulting in a net unrealized gain of $24,010,362 or 113.15% of cost.

      At December 31, 2001, the securities held by the Company had a market value of $42,271,902 and a cost basis of $21,285,295 resulting in a net unrealized gain of $20,986,607 or 98.60% of cost.

      At March 31, 2002 and December 31, 2001 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2) LOANS PAYABLE

      As at March 31, 2002 and December 31, 2001, the Company had loans outstanding aggregating $700,000 and $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 5.7%.

      Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $19,485 at March 31, 2002 and $-0- at December 31, 2001.

Part II OTHER INFORMATION

Item 1.
Legal Proceedings

There are no current legal proceedings. The Company is not aware of any pending legal proceedings.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 as compared with three months ended March 31, 2001.

      For the three months ended March 31, 2002, total revenues were $661,838 up from $647,626 in 2001. Increased kit sales were a factor resulting in increased revenues. There were Capital gains in 2002 of $803 vs. a loss of ($8,704) in 2001. Operating revenues were $193,063 in 2002 up from $140,077 in 2001. The Company is now focusing on a lease or loaner plan for its Blood Volume Analyzer which results in less immediate income from instrument sales, but greater income from the kits. The Company may elect to directly lease its own equipment. Under such plans, income would be recorded over the term of the lease. If equipment was sold to a leasing company, then it would be recorded as a direct sale. Dividend income in 2002 was $455,986 with a net interest expense of $11,572, as compared to dividend income of $473,919 with a net interest expense of $34,409 in 2001. In 2002, the Company had a net profit before income taxes of $48,320 versus $59,780 in 2001. The Company anticipates that it's sales of instruments and kits will become the major source of income for the Company. The Company is currently initiating distribution networks but no income has yet been received from sales by non-Company personnel.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2002 the Company had total assets of $46,369,961 and total liabilities of $9,012,742 with shareholders' equity of $37,357,219. The Company has a net pre-taxed unrealized gain of $24,010,362 and $ 15,846,839 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $45,231,112 with short-term loans of $719,485 with 4,664,909 shares outstanding.

      The Company has adequate resources for the current marketing level of its Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company is reviewing various options in regard to establishing a nationwide sales force as opposed to utilizing independent local dealer distribution networks. The Company is evaluating the possibility of acquiring additional capital which would enable it to undertake a more rapid marketing program nationally as well as internationally. The Company has an instrument loaner plan which requires use of the Company's reserves. Such plans, however, have the potential for an ultimate higher return for the Company. The Company will arrange some leases through independent leasing companies, to whom it will sell the BVA-100. The Company is evaluating blood volume instrumentation management programs for hospitals. Under such a plan, the Company would provide equipment and personnel on a sub-contract basis. The Company will use its financial reserves primarily for developing and marketing the Blood Volume Analyzer, but will begin to develop blood banking programs in conjunction with hospitals.

      The Company did not file any reports on form 8-K during the first three months of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DAXOR CORPORATION
                                -----------------
                                  (Registrant)


DATE: May 14,2002
-----------------                            --------------------------
                                             JOSEPH FELDSCHUH, M.D.
                                             President


DATE: May 14,2002
-----------------                            --------------------------
                                             GARY FISCHMAN, Ph.D.
                                             Vice President


DATE: May 14,2002
-----------------                            --------------------------
                                             OCTAVIA ATANASIU
                                             Treasurer


DATE: May 14,2002
-----------------                            --------------------------
                                             DIANE MEEGAN
                                             Secretary