Form 10-Q
period 2002-06-30
DAXOR CORP
filed 2002-08-07
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                         FOR QUARTER ENDED JUNE 30, 2002
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

       CLASS                                         OUTSTANDING AT JUNE 30,2002
--------------------------------------------------------------------------------
       COMMON STOCK
PAR VALUE: $.O1 per share                                     4,664,909

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                            PAGE

          Consolidated Balance Sheet as at June 30, 2002 and
               Balance Sheet as at December 31, 2001                         F-1

          Consolidated Statements of Income for the
               Three and Six Months ended June 30,2002 and 2001              F-2

          Consolidated Statement of Cash Flows for the Six Months
               ended June 30, 2002 and 2001                                  F-3

          Notes to Consolidated Financial Statements
          (Unaudited)                                                 F-4 to F-5

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS: RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS
================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                      June 30,        December 31,
                                                        2002              2001
ASSETS
==================================================================================
CURRENT ASSETS
Cash                                                $    387,535      $    431,949
Marketable Securities at Fair Value
June 30,2002 and  December 31,
2001. (Notes 1 and 2)                                 42,319,877        42,271,902
Accounts receivable                                      138,663           174,242
Other current assets                                     305,090           312,310
                                                    ------------      ------------

Total Current Assets                                  43,151,165        43,190,403

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                            125,815           125,815
Leasehold improvements, furniture
and equipment                                            869,358           837,807
Laboratory equipment                                     290,104           288,087
                                                    ------------      ------------
                                                       1,285,277         1,251,709
Less: Accumulated depreciation and amortization        1,002,587           975,593
                                                    ------------      ------------
Net equipment and improvements                           282,690           276,116

Other Assets                                              72,467            73,634

Total Assets                                        $ 43,506,322      $ 43,540,153
                                                    ============      ============
----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
==================================================================================
CURRENT LIABILITIES
Accounts payable and accrued liabilities            $     39,109      $     52,855
Loans payable (Notes 1 and 2)                            730,318         1,000,000
Other Liabilities                                        106,813            22,885
Deferred Taxes (Note 1)                                7,154,147         7,135,446
                                                    ------------      ------------
Total  Liabilities                                     8,030,387         8,211,186

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,664,909 June 30,
2002 and 4,664,909  December 31, 2001                     53,097            53,097
Additional Paid in capital                             9,798,232         9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)             13,887,464        13,851,161
Retained earnings                                     16,550,672        16,440,007
Treasury stock                                        (4,813,530)       (4,813,530)
                                                    ------------      ------------
Total Shareholders' Equity                            35,475,935        35,328,967

Total Liabilities and Shareholders' Equity          $ 43,506,322      $ 43,540,153
                                                    ============      ============

See accompanying notes to cosolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                             JUNE 30                         JUNE 30

                                        2002            2001           2002           2001
                                        ----            ----           ----           ----
REVENUES:
---------------------------------------------------------------------------------------------
Operating revenues                  $   196,441      $  138,917     $  389,504     $  278,994
Other revenues                            9,829          56,990         21,815         99,324
Dividend income                         452,557         465,246        908,543        939,165
Gains (losses) on sale
of securities                            94,261          18,435         95,064          9,731

Total Revenues                          753,088         679,588      1,414,926      1,327,214
                                    -----------      ----------     ----------     ----------
---------------------------------------------------------------------------------------------

COSTS AND EXPENSES
---------------------------------------------------------------------------------------------
Operations of Laboratories and
Cost of Production                      200,036         208,973        402,784        429,213
Selling, General, and
Administrative                          468,573         337,405        867,771        670,602
Interest expense, net of
interest income                           7,221          35,174         18,793         69,583
                                    -----------      ----------     ----------     ----------

Total Costs and Expenses                675,830         581,552      1,289,348      1,169,398
                                    -----------      ----------     ----------     ----------

Net Income (Loss) Before Income
Taxes                                    77,258          98,036        125,578        157,816

Provision for income taxes                 (833)          4,323         14,913         23,592
                                    -----------      ----------     ----------     ----------

Net Income (Loss)                   $    78,091      $   93,713     $  110,665     $  134,224
                                    ===========      ==========     ==========     ==========

Weighted Average Number of
Shares Outstanding                    4,664,909       4,664,909      4,664,909      4,664,909

Net Income or (Loss) per Common
Equivalent Share                    $      0.01      $     0.02     $     0.02     $     0.03
                                    ===========      ==========     ==========     ==========

See accompanying notes to financial statements


                                      F-2
================================================================================

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED

                                                             JUNE 30,       JUNE 30,
                                                               2002           2001
                                                               ----           ----
-----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
-----------------------------------------------------------
Net income or (loss)                                        $ 110,665      $ 134,224
                                                            ---------      ---------
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation & Amortization                                    28,161         23,038
(Gain) loss on sale of investments                            (95,064)        (9,731)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                     35,579        (39,949)
(Increase) decrease in other current assets                     7,220        (40,747)
(Increase) decrease in other assets net of amortization            --          1,100
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                    (13,246)        76,620
                                                            ---------      ---------

Total adjustments                                             (37,350)        10,331
                                                            ---------      ---------

Net cash provided by or (used in) operating activities         73,315        144,555
                                                            ---------      ---------

-----------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------
Payment for purchase of equipment and
improvements                                                  (33,568)          (644)
Net cash provided or (used) in purchase
and sale of investments                                        85,965       (330,876)
Net proceeds (repayments) of loans from
brokers used to purchase investments                           30,318        210,316
Proceeds from "short sales" not closed                         99,556          2,450
                                                            ---------      ---------
Net cash provided by or (used in) investing activities        182,271       (118,754)
                                                            ---------      ---------

-----------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------
Repayment of Bank Loan                                       (300,000)            --

Net cash provided by or (used in) financing activities       (300,000)            --
                                                            ---------      ---------

Net increase (decrease) in cash and cash equivalents          (44,414)        25,801
Cash and cash equivalents at beginning of year                431,949         18,439
                                                            ---------      ---------

Cash and cash equivalents at end of period                  $ 387,535      $  44,240
                                                            =========      =========

See accompanying notes to financial statements

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                     SIX MONTHS ENDED JUNE 31, 2002 AND 2001

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30,2002, and December 31, 2001, the results of operations for the three and six months ended June 30,2002 and 2001 and cash flows for the six months ended June 30,2002 and 2001. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

(1) MARKETABLE SECURITIES

      Upon adoption of FASB No. 115, management has determined that the Company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the Company's marketable securities investments, as of June 30, 2002 and December 31, 2001 being increased approximately 98.88 % and 98.60 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the Company's unrealized gains has been made net of the tax effect had these gains been realized.

      The following tables summarize the company's investments as of :

                                  June 30, 2002
                                  -------------

Type of                                              Unrealized     Unrealized
security              Cost          Fair Value     Holding gains  holding losses
--------              ----          ----------     -------------  --------------

Equity            $21,263,407      $42,318,977      $21,366,314      $310,744

Debt                   14,859              900               -0-       13,959
                  --------------------------------------------------------------

Total             $21,278,266      $42,319,877      $21,366,314      $324,703
                  ===========      ===========      ===========      ========

                                December 31, 2001
                                -----------------

Type of                                              Unrealized     Unrealized
security              Cost          Fair Value     Holding gains  holding losses
--------              ----          ----------     -------------  --------------

Equity            $21,270,436      $42,271,002      $21,182,144      $181,578

Debt                   14,859              900               -0-       13,959
                  --------------------------------------------------------------

Total             $21,285,295      $42,271,902      $21,182,144      $195,537
                  ===========      ===========      ===========      ========

      At June 30, 2002 the securities held by the Company had a market value of $42,319,877 and a cost basis of $21,278,266 resulting in a net unrealized gain of $21,041,611 or 98.88 % of cost.

      At December 31, 2001, the securities held by the Company had a market value of $42,271,902 and a cost basis of $21,285,295 resulting in a net unrealized gain of $20,986,607 or 98.60% of cost.

      At June 30, 2002 and December 31, 2001 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2) LOANS PAYABLE

      As at June 30, 2002 and December 31, 2001, the Company had loans outstanding aggregating $700,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 5.7%.

      Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $30,318 at June 30, 2002 and $-0- at December 31, 2001.

Part II OTHER INFORMATION

Item 1.
Legal Proceedings

None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 as compared with three months ended June 30, 2001.

      For the three months ended June 30, 2002 total revenues were $753,088, up from $679,588 in 2001. Operating revenues were $196,441 in 2002 up from $138,917 in 2001. Dividend income was $452,557 with a net interest expense of $7,221 in 2002, as compared to dividend income of $465,246 with a net interest expense of $35,174 in 2001. In 2002, the Company had a net income before income taxes of $77,258 versus a net income before income taxes of $98,036 in 2001. The Company anticipates that it's sales of BVA-100 Blood Volume Analyzers and kits will become the major source of income for the Company. The Company is currently in the process of expanding its sales and marketing force. The Company has engaged a search firm for a National Sales and Marketing Director.

Six months ended June 30, 2002 as compared with six months ended June 30, 2001.

      For the six months ended June 30,2002, total revenues were $1,414,926 up from $1,327,214 in 2001. Operating revenues were $389,504 up from $278,994 in 2001. Selling and administrative expenses were $867,771 in 2002, vs. $670,602 in 2001. The increased expenses were related to the employment of additional sales and marketing personnel. In 2002, Dividend income was $908,543 with a net interest expense of $18,793 as compared to the dividend income of $939,165 with a net interest expense of $69,583 in 2001. In 2002, the Company had $95,064 in capital gains vs $9,731 in 2001. In 2002, the Company had a net income of $125,578 before income taxes versus $157,816 before income taxes in 2001. The Company has adopted a policy that encourages leasing or renting of BVA-100 equipment to enable hospitals to obtain the equipment. This results in sales of kits but a slower recognition of operating income, from BVA sales.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2002 the Company had total assets of $43,506,322 and total liabilities of $8,030,387 with shareholders' equity of $35,475,935. The Company has a net pre-taxed unrealized gain of $21,041,611 and $13,887,464 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $42,319,877 with short-term loans of $730,318 with 4,664,909 shares outstanding. The Company has the current liabilities of $8,030,387. Included in these liabilities are deferred taxes of $7,154,147. These deferred taxes would occur if the Company chose to sell it's entire portfolio. Current liabilities minus these deferred taxes equals $876,240.

      The Company has adequate resources for the current marketing level of its Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company is reviewing various options to establish a national sales force as well as utilizing independent local dealer distribution networks for marketing the Blood Volume Analyzer. The Company has an instrument loaner reagent plan which requires use of the Company's reserves. Under a sale or a lease plan, the Company receives income immediately on its equipment. The equipment loaner reagent plan permits a user to make a minimal initial capital commitment. This results in a slower return on capital expenditure for the Company. The Company is currently leasing its equipment directly. If the leasing program becomes more widely accepted, then the Company will attempt to arrange for leases through independent leasing companies, to whom it will sell the BVA-100. The Company is evaluating blood volume instrumentation management programs for hospitals. Under such a plan, the Company would provide equipment and personnel on a sub-contract basis. The Company will use its current financial reserves primarily for developing and marketing the Blood Volume Analyzer. The Company is evaluating various options to expand blood banking services in conjunction with the use of the Blood Volume Analyzer.

The Company did not file any reports on form 8-K.