Form 10-Q/A
period 2002-06-30
DAXOR CORP
filed 2002-08-07
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

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


                               DAXOR CORPORATION
                               -----------------
                                  (Registrant)


DATE:   August 7, 2002                          /s/  JOSEPH FELDSCHUH, M.D.
----------------------                          ---------------------------
                                                     JOSEPH FELDSCHUH, M.D.
                                                     President


DATE:   August 7, 2002                          /s/  GARY FISCHMAN Ph.D.
----------------------                          ---------------------------
                                                     GARY FISCHMAN Ph.D.
                                                     Vice President


DATE:   August 7, 2002                          /s/  OCTAVIA ATANASIU
----------------------                          ---------------------------
                                                     OCTAVIA ATANASIU
                                                     Treasurer


DATE:   August 7, 2002                          /s/  DIANE MEEGAN
----------------------                          ---------------------------
                                                     DIANE MEEGAN
                                                     Secretary