Form 10-Q
period 2002-09-30
DAXOR CORP
filed 2002-11-14
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2002
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

        CLASS                                OUTSTANDING AT SEPTEMBER 30,2002
--------------------------------------------------------------------------------
    COMMON STOCK
PAR VALUE: $.O1 per share                               4,662,909

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                             PAGE
                                                                           ----

          Consolidated Balance Sheet as at September 30, 2002 and
             December 31, 2001                                             F-1

          Consolidated Statements of Income (Unaudited) for the
             Three and Nine Months ended September 30,2002 and 2001        F-2

          Consolidated Statements of Cash Flows (Unaudited) for the Nine
             Months ended September 30, 2002 and 2001                      F-3

          Notes to Consolidated Financial Statements (Unaudited)           F-4&5

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS: RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS

================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS [UNAUDITED]

                                                    September 30,     December 31,
                                                        2002              2001
                                                        ----              ----
ASSETS
==================================================================================
CURRENT ASSETS
Cash                                                $     21,814      $    431,949
Marketable Securities at Fair Value
September 30,2002 and  December 31,
2001. (Notes 1 and 2)                                 37,551,238        42,271,902
Accounts receivable                                      174,590           174,242
Other current assets                                     318,313           312,310
                                                    ------------      ------------

Total Current Assets                                  38,065,955        43,190,403

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                            125,815           125,815
Leasehold improvements, furniture
and equipment                                            880,280           837,807
Laboratory equipment                                     290,104           288,087
                                                    ------------      ------------
                                                       1,296,199         1,251,709
Less: Accumulated depreciation and amortization        1,016,084           975,593
                                                    ------------      ------------
Net equipment and improvements                           280,115           276,116

Other Assets                                              72,184            73,634

Total Assets                                        $ 38,418,254      $ 43,540,153
                                                    ------------      ------------
----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
==================================================================================
CURRENT LIABILITIES
Accounts payable and accrued liabilities            $     53,100      $     52,855
Loans payable (Notes 1 and 2)                            909,792         1,000,000
Other Liabilities                                         90,194            22,885
Deferred Taxes  (Note 1)                               5,339,170         7,135,446
                                                    ------------      ------------
Total  Liabilities                                     6,392,256         8,211,186

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,662,909 September 30,
2002 and 4,664,909  December 31, 2001                     53,097            53,097
Additional Paid in capital                             9,798,232         9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)             10,364,271        13,851,161
Retained earnings                                     16,655,681        16,440,007
Treasury stock                                        (4,845,283)       (4,813,530)
                                                    ------------      ------------
Total Shareholders' Equity                            32,025,998        35,328,967

Total Liabilities and Shareholders' Equity          $ 38,418,254      $ 43,540,153
                                                    ============      ============

See accompanying notes to cosolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                           September 30,                   September 30,

                                       2002             2001            2002           2001
                                       ----             ----            ----           ----
REVENUES:
-----------------------------------------------------------------------------------------------
Operating revenues                  $   200,100      $   185,705      $  589,604     $  464,699
Other revenues                            6,522           44,180          28,337        143,504
Dividend income                         507,454          452,536       1,415,997      1,391,701
Gains (losses) on sale
of securities                            80,194            2,171         175,258         11,902

Total Revenues                          794,270          684,592       2,209,196      2,011,806
                                    -----------      -----------      ----------     ----------
-----------------------------------------------------------------------------------------------

COSTS AND EXPENSES
-----------------------------------------------------------------------------------------------
Operations of Laboratories              172,244          171,577         575,028        600,790
Selling, General, and
Administrative                          510,251          344,594       1,378,022      1,015,196
Interest expense, net of
interest income                           7,475           32,320          26,268        101,903
                                    -----------      -----------      ----------     ----------

Total Costs and Expenses                689,970          548,491       1,979,318      1,717,889
                                    -----------      -----------      ----------     ----------

Net Income (Loss) Before Income
Taxes                                   104,300          136,101         229,878        293,917

Provision for income taxes                 (709)          (2,864)         14,204         20,728
                                    -----------      -----------      ----------     ----------

Net Income (Loss)                   $   105,009      $   138,965      $  215,674     $  273,189
                                    ===========      ===========      ==========     ==========

Weighted Average Number of
Shares Outstanding                    4,663,909        4,664,909       4,664,576      4,664,909

Net Income or (Loss) per Common
Equivalent Share                    $      0.03      $      0.03      $     0.05     $     0.06
                                    ===========      ===========      ==========     ==========

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED

                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                 2002                  2001
                                                                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income or (loss)                                          $ 215,674              $ 273,189
                                                              --------------------------------
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation and Amortization                                    42,241                 34,801
(Gain) loss on sale of investments                             (175,258)               (11,902)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                         (348)               (78,022)
(Increase) decrease in other current assets                      (6,003)               (19,425)
(Increase) decrease in other assets net of amortization            (300)                 1,100
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                        1,248                 (3,784)
                                                              --------------------------------

Total adjustments                                              (138,420)               (77,232)
                                                              --------------------------------

                                                              --------------------------------
Net cash provided by or (used in) operating activities           77,254                195,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of equipment and
improvements                                                    (44,490)                  (994)
Net cash provided or (used) in purchase
and sale of investments                                        (403,372)              (354,404)
Net proceeds (repayments) of loans from
brokers used to purchase investments                            209,792                192,918
Proceeds from "short sales" not closed                           82,434                  3,609
                                                              --------------------------------
Net cash provided by or (used in) investing activities         (155,636)              (158,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loan                                         (300,000)                     0
Payment for purchase of treasury stock                          (31,753)                     0
Net cash provided by or (used in) financing activities         (331,753)                     0
                                                              ---------
Net increase (decrease) in cash and cash
equivalents                                                    (410,135)                37,086
Cash and cash equivalents at beginning of year                  431,949                 18,439
                                                              --------------------------------
Cash and cash equivalents at end of period                    $  21,814              $  55,525
                                                              ================================

See accompanying notes to financial statements

                                DAXOR CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30,2002, and December 31, 2001, the results of operations for the three and nine months ended September 30,2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

(1) MARKETABLE SECURITIES

      Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of September 30, 2002 and December 31, 2001 being increased approximately 71.88% and 98.60% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

      The following tables summarize the company's investments as of :

                                                September 30, 2002
                                                ------------------
                                                                                    Unrealized              Unrealized
Type of security                      Cost                   Fair Value            holding gains          holding losses
----------------                      ----                   ----------            -------------          --------------
Equity                             $21,817,128              $37,537,738              $17,336,476            $1,615,866
Debt                                    30,669                   13,500                       -0-               17,169
                                   -----------              -----------              -----------            ----------
Total                              $21,847,797              $37,551,238              $17,336,476            $1,633,035
                                   ===========              ===========              ===========            ==========

                                                 December 31, 2001
                                                 -----------------

                                                                                    Unrealized              Unrealized
Type of security                      Cost                   Fair Value            holding gains          holding losses
----------------                      ----                   ----------            -------------          --------------
Equity                             $21,270,436              $42,271,002              $21,182,144              $181,578
Debt                                    14,859                      900                        0                13,959
Total                              $21,285,295              $42,271,902              $21,182,144              $195,537
                                   ===========              ===========              ===========              ========

      At September 30, 2002 the securities held by the Company had a market value of $ 37,551,238 and a cost basis of $ 21,847,797 resulting in a net unrealized gain of $ 15,703,441 or 71.88% of cost.

      At December 31, 2001 the securities held by the Company had a market value of $42,271,902 and a cost basis of $ 21,285,295 resulting in a net unrealized gain of $20,986,607 or 98.60% of cost.

      At September 30, 2002 and December 31, 2001 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2) LOANS PAYABLE

      As at September 30, 2002 and December 31, 2001, the Company had loans outstanding aggregating $700,000 and $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 4.2%.

      Short term margin debt due to brokers secured by the Companies marketable securities, totaled $209,792 at September 30, 2002 and $-0- at December 31, 2001.

Part II OTHER INFORMATION

Item 1.

Legal Proceedings

None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Three months ended September 30, 2002 as compared with three months ended September 30, 2001.

      For the three months ended September 30, 2002 total revenues were $794,270 up from $684,592 in 2001. Operating revenues were $200,100 in 2002 up from $185,705 in 2001. Dividend income was $507,454 with a net interest expense of $7,475 in 2002, as compared to dividend income of $452,536 with a net interest expense of $32,320 in 2001. In 2002, the Company had a net income before income taxes, of $104,300 versus a net income before income taxes of $136,101 in 2001. The Company anticipates that it's sales of equipment and kits will become the major source of income for the Company.

Nine months ended September 30, 2002 as compared with nine months ended September 30, 2001.

      For the nine months ended September 30,2002, total revenues were $2,209,196 up from $2,011,806 in 2001. Operating revenues were $589,604 up from $464,699 in 2001. Dividend income was $1,415,997 with a net interest expense of $26,268, as compared to the dividend income of $1,391,701 with a net interest expense of $101,903 in 2001. In 2002, the Company had $175,258 in capital gains vs. $11,902 in 2001. In 2002, the Company had a net income before income taxes of $229,878 versus $293,917 before income taxes in 2001. The Company has adopted a policy that encourages leasing or renting of equipment to enable hospitals to test the equipment. This results in a sale of kits but a slower recognition of operating income from BVA sales. The increase in operating revenues was primarily related to the increase in sales of the kits used in conjunction with the Blood Volume Analyzer.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002 the Company had total assets of $38,418,254 and total liabilities of $6,392,256 with shareholders' equity of $32,025,998. The Company has a net pre-taxed unrealized gain of $15,703,441 and $10,364,271 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $37,551,238 with short-term loans of $909,792 with 4,662,909 shares outstanding.

      The Company has adequate resources for the current marketing level of its Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. In June 2002, the Company engaged in a search firm for the development of a national sales force. In September, Richard Prall was hired as Vice-President of sales. In addition, three regional sales managers for the Mid-West, Northeast, and South central were also hired. These regional managers previously worked with GE Medical Services and Toshiba Medical Services in the area of Nuclear Medicine. This addition to the staff is part of the Company's implementation of its previous announced plans to develop a nationwide sales force. The new sales team will initially result in an increased cost to the Company as they undergo intensive training in utilization of the Blood Volume Analyzer. The three regional sales managers had previously worked with Mr. Prall at various times. This has shortened the development time for an integrated managerial sales team. It is anticipated that two or three additional regional managers will be named soon. It is the goal of the marketing team to develop an individual sales team for each regional manager. The Company is also expanding its support services personnel. The decision to develop the marketing team was partially based on the anticipation of new publications in peer reviewed medical journals by current users of the Blood Volume Analyzer. The Company's goal is to establish blood volume measurement as a standard of care in multiple areas of medicine and surgery. It is hoped that publication of research studies from leading medical facilities will enable an increase in sales in both the Blood Volume Analyzer and it's associated kits.

The Company has an instrument loaner reagent plan which requires use of the Company's reserves. Under a sale or a lease plan, the Company receives income immediately on its equipment. The equipment loaner reagent plan permits a user to make a minimal initial capital commitment. This results in a slower return on capital expenditure for the Company. The Company is currently leasing its equipment directly. The Company is currently negotiating with an independent leasing company to whom it will sell the BVA-100. Under these circumstances, a sale would be immediately recognized by the Company. The Company is evaluating blood volume instrumentation management programs for hospitals. Under such a plan, the Company would provide equipment and personnel on a sub-contract basis. The Company will use its current financial reserves primarily for developing and marketing the Blood Volume Analyzer. The Company is evaluating various options to expand blood banking services in conjunction with the use of the Blood Volume Analyzer.

The Company did not file any reports on form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DAXOR CORPORATION
                                -----------------
                                  (Registrant)


DATE: November 13,2002
----------------------                            ------------------------------
                                                  JOSEPH FELDSCHUH, M.D.
                                                  President


DATE: November 13,2002
----------------------                            ------------------------------
                                                  GARY FISCHMAN, Ph.D.
                                                  Vice President


DATE: November 13,2002
----------------------                            ------------------------------
                                                  STEPHEN FELDSCHUH
                                                  Acting Treasurer


DATE: November 13,2002
----------------------                            ------------------------------
                                                  DIANE MEEGAN
                                                  Corporate Secretary