Form 10-K
period 2002-12-31
DAXOR CORP
filed 2003-03-31
CIK 27367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         FOR THE FISCAL YEAR ENDED                COMMISSION FILE NUMBER
              December 31, 2002                             0-12248

                                Daxor Corporation
             (Exact name of Registrant as specified in its charter)


               New York                                   13-2682108
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

                         Yes |X|                  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

As of March 26, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $21,202,370. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $14.00.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 26, 2003: 4,657,784 shares.

Documents incorporated by reference: The information required by Part III is incorporated by reference from the proxy statement for the 2003 Annual Meeting of Shareholders.

PART I.
Item 1.  Business

Daxor Corporation is a medical device manufacturing Company with additional biotech services. Daxor was originally founded in 1970 for cryobanking services. For the past 10 years, its major focus has been on the development of an instrument that rapidly and accurately measures human blood volume. The instrument, called the BVA-100(TM), is used in conjunction with a single use diagnostic injection and collection kit. The company maintains a website, www.daxor.com which describes its operations.

In 1997, the Company obtained marketing clearance from the FDA for the instrument. In 1998, the Company received clearance for it's specialized single use injection kit known as Volumex(TM). In 1999, the Company initiated beta testing for the Blood Volume Analyzer at hospitals in the New York metropolitan region. In the year 2000, the Company initiated marketing efforts outside of the New York region. Test results from hospital sites indicated that the Blood Volume Analyzer was accurate and provided information that was important in a wide variety of acute and chronic medical and surgical situations. The Company manufactures its own injection kit components. The Company established a small scale manufacturing facility in Oak Ridge, Tennessee for research and development purposes. The Blood Volume Analyzer is also manufactured for Daxor by an Original Equipment Manufacturer (OEM). This combination provides flexibility to meet potential increased market demand. The injection kit filling is performed by an FDA licensed radiopharmaceutical manufacturer. The Company has received United States, European Common Market, and Japanese patents for its Blood Volume Analyzer.

Blood volume measurement has been available for more than 60 years in formats that required as much as four to eight hours of technician time with variable degrees of accuracy. Due to the time required, certain technical shortcuts were often used which reduced the accuracy of the measurement. An additional problem was the difficulty of calculating an accurate expected normal blood volume for a specific individual. Normal blood volume has been shown to vary in relation to the degree of deviation from ideal weight. A leaner individual has a higher blood volume percentage of body weight as compared to an obese individual. The computations for an individual's normal expected blood volume were complex and time consuming. The Blood Volume Analyzer automated these computations. The BVA-100 Blood Volume Analyzer calculates blood volume measurement to within an accuracy of approximately 98% while providing the precise measurement of the normal blood volume for that specific individual based on the height, weight and sex of the patient. In emergency situations, preliminary results can be available within 15 to 20 minutes, and final results within 25 to 35 minutes. The Company's patented injection and collection kit, Volumex(TM), utilizes Albumin I-131 which is a classic tracer used for blood volume measurement. The kit includes two matching standards along with the pre-measured volumetric flow chamber. This kit has resulted in the elimination of the previous time consuming steps whereby the institution needed to create their own standards.

Measurement of blood volume is achieved by the use of an indicator or tracer that is injected into a patient, and followed by the collection of timed blood samples. The volume of blood in a patient is inversely proportional to the dilution of the tracer. The measurement, while relatively simple in principle, has been difficult to perform accurately and rapidly because of the high degree of precision required in each step. The standard techniques require the hospital or user to prepare an exactly matching set of standards and tracer injectate with precise and complete injection of the tracer. Due to the difficulty in achieving this type of precision, blood volume measurements are currently performed in only a small minority of hospitals in the United States. The standard tests, the hemoglobin and the hematocrit, used to diagnose anemia, measure only the thickness (percentage of red cells to plasma within the blood) and not the volume of an individual's blood. These surrogate or proxy tests are well known to be misleading in many situations where blood volume is abnormal. In acute situations, such as during surgical blood loss or after trauma, it may take as long as 24 to 72 hours for the hematocrit to accurately or reasonably reflect the degree of blood loss.

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

Syncope, or sudden loss of consciousness, is a major cause for hospitalization in the United States. As many as one million individuals per year experience an episode of syncope. President George W. Bush and former Attorney General Janet Reno are among those who have experienced syncope. Patients who experience syncope may suffer severe injuries when they collapse. Some patients may experience light-headedness without complete loss of consciousness. Evaluation of such patients includes neurological and cardiovascular testing, however, they do not usually include a blood volume measurement. Low blood volume can be a predisposition to syncope. Patients with this condition are frequently treated with different types of drugs without precise knowledge of the underlying cause of the syncope.

In March 2000, the Cardiovascular Department of the Cleveland Clinic obtained a BVA-100(TM) Blood Volume Analyzer for their Syncope Section. Results on over one thousand patients in the Cleveland Clinic have demonstrated that a significant percentage of such patients have moderate to severe hypovolemia (low blood volume) which would not have been diagnosed by the standard test. This scientific data is currently being prepared for submission for publication in a medical journal. The Cleveland Clinic Cardiovascular Department is ranked number one in the United States according to the annual US News & World Report survey of US Hospitals. The hospital is ranked number 3 overall out of more than 6,200 hospitals in the country. At the present time, most patients evaluated for syncope in hospitals have tilt-table testing which identifies patients who may be at risk for syncope. However, tilt-table testing does not differentiate patients who have low blood volume from those who have neurological dysfunction of their blood pressure. Only a blood volume measurement can provide this differential diagnosis. The treatment for low blood volume involves medication to expand the blood volume to normal. The treatment for neurological dysfunction involves different medical treatment to control the low blood pressure. Blood volume measurement provides a key test to facilitate correct treatment of patients.

A recent study by the Mayo Clinic estimated that there are 50 million Americans who have hypertension (high blood pressure). It is reported that 70% of hypertensive patients have their blood pressures inadequately controlled. Hypertension is caused primarily by two variables. There is either a) excessive blood (hypervolemia) or fluid retention within the circulation or b) excessive tightening of the blood vessels (vasoconstriction). Diuretics are one major category of drugs used to treat hypertension. Diuretics cause the kidney to excrete salt and water thereby decreasing the blood volume and lowering the blood pressure. A second major category of medications are vasodilators. These drugs relax the blood vessels and lower the blood pressure. Within each of these two major categories are drugs that work by different mechanisms, but they all fall into one of these two main therapeutic categories, diuretics or vasodilators. Treatment is often a trial and error approach because neither vasoconstriction nor blood volume is actually measured in a patient (with rare exception). One of the most serious complications of hypertension is loss of kidney function (renal failure) which may require a patient to undergo permanent renal dialysis.

Over the past year, the Company has received reports on patients treated for hypertension with diuretics, who have a low blood volume. The physicians treating these patients reduced or removed the diuretic therapy. African-Americans have been reported to have significantly higher rates of strokes and kidney failure as compared to Caucasians for comparable levels of elevated blood pressure. Diuretic therapy is expected to benefit patients whose elevated blood pressure is caused by an expanded blood volume. It may however be harmful for patients whose high blood pressure is accompanied by low blood volume. At the present time, there is inadequate data to determine whether African- Americans, as a group, are more likely to be treated with diuretics. The kidney is particularly vulnerable to low blood volume. It is well known that certain medications, such as diuretics, can cause blood volume to decrease, and increase the possibility of kidney failure. The measurement of blood volume in the treatment of hypertension may help prevent these types of complications.

By measuring the blood volume within the patient, the physician can make a more rational or scientific choice in regard to the medical therapy to be administered.

The New England Journal of Medicine recently published 2 large-scale studies concerning the use of diuretics vs. vasodilators. One of the studies that encompassed thousands of patients found that diuretics were better. The other study which also encompassed thousands of patients came to the opposite conclusion. Unfortunately, in neither of these studies was blood volume measured. Physicians have been puzzled by these conflicting results. The Mayo clinic, which recently purchased the BVA-100(TM), previously reported that blood volume measurements can be helpful in defining therapy. If every patient with hypertension had at least one blood volume performed in their lifetime to help define optimum therapy, this would be expected to be a very cost-effective test. This is because of the high degree of complications such as kidney failure which hypertensive patient's experience.

Surgical patients who lose blood are particularly at risk for blood volume derangements. Standard tests such as the hemoglobin or hematocrit used to test for blood loss only measure the concentration (or percentage) of red cells in the plasma in the blood, they do not measure the volume of blood. It may take hours or even days before a patients' blood can be thinned out to reflect the true amount of blood loss. Sometimes the first indication that a patient with a relatively lower hematocrit has lost a large quantity of blood is the collapse of the circulation. Sometimes physicians resort to the use of Pulmonary Artery Catheterization (PAC). PAC involves the insertion of a catheter into a vein through the right chambers of the heart and into the lung. This has frequently been used as a surrogate technique to evaluate blood volume in critically ill patients. However, PAC directly measures pressure, not volume. The Lutheran Medical Center (New York) reported research on the first comparison of PAC with direct blood volume measurements in patients. Their findings using the BVA-100 confirmed that PAC could be inaccurate and misleading in patients who had significant blood volume deficits. Hypovolemia, or low blood volume, can be particularly dangerous during surgery and may lead to sudden severe drops in blood pressure. Such a drop in blood pressure, also known as shock, is associated with strokes, heart attacks or even sudden death.

The Lutheran Medical Center has also published reports on the use of the Blood Volume Analyzer in septic or toxic shock. Septic shock has death rates as high as 40-70%. Using the BVA-100, Lutheran Medical Center reported preliminary results in 40 patients diagnosed with septic shock who were found to have unanticipated low blood volume. The patients treated with fluids and blood to restore their blood volume to normal levels had a markedly reduced death rate. These findings, if verified on a larger scale, would be very important for marketing the Blood Volume Analyzer. A primary goal of the Company is to have the Blood Volume Analyzer become a standard of care within hospitals as part of the decision-making process for administration of blood and intravenous therapy. If these preliminary findings in the treatment of septic shock are verified, it could be expected to have a significant impact on hospital demand for obtaining a Blood Volume Analyzer. Septic shock is a common daily occurrence in all hospitals. Major pharmaceutical companies have attempted to find pharmaceutical agents that will reverse shock. To date, these tests have been unsuccessful. A recent report on patients in septic shock indicated a slight improvement in patients who were treated with a new drug, Xigris. The cost of this drug is approximately $7000 per dose. Recent reports from the V.A. Hospital in San Juan, Puerto Rico, which purchased a Blood Volume Analyzer, are encouraging. Preliminary reports from the Intensive Care Unit confirm that some patients treated for severe low blood volume were able to recover without the use of Xigris. Other institutions are currently investigating the use of blood volume measurement in Intensive Care Units. If additional studies confirm that correction of blood volume should be the primary focus on treating septic shock, then blood volume measurement would become an integral part of the therapy for septic shock.

The cost of a diagnostic kit is approximately $279.00. The combined cost of blood volume measurement and fluid and/or blood replacement would be significantly lower than the anticipated cost of the septic shock drug which only benefits a small percentage of patients.

Approximately 5 million individuals are treated annually for congestive heart failure. The January 2000 issue of the American College of Cardiology reported on a series of patients treated for congestive heart failure with low blood volume and who were decompensated. Over-treatment of congestive heart failure is very difficult to detect and symptoms of over-treatment can be confused with the primary disease itself. It is estimated that $38 billion is spent annually on treatment for congestive heart failure, of which $23 billion is spent annually on hospital treatment of congestive heart failure patients. Congestive heart failure is the number one reason for admission to hospitals in the US for patients over 65 years of age. Three thousand patients annually receive heart transplants. The overwhelming majority of patients treated for heart failure must be treated with a combination of drugs. Two major heart studies from the New York Presbyterian Medical Center and Hospital were recently published in the leading cardiac journal Circulation. One study involved the treatment of anemia in heart failure patients using the BVA-100. The second study involved the effects of Erythropoietin on exercise performance in anemic patients with congestive heart failure. Senior authors were Ana-Silvia Androne, MD; Stuart D. Katz, MD, et al; and Donna M. Mancini, MD; Stuart D. Katz, MD; et al. respectively. Dr. Stuart Katz, currently Associate Professor of Internal Medicine and Cardiology at Yale University Medical Center at New Haven is preparing additional reports on blood volume measurement on heart failure patients utilizing the BVA-100. These papers are expected to be submitted in the near future. An important finding in these medical cases is that it is very difficult for physicians to accurately evaluate congestive heart failure and blood volume status without actually measuring the patient's blood volume. Nevertheless physicians are forced to make major decisions to alter the patient's blood volume without the correct knowledge of the patient's true blood volume status. Preliminary reports on the use of the Blood Volume Analyzer have confirmed that congestive heart failure patients may have serious blood volume derangements that cannot be correctly diagnosed without an actual blood volume measurement.

Researchers at Columbia Presbyterian are beginning a new study on patients with so-called diastolic heart failure utilizing the BVA-100. Diastolic heart failure is a major category of difficult to treat heart failure patients where a blood volume measurement may provide essential information for optimum treatment. Results are expected to be available later this year.

According to the Journal of Clinical Geriatrics, one out of every three elderly patients has a condition known as orthostatic hypotension. Orthostatic hypotension is a condition when a person rises from a sitting or reclining position, the blood pressure drops. This sudden drop in blood pressure may cause dizziness or even loss of consciousness.

One in eight elderly Americans experience a hip fracture. It is unknown how many of these hip fractures are caused by patients having a transient drop in blood pressure. A blood volume measurement can help differentiate the cause of orthostatic hypotension. Some patients with low blood volume caused by either low red cell volume or low plasma volume can be treated with medications. Patients who have a normal blood volume with orthostatic hypotension have a condition related to autonomic dysfunction or ineffective control of the constriction of small blood vessels. A medication is available for treating this condition.

Low red cell volume, or Anemia, is a common occurrence in patient's undergoing chemotherapy for AIDS or cancer. Epogen and Procrit, which are manufactured by the Amgen Corporation, can provide therapy for such conditions. Procrit is distributed by the Ortho Division of Johnson & Johnson. The standard surrogate tests, hematocrit and hemoglobin, may not reflect the full degree of decreased red blood cell volume in such patients.
A blood volume measurement can detect unrecognized low blood volume or "hidden anemia" in such patients that may be contributing to a profound feeling of weakness common in such conditions.

Chronic fatigue syndrome is a condition said to affect approximately one million Americans, particularly patients with low blood pressure. Low blood volume has been reported to be a factor in such conditions. The ability to measure blood volume with a high degree of precision and accuracy may identify patients with low blood volume who are not optimally treated at the present time.

There are over 4 million patients who receive blood transfusions every year. The Company believes that if the BVA-100 were available in every hospital, it would be feasible for the hospital to routinely perform a blood volume test on every patient for whom a blood transfusion appeared to be indicated. Several manufacturers including Northfield Laboratories, Biopure, and Hemasol Corporation are testing blood substitutes. These substitutes can be used for surgical procedures instead of donor transfusions. These artificial blood substitutes have the advantage of a long shelf life and the ability to be sterilized. They have the disadvantage of a shortened half-life in the body after transfusion. There have been recent reports in the New England Journal of Medicine that as many as 60% of patients undergoing Cardiac Bypass Surgery
(CABG) experience some degree of measurable permanent brain damage such as memory loss. Under current transfusion practices, patients may undergo major surgery with half the concentration of normal red cells. The practice of undertransfusion is widespread. In the Journal Transfusion, Dr. Robert Valeri, a senior researcher at the Boston Naval Hospital estimated that there may be as many as 40,000 heart attacks per one million operations due to undertransfusions. The Company is attempting to initiate a cooperative program which will involve the use of blood volume measurement combined with the use of blood substitutes during surgery. The Company believes that it can provide a significant advantage to companies currently testing blood substitutes on patients without a precise knowledge of the patients actual blood volume. Patients who have low blood volume at the start of surgery may respond very differently than a patient with a normal blood volume who is treated with a blood substitute. The Company has been involved in discussions with representatives of the Hemasol Corporation about the possible utilization of the BVA-100 for validation of their blood substitute products.

The Company also has initiated discussions with representatives of both Johnson & Johnson and Amgen for sponsorship of studies utilizing blood volume measurements combined with products which stimulate increased red cell production. The current guidelines for the use of these products are based on hemoglobin and hematocrit measurements. These tests, however, may be very misleading in regard to the total amount of red cells a patient has in his/her body. A patient who has a low blood volume that is undetected may have an artificially elevated hematocrit. Such a patient may experience severe fatigue and other symptoms that could be improved by appropriate treatment. These patients have a form of "hidden anemia" and are not optimally treated. It is only with the use of a blood volume measurement that the lower red cell volume could be detected and treated. Blood volume measurement that could detect low blood volume in patients with cancer, kidney disease, or heart failure could significantly increase the justification and use of these blood stimulants.

The Company is currently exploring the development of low blood volume detection and treatment programs in conjunction with several hospitals. Blood volume measurement is a recognized test reimbursable by insurance companies, and Medicare approved. Many patients undergoing elective surgery donate blood to themselves prior to that surgery. Some patients have undetected low blood volume and should not be donating blood. Undetected "hidden anemia" can be corrected if diagnosed prior to surgery by the use of medications such as Epogen or Procrit. A woman has 20% less red cell volume than a man of equal height and weight. Women suffer from a higher rate of complications and require more transfusion during Cardiac Bypass surgery (CABG). The use of low blood volume detection and treatment programs can result in a significant improvement in patients at the time they are undergoing surgery. Common complications from acute low blood volume are strokes, heart attacks, and kidney failure.

Surgical patients who experience these complications require extended hospital stays for which the hospitals are often not reimbursed. Hospitals operate under a Diagnostic Regulatory Guideline (DRG) system for reimbursement. The DRG system means that a hospital will be reimbursed according to a diagnosis, not according to the number of days that a patient spends in the hospital.

Therefore, hospitals have a significant monetary incentive, aside from the desire to provide better patient care, to avoid having patients undergo surgery in a blood depleted state. A low blood volume detection and treatment program can significantly improve the opportunity for patients to avoid complications from hypovolemia as well as transfusions with donor blood. The Company believes that the most significant market for its blood volume measurement equipment consists of approximately 8,500 hospitals and Radiology Imaging Centers in the United States. The Company believes that there is an additional international market of 10 to 14,000 potential users of its BVA-100. Blood volume measurement is an approved test with six separate CPT codes. Reimbursement has been received from a number of insurance companies, including Medicare for measurement of blood volume using the BVA-100. Reimbursement is particularly important for hospitals because hospitals may receive reimbursement and income from non-hospitalized patients who undergo blood volume measurement.

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

Utilizing cryobiology technology, frozen blood has been shown to be capable of being stored for up to 20 years, however, the current legal limit is 10 years for red cells. The present donor system of blood transfusions presents risks to those individuals receiving blood. This is a risk that can be avoided by utilizing one's previously stored blood. There are approximately 15-18 million blood transfusions administered annually to 4 million patients. Despite improved testing, significant risks still remain from diseases such as West Nile Virus, which can be transmitted by transfusion. Diseases such as Hepatitis and HIV can also be transmitted by infected donors who may test negative for up to 6 months after the initial infection. The FDA is particularly cautious and will not permit an individual who received a transfusion to date blood to another person for a period up to 1 year after receiving the transfusion. This regulation is designed to exclude donors who may be infected but undetectable by the standard tests used for screening donors.

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

The Company believes that an educational process can establish the advantages of autologous blood storage. Education can also overcome opposition to any change in the current blood banking system from established tax-exempt (non-profit) and profit-making entities. The Company believes that it can work with some voluntary blood banks and hospitals to establish joint marketing of long term frozen personal blood storage programs.

Blood Banking services are provided by a broad spectrum of organizations. Approximately one-half of the blood supply used for transfusions, are supplied by the American Red Cross and its affiliates. The other portion is supplied by various other tax-exempt and for-profit organizations. Some hospitals operate their own donor services, but require the services of outside vendors such as the Red Cross for adequate supplies of blood products. At the present time there are no other organizations providing long-term personal frozen blood storage in the Northeastern United States. It is the Company's intentions to form alliances with other short-term donor blood banks to expand frozen personal blood storage services.

The Company views personal blood storage as a supplement to and not as competition to other existing blood donor services.

Idant (Division of Scientific Medical Systems, subsidiary of Daxor Corporation) Semen (Sperm) Banking

In 1985, Idant was the first semen bank to institute an AIDS quarantine period for frozen semen. Viruses such as HIV and Hepatitis B or C may be undetectable for up to six months in infected individuals. By freezing the semen of donors and re-testing the donor six months later, the risk of Hepatitis or AIDS can be virtually eliminated. In 1989, New York State and a number of other states enacted laws requiring sperm banks to freeze and quarantine sperm for a minimum of six months. The donors are tested at the beginning and at the end of the six-month period. By storing semen from a large cross-section of donors, Idant is able to offer anonymous donor semen with varying physical characteristics that meet our client's needs. The Company maintains a complete physical description of each donor on file and matches multiple physical characteristics and additional special characteristics sought by the family to those of the sterile father. The Company also provides, on request, special screening for rare hereditary recessive genetic traits. The increased likelihood of a child who resembles his recipient father can make the child, who is conceived via artificial insemination, much more psychologically acceptable to the father.

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

The Company is aware of only one other semen bank, which uses the carousel system for long-term storage of semen. Idant periodically spot-checks its bank storage to test viability of selected specimens of stored semen. The results of these spot-checks have shown sperm samples held in excess of 23 years to have almost no loss in viability or change in condition.

Patent and Copyright Protection

The Company has received separate United States patents on its Blood Volume Analyzer (BVA-100) and for its Volumex injection kit. These are the only US patents ever issued for an instrument dedicated to the measurement of total human blood volume for a specific individual. The Company received a European patent covering 12 countries. The Company received the first patent ever issued for an instrument in Japan to measure human blood volume. The instrument is designed to work with an injection kit manufactured by the Company. It is theoretically possible to use the Blood Volume Analyzer without the kit by preparing the reagents used for the test. However, the cost and time for such preparations would be uneconomical and it is unlikely that a purchaser of the instrument would use it without purchasing the reagent kit. This is the first U.S. patent ever issued for a system, which permits a fixed quantitative amount of isotope to be injected for diagnostic purposes. The injection system was specifically designed for use with the BVA-100. However, it can be used for other diagnostic test purposes where a precise complete quantitative injection of a diagnostic reagent is required. The Company is currently investigating the filing of additional patents involving the BVA-100 system. The Company expects to file an additional patent for instrumentation to be used in conjunction with the BVA-100 later this year. The Company also expects to file sometime in the year 2004 a patent for equipment which will automate the measurement of glomerular filtration rate of the kidney. This is a very important and sensitive test of kidney function. At the present time this test is infrequently performed because of the difficulty in the current methodology. The situation is analogous to blood volume measurement which was automated with the development of the BVA-100. The Company believes that it can automate this process which will make it more feasible for regular medical use.

The Company is exploring the submission of a patent for methodology of improving client identification. It is introducing additional patent protection for stored donor semen which may be eligible for patent protection. In the 32 years of the Bank's operations, it has never had a mix-up in any stored specimen.

Marketing

The Company is marketing its Blood Volume Analyzer either on a direct sale, lease, or an instrument loaner basis to potential users. Primarily, users are expected to be hospitals, surgi-centers, and imaging centers (radiology). The Company also has been demonstrating its equipment at major trade shows such as Nuclear Medicine, Surgical Anesthesiology, and trauma conferences. The Company recognized after the initial beta testing that it was important to have the Blood Volume Analyzer at leading medical institutions. Publications and reports from such institutions are particularly important for acceptance by the general medical community. During the past 2 years, a number of leading facilities acquired a Blood Volume Analyzer. The US News and World Report provides an annual ranking of 6200 Hospitals in the United States. The Mayo Clinic, and The Cleveland Clinic, ranked respectively 2 and 3 in the annual ranking of hospitals have a BVA-100. The Cleveland Clinic Cardiovascular Department ranked number 1 in the US will soon be reporting on over 1000 patients on who blood volume testing was performed. In addition to these facilities, Vanderbilt Medical Center, and the New York Hospital Presbyterian Medical Center ranked in the top 20 in the Annual Survey of Hospitals also have a Blood Volume analyzer. The National Institutes of Health, the leading US government research agency, has acquired a Blood Volume Analyzer.

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

In September 2002, the Company hired Rick Prall as the National Sales Manager and 3 other Regional Sales Managers with extensive experience in the medical device and nuclear medicine field. A fifth manager specifically for the State of Ohio was added to the staff. Working in conjunction with the existing staff, they have begun to develop the foundations for an in depth marketing program utilizing the results from major teaching hospitals. Current plans are to develop 5 regional managers who will eventually supervise sales and technical staffs as sales expand. The timing of additional staffing will be determined by the rate at which the managers are able to implement new sales and marketing programs. The Company believes that this is the appropriate time to expand marketing and sales efforts. The Company is also exploring the hiring of a separate staff to market the blood banking services.

The Company's website (http://www.daxor.com) contains extensive detail about the BVA-100 Blood Volume Analyzer as well as examples of actual cases (with patient identities removed). The website permits rapid communication between marketing personnel and potential users prior to an onsite visit.

Competition

Blood Volume Analyzer

The medical technology market is intensely competitive. However, there are no direct competing instruments manufactured or marketed that perform rapid semi-automated blood volume analysis, such as the BVA-100. The Company believes that its receipt of a United States, European and Japanese patent for its Blood Volume Analyzer provides significant protection against any future potential competition in the blood volume analysis field. The receipt of the U.S. patent for the injection kit system provides significant additional protection as the Company believes that the kits will be a major source of revenue. The Company believes that its main hindrance to market acceptability will be the need to demonstrate that its blood volume measurement equipment is capable of producing accurate data on a cost effective basis. Test kit costs will be modest relative to the cost of the critical information derived from the test. The Company is evaluating the filing of additional patents in regards to its injection collection kit system for blood volume analysis.

Blood Banking

The Idant frozen blood bank is the only facility that provides long-term personal frozen blood storage in the Northeastern United States. Multiple companies which previously attempted to provide long-term personal blood storage to members of the public were unsuccessful. To date, the Company has not made a profit from its blood banking services. The Company believes however that additional technology which enables longer use of frozen blood after it is stored may enable such services to eventually becomes sustaining financially and profitable.

Semen Banking

There are at least 300 sperm banks in the United States operated by either commercial entities or by academic institutions. The Idant semen bank was the first semen bank in the State of New York that was accredited by the American Association of Tissue Banks. There are less than 8 semen banking organizations in the United States that have achieved this accreditation. The Company has developed a web site (http: // www.Idant.com), which will be helpful for marketing purposes.

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

The New York State Department of Health regulates the Company's Idant semen and blood bank within New York State. The Idant Semen Bank and Blood Bank are divisions of Scientific Medical Systems, which is a subsidiary wholly owned by the Daxor Corporation. Scientific Medical Systems has its own separate directors. These facilities are licensed and annually inspected by the New York State Department of Health.

Employees

On March 26, 2003, the Company had 32 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Item 2.  Properties

In December 2002, the Company signed a new thirteen-year lease for it's existing facility at the Empire State Building. The Company has occupied this space since January 1992. The company currently occupies approximately 7,500 square feet. The lease has a two year option for renewal after thirteen years. There are options for an additional 18,000 square feet of space. In 1998 the company signed a lease for approximately 11,000 square feet of manufacturing and office space in Rochester New York. The lease was signed when Daxor acquired the assets of the Wellport Corporation. The Rochester lease was subject to renewal in October 2001. The company elected not to renew its lease and sold some of its assets to the original principles of the Wellport Corporation. The Company established a manufacturing facility in Oak Ridge, Tennessee which is currently manufacturing the BVA-100 Blood Volume Analyzers. The Company also signed a contract with an Original Equipment Manufacturer (OEM) for manufacturing the BVA-100.

Item 3.  Legal Proceedings

The Company had no litigation in 2002 and no pending lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2002.

Part II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock is traded on the American Stock Exchange under the symbol DXR.

2002
                                                          High             Low
                                                          ----             ---
         First Quarter                                    19.65            17.35
--------------------------------------------------------------------------------
         Second Quarter                                   19.00            16.50
--------------------------------------------------------------------------------
         Third Quarter                                    17.50            15.00
--------------------------------------------------------------------------------
         Fourth Quarter                                   16.10            14.00
--------------------------------------------------------------------------------

2001
                                                         High              Low
                                                          ----             ---
         First Quarter                                   15.00             10.06
--------------------------------------------------------------------------------
         Second Quarter                                  18.24             12.75
--------------------------------------------------------------------------------
         Third Quarter                                   17.50             15.00
--------------------------------------------------------------------------------
         Fourth Quarter                                  19.74             16.30
--------------------------------------------------------------------------------

On February 28 2002, the Company had approximately 208 holders of record of the Common Stock. The Company believes there are approximately 1700 beneficial holders.

The Company paid a single cash dividend, $.50, on the Common Stock in 1997. Any future dividends will be dependent upon the Company's earnings, financial condition and other relevant factors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Idant Laboratories subsidiary contributed 58%, 54% and 59% of operating revenues in 2002, 2001 and 2000 respectively. The Companies operations in semen banking and blood banking (laboratories) have received limited promotion, however, the Company has taken steps to increase awareness of these services. The potential market for the Blood Volume Analyzer is significantly larger than the Company's current operations. The Company anticipates that proceeds from Daxor's Blood Volume Analyzer will be the primary source of revenue in the immediate future. The Company believes that the potential market for blood volume measurement and analysis is between 15-20 million tests per year. Successful penetration of even a small fraction of the market would significantly change the Company's structure. The Company intends to focus its major marketing efforts on the Blood Volume Analyzer. As discussed in the marketing section, during fiscal year 2002 Daxor hired Rick Prall from Toshiba along with 3 other individuals who each have over 15 years of medical device sales and marketing experience. The Company intends to increase its marketing efforts to add to its operational income. Some of the steps the Company had undertaken, such as consolidating certain manufacturing facilities at Oak Ridge, Tennessee and simultaneously contracting with an Original Equipment Manufacturer (OEM) will permit greater economies of scale. The Company's primary focus will be to increase operating revenues even if this initially results in lower profits.


YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO DECEMBER 31, 2001

Total revenues were $2,701,937 in 2002, down from $2,716,376 reported in 2001. Dividend income earned on the Company's securities portfolio was $ 1,858,025 a decrease from the $1,860,289 reported in 2001. Gains on the sale of investments were $40,610 in 2002 as compared to $97,719 in 2001. Operating revenues increased to $767,608 in 2002 from $591,692 in 2001. Total cost and expenses increased to $2,873,442 from $2,347,270 in 2001. This increase was partially caused by increased hiring of personnel and additional marketing and selling expenses. The net income before income taxes was a loss of ($171,505) in 2002 vs. $369,106 in 2001.


YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO DECEMBER 31, 2000

Total revenues were $2,716,376 in 2001, up from $2,645,770 reported in 2000. Dividend income earned on the Company's securities portfolio was $1,860,289 an increase from the $1,842,583 reported in 2000. Gains on the sale of investments were $97,719 in 2001 as compared to $57,399 in 2000. Operating revenues for 2001 were $591,692 vs. $635,868 in 2000. Total expenses were $2,347,270 in 2001 vs.
$2,679,736 in 2000. Operating revenues were minimally changed and the company had improved efficiencies when it centralized some of its procedures in Oak Ridge,Tennessee. Net income before income taxes was $369,106 in 2001 vs. a loss of ($33,966) in 2000. This is the first reported profit in 6 years.

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

At December 31, 2002, the Company had $734,046 in short-term debt vs. $1,000,000 in 2001. At year-end 2002, shareholders' equity was $33,546,897. At year-end 2001, the Company had shareholders' equity of $35,328,967. At December 31, 2002 the Company's security portfolio had a market value of $40,573,162 vs. $42,271,902 in 2001.

In 1998 The Company purchased the assets of the Wellport Manufacturing Company. This Company had previously manufactured the injection kit. The Company now manufactures its own injection kit. The final filling and shipping of the kit is performed by an FDA licensed radiopharmaceutical manufacturer. In the year 2000, the Company leased additional space in Oak Ridge, Tennessee to manufacture its own BVA-100 Blood Volume Analyzers. The Company has a separate contract with an Original Equipment Manufacturer to manufacture additional Blood Volume Analyzers. The Company is considering developing additional manufacturing facilities for its kit system in Oak Ridge and transferred its Rochester operations to Oak Ridge. The Company is reviewing options to purchase some of the original equipment manufacturers who provide various parts of the BVA-100 Blood Volume Analyzer system. The Company is also involved in discussions with independent medical distributors to market the BVA-100. In the Fall of 2002, Daxor entered into a marketing agreement with Medika International. Medika is the largest medical distributor in the Caribbean market. They will be representing Daxor in this region in an effort to expand its presence while utilizing the V.A. in Puerto Rico as a reference site. The Company offers to lease or rent, as well as sell its Blood Volume Analyzer (BVA-100) as part of an overall marketing plan. The Company established Daxor Capital with a relationship through De Lage Landen from the Netherlands who is one of the largest private banks in the world. De Lage Landen has extensive experience in capital equipment leasing through its existing relationships with premier corporations such as Toshiba and Abbott. The significance of this relationship because as sales through leases increases, Daxor will not have to diminish its capital outlay for equipment as DLL will fund the net present value of the lease upon installation of the equipment. The Company will also loan an instrument for evaluation purposes.

The Company is also developing with one of its clients, a blood volume laboratory staffing program. Under such program, the Company may provide management services as well as equipment services. With respect to blood banking, recent technological advances have significant potential in proving the blood banking safety. A major handicap for the use of frozen blood was the fact that frozen blood, after it was thawed, had to be used within 24 hours. New technology approved by the FDA and utilized by the U.S. military, enables blood to be used for up to 2 weeks after it has been thawed. The company, in addition to its regular frozen blood banking services, intends to implement this type of program. Initially, this type of program will produce a net loss, but the company believes that there is sufficient potential demand that such a program will be self sustaining.

Year-end 2002 finds the Company in a satisfactory financial position with adequate funds available for its immediate anticipated needs. The company plans its budgetary outlays on the assumption that the raising of additional financial capital may be difficult in the next 2 to 4 years.

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                DAXOR CORPORATION

                            by: /s/ Joseph Feldschuh
                                --------------------
                             Joseph Feldschuh, M.D.
                             President and Principal
                                Executive Officer
                              Chairman of the Board

         Dated:     March 26, 2003

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                       Date
---------                          -----                       ----
/s/ Joseph Feldschuh      President and Director           March 26, 2003
--------------------      (Principal Executive Officer)
Joseph Feldschuh, M.D

/s/ Stephen Feldschuh     Vice President of Operations     March 26,2003
--------------------      & Principal Accounting Officer
Stephen Feldschuh

/s/ Gary Fischman PhD     Vice President                   March 26, 2003
--------------------
Gary Fischman, PhD

/s/Liliya Morgaylo        Corporate Treasurer              March 26, 2003
--------------------
Liliya Morgaylo

/s/ Diane M. Meegan       Corporate Secretary              March 26, 2003
--------------------
Diane M. Meegan

/s/ Stephen M. Moss PhD   Director                         March 26, 2003
--------------------
Stephen M. Moss, PhD

/s/ Robert Willens        Director                         March 26, 2003
--------------------
Robert Willens

/s/ James Lombard         Director                         March 26, 2003
--------------------
James Lombard

/s/ Martin Wolpoff        Director                         March 26, 2003
--------------------
Martin Wolpoff

/s/ Bruce Slovin          Director                         March 26, 2003
--------------------
Bruce Slovin

Board of Directors:
Name                            Title
Dr. Joseph Feldschuh            Chairman, President, & CEO
Stephen Moss, PhD               Director
James Lombard                   Director
Martin Wolpoff                  Director
Robert Willens                  Director
Bruce Slovin                    Director

            CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13a-14


I, Joseph Feldschuh,M.D., certify that:

     1) I have reviewed this annual report on Form 10-K of Daxor Corporation;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all the material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of their annual report (the " Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee f registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any coercive actions with regard to significant deficiencies and material weaknesses.

     Date: March 26, 2003

     /s/ Joseph Feldschuh, MD
     ------------------------
     Joseph Feldschuh, MD
     President, Principal Executive Officer and
     Chairman of the Board

            CERTIFICATION BY PRINCIPAL ACCOUNTING OFFICER PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13a-14

I, Stephen Feldschuh, certify that:

     1) I have reviewed this annual report on Form 10-K of Daxor Corporation;

     2)Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all the material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of their annual report (the " Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee f registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any coercive actions with regard to significant deficiencies and material weaknesses.

     Date: March 26, 2003

     /s/ Stephen Feldschuh
     ---------------------
     Stephen Feldschuh
     Vice President of Operations and
     Principal Accounting Officer

Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, I Joseph Feldschuh, MD, certify that:

     1. the annual report on Form 10-K for the year ended December 31, 2002 of Daxor Corporation fully complies with the requirements of Sec 13a or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

     Date: March 26, 2003

     /s/ Joseph Feldschuh, MD
     ------------------------
     Joseph Feldschuh, MD
     President, Principal Executive Officer, and
     Chairman of the Board



Statement of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, I, Stephen Feldschuh, certify that:

     1. the annual report on Form 10-K for the year ended December 31, 2002 of Daxor Corporation fully complies with the requirements of Sec 13a or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

     Date: March 26, 2003

     /s/ Stephen Feldschuh
     ---------------------
     Stephen Feldschuh
     Vice President of Operations and
     Principal Accounting Officer

                                DAXOR CORPORATION

Item 14(a) (1).   Index to Financial Statements


The following statements and schedules of Daxor Corporation are submitted herewith:

                                                                            Page
                                                                            ----

Report of Independent Accountants                                           F-1

Financial Statements

Consolidated Financial Statements as at December 31,2002 and 2001
and for the three years ended December 31, 2002
         Balance Sheets                                                     F-2
         Statements of Income                                               F-3
         Statements of Shareholders' Equity                                 F-3
         Statements of Cash Flows                                           F-4

Notes to Financial Statements                                               F-5

Financial Schedules

Schedule I - Marketable Securities - Other Investments - Year ended
         December 31, 2002                                                  F-6

Schedule IX - Short-term Borrowings - Years ended December 31, 2002
         2001, and 2000                                                     F-6

Schedule X - Supplementary Income Statement Information -
Years ended December 31, 2002, 2001, and 2000                               F-7

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is set forth in the financial statements filed herewith, including notes thereto, and therefore have been omitted.

Exhibits                                                                    18

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying consolidated balance sheets of Daxor Corporation as at December 31, 2002 and 2001, the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item F-9.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Daxor Corporation as at December 31, 2002 and 2001, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.


Frederick A. Kaden & Co.


Brentwood, New York
March 24, 2003

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS
================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                    December 31,    December 31,
                                                        2002            2001
                                                        ----            ----
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                              $     13,035    $    431,949
Marketable Securities at Fair Value
December 31,2002 and  December 31,
2001. (Notes 1 and 2)                               40,573,162      42,271,902
Accounts receivable                                    211,979         174,242
Other current assets                                   364,913         312,310
                                                  ------------    ------------

Total Current Assets                                41,163,089      43,190,403

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                          125,815         125,815
Leasehold improvements, furniture
and equipment                                          928,581         837,807
Laboratory equipment                                   290,104         288,087
                                                  ------------    ------------
                                                     1,344,500       1,251,709
Less: Accumulated depreciation and amortization      1,005,625         975,593
                                                  ------------    ------------
Net equipment and improvements                         338,875         276,116

Other Assets                                            71,601          73,634

Total Assets                                      $ 41,573,565    $ 43,540,153
                                                  ============    ============
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities          $    112,481    $     52,855
Loans payable (Note 2 )                              1,434,046       1,000,000
Other Liabilities                                      106,440          22,885
Deferred Taxes  (Note 1)                             6,373,701       7,135,446
                                                  ------------    ------------
Total  Liabilities                                   8,026,668       8,211,186


SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,657,784 December 31,
2002 and 4,664,909 December 31, 2001                    53,097          53,097
Additional Paid in capital                           9,798,232       9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)           12,372,477      13,851,161
Retained earnings                                   16,246,156      16,440,007
Treasury stock                                      (4,923,065)     (4,813,530)
                                                  ------------    ------------
Total Shareholders' Equity                          33,546,897      35,328,967

Total Liabilities and Shareholders' Equity        $ 41,573,565    $ 43,540,153
                                                  ============    ============
See accompanying notes to financial statements


                                      (F-2)

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                              Year Ended December 31,
                                                              -----------------------

                                                        2002           2001        2000
                                                        ----           ----        ----
Revenues:
--------------------------------------------------------------------------------------------
Operating revenues (Note 10)                         $   767,608    $  591,692   $   635,868
Other revenues                                            35,694       166,676       109,920
Dividend income                                        1,858,025     1,860,289     1,842,583
Gains  on sale of securities                              40,610        97,719        57,399
                                                     -----------    ----------   -----------
Total Revenues                                         2,701,937     2,716,376     2,645,770
--------------------------------------------------------------------------------------------
Costs and expenses:
--------------------------------------------------------------------------------------------
Operations of Laboratories & Costs of Production         805,985       814,657     1,052,000
Selling, General, and Administrative                   2,028,200     1,412,687     1,429,395
Interest expense, net of interest income                  39,257       119,926       198,341
                                                     -----------    ----------   -----------
Total costs and expenses                               2,873,442     2,347,270     2,679,736
                                                     -----------    ----------   -----------
Net Income/( Loss)  before Income Taxes                 (171,505)      369,106       (33,966)
Provision for income taxes (Note 9)                       22,346        69,751        21,228
                                                     -----------    ----------   -----------
Net Loss                                             $  (193,851)   $  299,355   $   (55,194)
                                                     ===========    ==========   ===========

Weighted Average Number of Shares Outstanding          4,662,947     4,664,909     4,675,826
                                                     -----------    ----------   -----------

Net Income  per Common Equivalent Share              $     (0.04)   $     0.06   $     (0.01)
                                                     ===========    ==========   ===========
See accompanying notes to financial statements
============================================================================================

DAXOR CORPORATION
STATEMENTS OF SHAREHOLDER'S EQUITY

                                                         Three Years Ended December 31, 2002
                                                         -----------------------------------

                                        Common stock       Additional
                                   Number                    Paid-in      Retained     Treasury
                                  of Shares       Amount     Capital      Earnings      Stock
                                 -----------      ------     -------      --------      -----
---------------------------------------------------------------------------------------------------
Balance at January 1,2000         4,692,909       53,097     9,798,232    16,195,846    (4,457,815)
---------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,2000                                                             (55,194)
Purchase of Treasury Stock          (28,000)                                              (355,715)
---------------------------------------------------------------------------------------------------
Balance December 31,2000          4,664,909       53,097     9,798,232    16,140,652    (4,813,530)
---------------------------------------------------------------------------------------------------
Net income for the year ended
December 31,2001                                                             299,355
---------------------------------------------------------------------------------------------------
Balance December 31,2001          4,664,909    $  53,097    $9,798,232   $16,440,007   $(4,813,530)
---------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,2002                                                         $  (193,851)
Purchase of Treasury Stock           (7,125)                                           $  (109,535)
---------------------------------------------------------------------------------------------------
Balance December 31,2002          4,657,784    $  53,097    $9,798,232   $16,246,156   $(4,923,065)
===================================================================================================

See accompanying notes to financial statements

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements and notes thereto, from which these data were derived, included elsewhere in the report.
Selected Operations
Statement Data:

                                                                        Year Ended December 31,
                                               2002             2001         2000           1999           1998
                                               ----             ----         ----           ----           ----
Operating revenues                           $   767,608    $  591,692   $   635,868    $   500,969    $   324,192
Other revenues                                    35,694       166,676       109,920         74,407
Dividend income                                1,858,025     1,860,289     1,842,583      1,856,119      1,942,759
Gains on sale of investments                      40,610        97,719        57,399        469,595        362,487
                                             -----------    ----------   -----------    -----------    -----------
Total revenues                                 2,701,937     2,716,376     2,645,770      2,901,090      2,629,438
                                             -----------    ----------   -----------    -----------    -----------


Costs and expenses:
Operations of laboratories
  & costs of production                          805,985       814,657     1,052,000        833,751        961,031
Selling, general and
  administrative                               2,028,200     1,412,687     1,429,395      2,016,004      1,561,159
Interest expenses, net
  of interest income                              39,257       119,926       198,341        147,105        484,563
                                             -----------    ----------   -----------    -----------    -----------
Total costs and expenses                       2,873,442     2,347,270     2,679,736      2,996,860      3,006,753
                                             -----------    ----------   -----------    -----------    -----------

Net loss before
  income taxes                                  (171,505)      369,106       (33,966)       (95,770)      (377,315)
Provision for income taxes                        22,346        69,751        21,228          1,360         43,145
                                             -----------    ----------   -----------    -----------    -----------

Net income/(loss)                            $  (193,851)   $  299,355   $   (55,194)   $   (97,130)   $  (420,460)
                                             ===========    ==========   ===========    ===========    ===========

Weighted average number of
  shares outstanding                           4,662,947     4,664,909     4,675,826      4,721,492      4,762,542
                                             -----------    ----------   -----------    -----------    -----------

Net income per common
  equivalent share                           $     (0.04)   $     0.06   $     (0.01)  $      (0.02)  $      (0.09)
                                             ===========    ==========   ===========    ===========    ===========

Selected Balance Sheet Data:
                                                                        Year Ended December 31,
                                               2002             2001         2000           1999           1998
                                               ----             ----         ----           ----           ----

Working capital                              33,136,421     34,979,217   38,309,247     28,869,309     34,837,930

Total assets                                 41,573,565     43,540,153   49,575,118     35,846,065     44,056,349

Total liabilities*                            8,026,668      8,211,186   10,903,280      6,566,496      8,752,515

Shareholders' equity                         33,546,897     35,328,967   38,671,838     29,279,569     35,303,834

Return on equity*                                  0.00%          0.77%        0.00%          0.00%          0.00%

* Return on equity is calculated by dividing the Company's net income for the period by the shareholders' equity at the beginning of the period.
* Total liabilities include deferred taxes of $6,373,701 for unrealized gains.

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year ended December 31,

                                                         2002           2001          2000
                                                         ----           ----          ----
Cash flows from operating activities:
Net income or (loss)                                  $  (193,851)   $  299,355    $  (55,194)
                                                      -----------    ----------    ----------
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation                                               54,453        57,735        58,258
(Gain) loss on sale of investments                        (40,610)      (97,719)      (57,399)
(Gain) loss on sale of equipment                           (2,750)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                (37,737)      (66,315)     (101,182)
(Increase) decrease in other current assets               (52,603)       51,448       130,233
(Increase) decrease in other assets
                   net of amortization                       (300)      (33,900)        2,700
Increase (decrease) in accounts payable,accrued
expenses and other liabilities net of "short sales"        60,626        11,024       (83,910)

Total adjustments                                         (18,921)      (77,727)      (51,300)
                                                      -----------    ----------    ----------

Net cash provided by operating activities                (212,772)      221,628      (106,494)
                                                      -----------    ----------    ----------

Cah flows from investing activities:
Payment for purchase of equipment and
improvements                                             (114,879)      (10,994)      (13,289)
Proceeds from sale of equipment                             2,750            --            --
Net cash provided or (used) in purchase
and sale of investments                                  (517,207)      962,111     1,027,001
Net proceeds (repayments) of loans from
brokers used to purchase investments                      734,046      (775,363)     (668,431)
Proceeds from "short sales" not closed                     98,683        16,128        67,584
                                                      -----------    ----------    ----------

Net cash provided by/(used in)  investing activities      203,393       191,882       412,865
                                                      -----------    ----------    ----------

Cash flows from financing activities
Repayment of bank loan                                   (300,000)
Payment for purchase of treasury stock                   (109,535)           --      (355,715)
                                                      -----------    ----------    ----------

Net cash used in financing activities                    (409,535)           --      (355,715)
                                                      -----------    ----------    ----------
Net increase (decrease) in cash and
cash equivalents                                         (418,914)      413,510       (49,344)
Cash and cash equivalents at beginning of year            431,949        18,439        67,783
                                                      -----------    ----------    ----------

Cash and cash equivalents at end of year              $    13,035    $  431,949    $   18,439
                                                      ===========    ==========    ==========

See accompanying notes to financial statements

                                DAXOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements as at December 31, 2002 and 2001 and for the three years ended December 31, 2002 have been prepared in conformity with principles of accounting applicable to a going concern. Daxor Corporation operates in the medical services and technology industry. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

(1)  MARKETABLE SECURITIES

            Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of December 31, 2002 and December 31, 2001 being increased approximately 85.89% and 98.60% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized. The following tables summarize the company's investments as of:

                                            December 31, 2002

Type of                                                   Unrealized               Unrealized
security        Cost                  Fair Value        holding gains            holding losses
---------       ----                  ----------        -------------            --------------
Equity        $21,796,315              $40,547,587        $19,960,514                $1,209,242
Debt               30,669                   25,575              8,865                    13,959
           ------------------------------------------------------------------------------------

Total         $21,826,984              $40,573,162        $19,969,379                $1,223,201
              ===========              ===========        ===========                ==========


                                            December 31, 2001

Type of                                                   Unrealized               Unrealized
security        Cost                  Fair Value        holding gains            holding losses
---------       ----                  ----------        -------------            --------------
Equity        $21,270,436              $42,271,002        $21,182,144                  $181,578
Debt               14,859                      900                  0                    13,959
           ------------------------------------------------------------------------------------

Total         $21,285,295              $42,271,902        $21,182,144                  $195,537
              ===========              ===========        ===========                  ========

      At December 31, 2002, the securities held by the Company had a market value of $40,573,162 and a cost basis of $21,826,984 resulting in a net unrealized gain of $18,746,178 or 85.89% of cost.

      At December 31, 2001, the securities held by the Company had a market value of $42,271,902 and a cost basis of $21,285,295 resulting in a net unrealized gain of $20,986,607 or 98.60% of cost. At December 31, 2002 and December 31, 2001, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)  Loans Payable

      As at December 31, 2002 and December 31, 2001, the Company had loans outstanding aggregating $700,000 and $1,000,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 4.0%.

      Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $734,046 at December 31, 2002.

(3)  Accounts receivable

      Accounts receivable are deemed to be fully collectible.

(4)  Equipment and Improvements

      Depreciation of equipment and improvements is taken using the straight line method. For 2002, 2001 and 2000 the charges to income for depreciation using this method were $54,453, $57,735 and $58,258 respectively. The cost of maintenance and repairs is charged to expense as incurred. The cost of betterments and additions are capitalized and depreciated over the life of the asset. The cost of assets disposed of or determined to be non-revenue producing, together with the related accumulated depreciation applicable thereto, are eliminated from the accounts, and any gain or loss is recognized.

(5)  Other Liabilities

      At December 31, 2002 and December 31, 2001, the Company also maintained a short position in certain marketable securities. These positions were sold for $98,683 at December 31, 2002, and $16,128 at December 31, 2001, and had
respective market values of $71,775 and $14,337 resulting in unrealized gains of $26,908 at December 31, 2002 and $1,791 at December 31, 2001.

(6)   Commitments and Contingencies

      (A) Operating Leases
      Future minimum rental payments under non-cancelable operating lease are as follows:
                         2003     $183,482
                         2004     $183,482
                         2005     $183,482
                         2006     $183,482
                         2007     $183,482

      Rent expense for all non-cancelable operating leases was $239,543, $386,248, and $406,768 for the years ended December 31, 2002, 2001 and 2000 respectively.

      B) Contingent Liabilities

      The Company is not aware of any contingent liabilities at year end.

(7)  Research and Development Expenses
      Research and development expenses were $330,000, $325,745 and $15,000 for 2002, 2001, and 2000 respectively. All research and development costs are expensed in the year they occur.

(8)  Interest Expense and Income

      Interest expense was $40,532, $120,373, and $200,741 and interest income was $1,275, $447 and $2,400 in 2002, 2001 and 2000 respectively.

(9)  Income Taxes

      The following is a reconciliation of the federal statutory tax rate of 35% for 2002, 2001 and 2000, with the provision for income taxes:


                               2002                 2001                2000
                               ----                 ----                ----

Statutory tax rate                  0              107,774                   0
Tax benefit of NOL                                -107,774
State and city taxes            22,346              69,751              21,228
                                ------              ------              ------
Provision for income taxes      22,346              69,751              21,228
                          ------------         -----------          ----------
Effective federal tax rate           0%                  0%                  0%
                          ------------         -----------          ----------

(10)  Subsidiaries

      Daxor Corporation has formed a wholly owned subsidiary, Scientific Medical Systems, Inc., which has the operations of the sperm bank, blood bank and laboratory. The results of operations have been consolidated in these financial statements.

(11)  Stock Options

      As of March 26,2003, Daxor Corporation has granted 144,800 stock options with strike prices ranging from $10.00 to $21.00 per share. Of the 144,800 options only 44,800 are fully vested. The additional 100,000 shares vest 25% per year over the next 4 years. Utilizing the Black-Scholes option valuation model (American) the net additional expense of the 144,800 stock options with a current stock price of $14.00 per share would be $21,936. This amount represents less than 1/10th of $0.01 to the Company's EPS.

SCHEDULE I

MARKETABLE SECURITIES -- OTHER INVESTMENTS

The following tables summarize the company's investments as of:

                                December 31, 2002

Type of                                                           Unrealized                   Unrealized
Security             Cost               Fair Value              Holding gains                holding losses
--------             ----               ----------              -------------                --------------
Equity            $21,796,315            $40,547,587                $19,960,514                    $1,209,242
------
Debt                   30,669                 25,575                      8,865                        13,959
----          -----------------------------------------------------------------------------------------------
Total             $21,826,984            $40,573,162                $19,969,379                    $1,223,201
-----             ===========            ===========                ===========                    ==========


SCHEDULE IX

SHORT-TERM BORROWINGS

Years Ended December 31, 2002, 2001, 2000

----------------------------------------------------------------------------------------------------------
Column A                Column B      Column C        Column D         Column E         Column F
--------                --------      --------        --------         --------         --------
----------------------------------------------------------------------------------------------------------
Category of             Balance at    Weighted        Maximum          Average          Weighted
aggregate               the end of    average         amount           amount           average
short-term              period        interest        outstanding      outstanding      interest
borrowings                            rate at end     during this      during the       rates during
                                      of the          period           period           the period
                                      period
----------------------------------------------------------------------------------------------------------
2002
----------------------------------------------------------------------------------------------------------
Banks                       700,00        4.12%           1,000,000          725,000        4.07%
----------------------------------------------------------------------------------------------------------
Brokers                    734,046        4.05%             734,000          568,725        4.15%
----------------------------------------------------------------------------------------------------------
All Categories           1,434,046        4.08%           1,434,046        1,293,725        4.13%
----------------------------------------------------------------------------------------------------------
2001
----------------------------------------------------------------------------------------------------------
Banks                    1,000,000        5.7%            1,000,000        1,000,000        6.95%
----------------------------------------------------------------------------------------------------------
Brokers                          0        6.12%           1,054,607          678,343        6.01%
----------------------------------------------------------------------------------------------------------
All Categories           1,000,000        5.91%           2,054,607        1,678,343        6.54%
----------------------------------------------------------------------------------------------------------
2000
----------------------------------------------------------------------------------------------------------
Banks                    1,000,000        8.16%           1,000,000        1,000,000        8.05%
----------------------------------------------------------------------------------------------------------
Brokers                    775,363        8.12%           1,443,794        1,089,312        7.71%
----------------------------------------------------------------------------------------------------------
All Categories           1,775,363        8.14%           2,443,794        2,089,312        7.93%
----------------------------------------------------------------------------------------------------------

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

SCHEDULE X

SUPPLEMENTARY INCOME STATEMENT INFORMATION

--------------------------------------------------------------------------------
                COLUMN A                                COLUMB B
--------------------------------------------------------------------------------

                 Item                        Charged to costs and expenses
                 ----                            Year ended December 31,
                                                 -----------------------

                                          2002            2001           2000
                                          ----            ----           ----
Maintenance and repairs                  $    *          $    *         $    *
Depreciation and amortization
of intangible assets pre-
operating costs and
similar deferrals                        54,453          57,735         58,258
Taxes, other than payroll and
  income taxes                                *               *              *
Royalties                                   ---             ---            ---
Advertising costs                             *               *              *



--------------------------------------------------------------------------------

* less than 1% of total revenues for the year.
--------------------------------------------------------------------------------

                                  Exhibit Index




Exhibit No.      Description of Exhibit
-----------      ----------------------

   99.1          Certification by Joseph Feldschuh, MD pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2          Certification by Stephen Feldschuh pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 the Sarbanes-Oxley Act of 2002