Form 10-Q
period 2003-03-31
DAXOR CORP
filed 2003-05-15
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                        FOR QUARTER ENDED MARCH 31, 2003
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

      CLASS                                        OUTSTANDING AT MARCH 31, 2003
--------------------------------------------------------------------------------
      COMMON STOCK
PAR VALUE: $.O1 per share                                            4,654,584

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

             Consolidated Balance Sheets as at March 31, 2003 and
                      December 31,2002                                       F-1

             Consolidated Statements of Income for the
                      Three Months ended March 31,2003 and 2002              F-2

             Consolidated Statements of Cash Flows for the
             Three Months ended March 31, 2003 and 2002                      F-3

             Notes to Financial Statements                              F-4 to 5

ITEM 2.   Managements Discussion and Analysis of Financial Condition
             and Results of Operations                                         3

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                     4

ITEM 2.  Exhibits and Reports on Form 8-K                                      5

         Signatures                                                          5-7

         Exhibit Index                                                       8-9

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS
================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                              March 31,             December 31,
                                                                2003                    2002
                                                                ----                    ----
ASSETS
CURRENT ASSETS
Cash                                                       $     37,460             $     13,035
Marketable Securities at Fair Value
March 31,2003 and December 31,
2002. (Notes 1 and 2)                                        38,195,080               40,573,162
Accounts receivable                                             206,152                  211,979
Other current assets                                            437,601                  364,913
                                                           ------------             ------------

Total Current Assets                                         38,876,293               41,163,089

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                                   125,815                  125,815
Leasehold improvements, furniture
and equipment                                                   924,473                  928,581
Laboratory equipment                                            290,104                  290,104
                                                           ------------             ------------
                                                              1,340,392                1,344,500
Less: Accumulated depreciation and amortization               1,014,775                1,005,625
                                                           ------------             ------------
Net equipment and improvements                                  325,617                  338,875

Other Assets                                                     71,018                   71,601

Total Assets                                               $ 39,272,928             $ 41,573,565
                                                           ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                   $    173,388             $    112,481
Loans payable (Notes 1 and 2)                                 1,922,605                1,434,046
Other Liabilities                                               148,476                  106,440
Deferred Taxes (Note 1)                                       5,499,231                6,373,701
                                                           ------------             ------------
Total Liabilities                                             7,743,700                8,026,668

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,654,584 March 31,
2003 and 4,657,784 December 31, 2002                             53,097                   53,097
Additional Paid in capital                                    9,798,232                9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)                    10,674,979               12,372,477
Retained earnings                                            15,971,571               16,246,156
Treasury stock                                               (4,968,651)              (4,923,065)
                                                           ------------             ------------
Total Shareholders' Equity                                   31,529,228               33,546,897

Total Liabilities and Shareholders' Equity                 $ 39,272,928             $ 41,573,565
                                                           ============             ============

See accompanying notes to financial statements


                                  (F-1)

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                               2003                      2002
                                                               ----                      ----
Revenues:
------------------------------------------------------------------------------------------------
Operating revenues                                         $    218,683             $    193,063
Other revenues                                             $      3,143             $     11,986
Dividend income                                                 479,889                  455,986
Gains / (losses) on sale of securities                           35,902                      803
                                                           ------------             ------------

Total Revenues                                                  737,617                  661,838
                                                           ------------             ------------
------------------------------------------------------------------------------------------------

Costs and expenses:
------------------------------------------------------------------------------------------------
Operations of Laboratories & Costs of Production                337,259                  202,748
Selling, General, and Administrative                            638,886                  399,198
Interest expense, net of interest income                         14,507                   11,572
                                                           ------------             ------------

Total Costs and Expenses                                        990,652                  613,518
                                                           ------------             ------------

Net Income / (Loss) Before Income Taxes                        (253,035)                  48,320

Provision for income taxes                                       21,550                   15,746
                                                           ------------             ------------

Net Income / (Loss)                                        $   (274,585)            $     32,574
                                                           ============             ============

Weighted Average Number of Shares Outstanding                 4,656,584                4,664,909
                                                           ============             ============

Net Income / (Loss) per Common Equivalent Share            $      (0.06)            $       0.01
                                                           ============             ============


See accompanying notes to consolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                 2003                    2002
                                                                 -----                   ----
Cash flows from operating activities:
Net income or (loss)                                          ($274,585)            $     32,574
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation & Amortization                                      12,233                   14,080
(Gain) loss on sale of investments                              (35,902)                    (803)
Basis of leased equipment sold                                   22,500
Change in assets and liabilities:
(Increase) decrease in accounts receivable                        5,827                   (2,857)
(Increase) decrease in other current assets                     (72,688)                  (3,515)
(Increase) decrease in other assets
net of amortization                                                   0                        0
Increase (decrease) in accounts payable, accrued
and other liabilities net of "short sales"                       60,907                   26,750
                                                           ------------             ------------
Total adjustments                                                (7,123)                  33,655
                                                           ------------             ------------
Net cash provided by / (used in) operating activities          (281,708)                  66,229
                                                           ------------             ------------

Cash flows from investing activities:

Payment for purchase of equipment and
improvements                                                    (20,892)                  (9,405)
Net cash provided or (used) in purchase
and sale of investments                                        (256,667)                  49,220
Net proceeds (repayments) of loans from
brokers used to purchase investments                            288,559                   19,485
Proceeds from "short sales" not closed                          140,719                   43,372
Net cash provided by / (used in)
                                                           ------------             ------------
investing activities                                            151,719                  102,672
                                                           ------------             ------------

Cash flows from financing activities

Receipt / (repayment) of bank loan                              200,000                 (300,000)
Payment for purchase of treasury stock                          (45,586)
                                                           ------------             ------------
Net cash provided by / (used in) financing activities           154,414                 (300,000)
                                                           ------------             ------------
Net increase (decrease) in cash and
cash equivalents                                                 24,425                 (131,099)
Cash and cash equivalents at beginning of year                   13,035                  431,949
                                                           ------------             ------------
Cash and cash equivalents at end of period                 $     37,460             $    300,850
                                                           ============             ============


See accompanying notes to consolidated financial statements

                                DAXOR CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31,2003, and December 31, 2002, the results of operations for the three months ended March 31,2003 and 2002 and cash flows for the three months ended March 31,2003 and 2002.


(1)   MARKETABLE SECURITIES

      Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of March 31, 2003 and December 31, 2002 being increased approximately 73.45 % and 85.89 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

      The following tables summarize the company's investments as of:

                                        March 31, 2003
                                        --------------

Type of                                                   Unrealized            Unrealized
security           Cost              Fair Value          Holding gains        holding losses
--------           ----              ----------          -------------        --------------
Equity          $21,990,201          $38,165,992          $17,527,876          $ 1,352,085

Debt                 30,669               29,088          $    11,028               12,609
                                                          ===========
                --------------------------------------------------------------------------

Total           $22,020,870          $38,195,080          $17,538,904          $ 1,364,694
                ===========          ===========          ===========          ===========

                                      December 31, 2002
                                      -----------------

Type of                                                   Unrealized            Unrealized
security           Cost              Fair Value          Holding gains        holding losses
--------           ----              ----------          -------------        --------------

Equity          $21,796,315          $40,547,587          $19,960,514          $ 1,209,242

Debt                 30,669               25,575                8,865               13,959
                --------------------------------------------------------------------------


Total           $21,826,984          $40,573,162          $19,969,379          $ 1,223,201
                ===========          ===========          ===========          ===========


      At March 31, 2003 the securities held by the Company had a market value of $38,195,080 and a cost basis of $22,020,870 resulting in a net unrealized gain of $ 16,174,210 or 73.45% of cost.

      At December 31, 2002, the securities held by the Company had a market value of $40,573,162 and a cost basis of $21,826,984 resulting in a net unrealized gain of $18,746,178 or 85.89% of cost.

      At March 31, 2003 and December 31, 2002 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)   LOANS PAYABLE

      As at March 31, 2003 and December 31, 2002, the Company had loans outstanding aggregating $900,000 and $700,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 4%.

      Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $1,022,605 at March 31, 2003 and $734,046 at December 31, 2002.

Item 1.
Legal Proceedings

There are no current legal proceedings. The Company is not aware of any pending legal proceedings.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 as compared with three months ended March 31, 2002.

      For the three months ended March 31, 2003 total revenues were $737,617, up from $661,838 in 2002. There were Capital gains in 2003 of $35,902 vs. $803 in 2002. Operating revenues were $218,683 in 2003 up from $193,063 in 2002. Sales from the BVA Division were a factor resulting in increased revenues. Dividend income in 2003 was $479,889 with a net interest expense of $14,507 as compared to dividend income of $455,986 with a net interest expense of $11,572 in 2002. In 2003, the Company had a net loss before income taxes of ($253,035) versus $48,320 in 2002. The Company expected operating revenues to increase more rapidly because of the increased expenses associated with the sales/marketing staff. There is a cycle which may take from 6 to 12 months from initial contact with hospitals and physicians before a sale can be consummated. In some instances, the instrument was placed on a trial basis at a facility whose only requirement was paying for kit utilization that later converted into a sale. Recent examples have been the NIH and the Mayo Clinic. The Company anticipates hiring some additional sales personnel and at the present time is able to sustain these increased expenses which are an integral part of expanding its sales. The Company believes the second quarter will show the effect of increased sales and marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003 the Company had total assets of $39,272,928 and total liabilities of $7,743,700 with shareholders' equity of $31,529,228. The Company has a net pre-taxed unrealized gain of $16,174,210 and $ 10,674,979 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $38,195,080 with short-term loans of $1,922,605 with 4,654,584 shares outstanding.

      The Company has adequate resources for the current marketing level of its Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company anticipates hiring 2 to 3 additional regional managers to the existing sales/marketing team. It is the goal of the marketing team to develop an individual sales team for each regional manager. The Company is also expanding its support services personnel. The decision to develop the marketing team was partially based on the anticipation of new publications in peer reviewed medical journals by current users of the Blood Volume Analyzer. The Company's goal is to establish blood volume measurement as a standard of care in multiple areas of medicine and surgery. It is hoped that the publication of research studies from leading medical facilities will enable an increase in sales in both the Blood Volume Analyzer and its associated kits.

The Company has an instrument loaner reagent plan which requires use of the Company's reserves. The equipment loaner reagent plan permits a user to make a minimal initial capital commitment. This results in a slower return on capital expenditure for the Company. The Company has established a private label leasing program called Daxor Capital through De Lage Landen. With this arrangement, Daxor receives the net present value of the lease upon the signed completion of the installation of the equipment. The Company is evaluating blood volume instrumentation management programs for hospitals. Under such a plan, the Company would provide equipment and personnel on a sub-contract basis. The Company will use its current financial reserves primarily for developing and marketing the Blood Volume Analyzer. The Company is evaluating various options to expand blood banking services in conjunction with the use of the Blood Volume Analyzer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 14,2003                               By:/s/JOSEPH FELDSCUH,M.D.
                                                ---------------------------
                                                JOSEPH FELDSCHUH, M.D.,
                                                President and Chief
                                                Executive Officer


DATE: May 14,2003                               By:/s/STEPHEN FELDSCHUH
                                                ---------------------------
                                                STEPHEN FELDSCHUH
                                                Vice President of
                                                Operations and Chief
                                                Financial Officer

                                 CERTIFICATIONS

I, Joseph Feldschuh,M.D., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Daxor Corporation;

2. Based on my knowledge, this quarterly report does not contain untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could not significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003


/s/ Joseph Feldschuh, M.D.
Joseph Feldschuh, M.D.
President, Chief Executive Officer
And Chairman of the Board

                                 CERTIFICATIONS

I, Stephen Feldschuh, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Daxor Corporation;

2. Based on my knowledge, this quarterly report does not contain untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could not significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003


/s/ Stephen Feldschuh
Stephen Feldschuh
Vice president of Operations and
Chief Financial Officer