Form 10-Q
period 2003-06-30
DAXOR CORP
filed 2003-08-11
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  ---------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                         FOR QUARTER ENDED JUNE 30, 2003
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

         CLASS                              OUTSTANDING AT June 30, 2003
------------------------------------------------------------------------
      COMMON STOCK
PAR VALUE: $.O1 per share                            4,646,226

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                              PAGE

          Consolidated Balance Sheet as at June 30, 2003 and
               Balance Sheet as at December 31, 2002                         F-1


          Consolidated Statements of Income for the
               Three and Six Months ended June 30, 2003 and 2002             F-2

          Consolidated Statement of Cash Flows for the Six Months
               ended June 30, 2003 and 2002                                  F-3

          Notes to Financial Statements                                 F-4 to 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           3-4

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                     4

ITEM 2.  Exhibits and Reports on Form 8-k                                      4

         Signatures                                                            4

         Exhibit Index                                                       5-7

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS
================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     June 30,      December 31,
                                                       2003            2002
                                                       ----            ----
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                               $     60,532    $     13,035
Marketable Securities at Fair Value
June 30,2003 and  December 31,
2002. (Notes 1 and 2)                                44,546,379      40,573,162
Accounts receivable                                     192,960         211,979
Other current assets                                    389,520         364,913
                                                   ------------    ------------

Total Current Assets                                 45,189,391      41,163,089

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                           125,815         125,815
Leasehold improvements, furniture
and equipment                                           905,732         928,581
Laboratory equipment                                    290,104         290,104
                                                   ------------    ------------
                                                      1,321,651       1,344,500
Less: Accumulated depreciation and amortization       1,023,925       1,005,625
                                                   ------------    ------------
Net equipment and improvements                          297,726         338,875

Other Assets                                             70,435          71,601

Total Assets                                       $ 45,557,552    $ 41,573,565
                                                   ============    ============

-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities           $    107,837    $    112,481
Loans payable (Note 2)                                2,633,309       1,434,046
Other Liabilities                                       248,702         106,440
Deferred Taxes  (Note 1)                              7,502,414       6,373,701
                                                   ------------    ------------
Total  Liabilities                                   10,492,262       8,026,668

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,646,226 June 30,
2003 and 4,657,784 December 31, 2002                     53,097          53,097
Additional Paid in capital                            9,801,548       9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)            14,563,509      12,372,477
Retained earnings                                    15,723,917      16,246,156
Treasury stock                                       (5,076,781)     (4,923,065)
                                                   ------------    ------------
Total Shareholders' Equity                           35,065,290      33,546,897

Total Liabilities and Shareholders' Equity         $ 45,557,552    $ 41,573,565
                                                   ============    ============

See accompanying notes to financial statements


                                      F-1
================================================================================

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30                          JUNE 30
                                                  2003            2002            2003            2002
                                                  ----            ----            ----            ----

REVENUES:
---------------------------------------------------------------------------------------------------------
Operating revenues                            $   290,411     $   196,441     $   509,094     $   389,504
Other revenues                                      5,143           9,829           8,286          21,815
Dividend income                                   430,752         452,557         910,641         908,543
Gains (losses) on sale
of securities                                      45,361          94,261          81,263          95,064

Total Revenues                                    771,667         753,088       1,509,284       1,414,926
                                              -----------     -----------     -----------     -----------
---------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
---------------------------------------------------------------------------------------------------------
Operations of Laboratories &
Cost of Production                                343,683         200,036         680,942         402,784
Selling, General, and
Administrative                                    656,468         468,573       1,295,354         867,771
Interest expense, net of
interest income                                    19,075           7,221          33,582          18,793
                                              -----------     -----------     -----------     -----------

Total Costs and Expenses                        1,019,226         675,830       2,009,878       1,289,348
                                              -----------     -----------     -----------     -----------

Net Income (Loss) Before Income
Taxes                                            (247,559)         77,258        (500,594)        125,578

Provision for income taxes                             95            (833)         21,645          14,913
                                              -----------     -----------     -----------     -----------

Net Income (Loss)                             $  (247,654)    $    78,091     $  (522,239)    $   110,665
                                              ===========     ===========     ===========     ===========

Weighted Average Number of Shares
Outstanding                                     4,645,631       4,664,909       4,651,108       4,664,909

Net Income or (Loss) per Common Equivalent
Share                                         $     (0.05)    $      0.01     $     (0.11)    $      0.02
                                              ===========     ===========     ===========     ===========

See accompanying notes to financial statements

================================================================================

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED

                                                          JUNE 30,     JUNE 30,
                                                            2003         2002
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income or (loss)                                     $(522,239)   $ 110,665
                                                         ---------    ---------
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation & Amortization                                 24,466       28,161
(Gain) loss on sale of investments                         (81,263)     (95,064)
 Basis of leased equipment sold                             45,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable                  19,019       35,579
(Increase) decrease in other current assets                (24,607)       7,220
(Increase) decrease in other assets
                   net of amortization                          --           --
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                  (4,644)     (13,246)
                                                         ---------    ---------

Total adjustments                                          (22,029)     (37,350)
                                                         ---------    ---------

Net cash provided by or (used in) operating activities    (544,268)      73,315
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of equipment and
improvements                                               (27,150)     (33,568)
Net cash provided or (used) in purchase
and sale of investments                                   (670,892)      85,965
Net proceeds (repayments) of loans from
brokers used to purchase investments                       999,262       30,318
Proceeds from "short sales" not closed                     240,945       99,556
                                                         ---------    ---------
Net cash provided by or (used in) investing activities     542,165      182,271
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt / (repayment) of bank loan                         200,000     (300,000)
Payment for purchase of treasury stock                    (181,136)          --
Proceeds from sale of treasury stock                        30,736           --

                                                         ---------    ---------
Net cash provided by or (used in) financing activities      49,600     (300,000)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents        47,497      (44,414)
Cash and cash equivalents at beginning of year              13,035      431,949
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  60,532    $ 387,535
                                                         =========    =========

See accompanying notes to financial statements

                                DAXOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and December 31, 2002, the results of operations for the three and six months ended June 30,2003 and 2002 and cash flows for the six months ended June 30,2003 and 2002.

(1)   MARKETABLE SECURITIES

      Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of June 30, 2003 and December 31, 2002 being increased approximately 98.16 % and 85.89 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

      The following tables summarize the company's investments as of:

                                  June 30, 2003

Type of                                           Unrealized        Unrealized
security            Cost          Fair Value     Holding gains    holding losses
--------            ----          ----------     -------------    --------------

Equity          $22,434,257      $44,496,454      $22,488,798      $   426,601

Debt                 46,199           49,925           17,460           13,734
                -----------      -----------      -----------      -----------

Total           $22,480,456      $44,546,379      $22,506,258      $   440,335
                ===========      ===========      ===========      ===========

                                December 31, 2002

Type of                                           Unrealized        Unrealized
security            Cost          Fair Value     holding gains    holding losses
                    ----          ----------     -------------    --------------

Equity          $21,796,315      $40,547,587      $19,960,514      $ 1,209,242
Debt                 30,669           25,575            8,865           13,959
                -----------      -----------      -----------      -----------

Total           $21,826,984      $40,573,162      $19,969,379      $ 1,223,201
                ===========      ===========      ===========      ===========

      At June 30, 2003 the securities held by the Company had a market value of $44,546,379 and a cost basis of $22,480,456 resulting in a net unrealized gain of $ 22,065,923 or 98.16% of cost.

      At December 31, 2002, the securities held by the Company had a market value of $40,573,162 and a cost basis of $21,826,984 resulting in a net unrealized gain of $18,746,178 or 85.89% of cost.

      At June 30, 2003 and December 31, 2002 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2)   LOANS PAYABLE

      As at June 30, 2003 and December 31, 2002, the Company had loans outstanding aggregating $900,000 and $700,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 4%.

      Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $1,733,309 at June 30, 2003 and $734,046 at December 31, 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Three months ended June 30, 2003 as compared with three months ended June 30, 2002.

      For the three months ended June 30, 2003 total revenues were $771,667, up from $753,088 in 2002. Operating revenues were $290,411 in 2003 up from $196,441 in 2002. Dividend income was $430,752 with a net interest expense of $19,075 in 2003, as compared to dividend income of $452,557 with a net interest expense of $7,221 in 2002. In 2003, the Company had a net loss before income taxes of $(247,559) versus a net income before income taxes of $77,258 in 2002. Total cost and Expenses in 2003 increased to $1,019,226 vs. $675,830 in 2002. This was related to increased marketing efforts and research and development expenses. Operating revenues increased by 48% from the comparable quarter in 2002. The Company's new sales team began marketing in the fourth quarter of 2002. The increase in operating revenues can be attributable to these sales efforts. The Company anticipates that it's sales of BVA-100 Blood Volume Analyzers and kits will become the major source of income for the Company. The Company is currently in the process of expanding its sales and marketing force.

Six months ended June 30, 2003 as compared with six months ended June 30, 2002.

      For the six months ended June 30,2003, total revenues were $1,509,284 up from $1,414,926 in 2002. Operating revenues were $509,094 up from $389,504 in 2002. Selling and administrative expenses were $1,295,354 in 2003, vs. $867,771 in 2002. The increased expenses were related to the employment of additional sales and marketing personnel. In 2003, Dividend income was $910,641 with a net interest expense of $33,582 as compared to the dividend income of $908,543 with a net interest expense of $18,793 in 2002. In 2003, the Company had $81,263 in capital gains vs. $95,064 in 2002. In 2003, the Company had a net loss of $(500,594) before income taxes versus $125,578 before income taxes in 2002. The Company has adopted a policy that encourages leasing or renting of BVA-100 equipment to enable hospitals to obtain the equipment. This results in sales of kits but a slower recognition of operating income from BVA sales.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2003 the Company had total assets of $45,557,552 with shareholders' equity of $35,065,290. The Company has a net pre-taxed unrealized gain of $22,065,923 and $14,563,509 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $44,546,379 with short-term loans of $ 2,633,309 with 4,646,226 shares outstanding. The Company has the current liabilities of $10,492,262. Included in these liabilities are deferred taxes of $7,502,414. These deferred taxes would occur if the Company chose to sell its entire portfolio. Current liabilities minus these deferred taxes equals $2,989,848.

      The Company has adequate resources for the current marketing level of its Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company anticipates hiring additional regional managers to the existing sales/marketing team. It is the goal of the marketing team to develop an individual sales team for each regional manager. The Company is also expanding its support services personnel. The decision to develop the marketing team was partially based on the anticipation of new publications in peer reviewed medical journals by current users of the Blood Volume Analyzer. The Company's goal is to establish blood volume measurement as a standard of care in multiple areas of medicine and surgery. It is hoped that the publication of research studies from leading medical facilities will result in an increase in sales in both the Blood Volume Analyzer and its associated kits.

      The Company has an instrument loaner reagent plan which requires use of the Company's reserves. The equipment loaner reagent plan permits a user to make a minimal initial capital commitment. This results in a slower return on capital expenditure for the Company. The Company has established a private label leasing program called Daxor Capital through De Lage Landen. With this arrangement Daxor receives the net present value of the lease upon the signed completion of the installation of the equipment.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31.1  Certification of Chief Executive Officer

            31.2  Certification of Principal Financial Officer

            32.1  Certification of Chief Executive Officer

            32.2  Certification of Principal Financial Officer

      (b)   There were no reports on Form 8-k filed.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  August 11, 2003                       By: /s/ JOSEPH FELDSCHUH, M.D.
                                             ------------------------------
                                             JOSEPH FELDSCHUH, M.D.,
                                             President and Chief Executive
                                             Officer


DATE:  August 11, 2003                       By: /s/ STEPHEN FELDSCHUH
                                             ------------------------------
                                             STEPHEN FELDSCHUH
                                             Vice President of Operations
                                             And Chief Financial Officer