Form 10-Q
period 2003-09-30
DAXOR CORP
filed 2003-11-12
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2003
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

         CLASS                           OUTSTANDING AT September 30, 2003
-----------------------------------------------------------------------------
     COMMON STOCK
PAR VALUE: $.O1 per share                            4,645,026

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                             PAGE

        Consolidated Balance Sheet as at September 30, 2003 and
              Balance Sheet as at December 31, 2002                      F-1

        Consolidated Statements of Income for the
              Three and Nine Months ended September 30, 2003 and 2002    F-2

        Consolidated Statement of Cash Flows for the Nine Months
              ended September 30, 2003 and 2002                          F-3

        Notes to Financial Statements                                    F-4&5

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

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS
================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     September 30,      December 31,
                                                         2003               2002
                                                         ----               ----
------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                 $     52,692       $     13,035
Marketable Securities at Fair Value
September 30,2003 and December 31,
2002. (Note 1)                                         44,293,770         40,573,162
Accounts receivable                                       281,525            211,979
Other current assets                                      373,069            364,913
                                                     ------------       ------------

Total Current Assets                                   45,001,056         41,163,089

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                             125,815            125,815
Leasehold improvements, furniture
and equipment                                             917,651            928,581
Laboratory equipment                                      291,499            290,104
                                                     ------------       ------------
                                                        1,334,965          1,344,500
Less: Accumulated depreciation and amortization         1,035,520          1,005,625
                                                     ------------       ------------
Net equipment and improvements                            299,445            338,875

Other Assets                                               69,852             71,601

Total Assets                                         $ 45,370,353       $ 41,573,565
                                                     ============       ============

------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities             $    199,873       $    112,481
Loans payable (Note 2)                                  2,708,910          1,434,046
Other Liabilities                                         293,523            106,440
Deferred Taxes (Note 1)                                 7,433,944          6,373,701
                                                     ------------       ------------
Total Liabilities                                      10,636,250          8,026,668


SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,645,026 September 30,
2003 and 4,657,784 December 31, 2002                       53,097             53,097
Additional Paid in capital                              9,801,548          9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)              14,430,597         12,372,477
Retained earnings                                      15,543,876         16,246,156
Treasury stock                                         (5,095,015)        (4,923,065)
                                                     ------------       ------------
Total Shareholders' Equity                             34,734,103         33,546,897

Total Liabilities and Shareholders' Equity           $ 45,370,353       $ 41,573,565
                                                     ============       ============

See accompanying notes to financial statements


                                      (F-1)
================================================================================

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           September 30,                      September 30,

                                      2003              2002              2003             2002
                                      ----              ----              ----             ----
REVENUES:
----------------------------------------------------------------------------------------------------
Operating revenues                $   301,816       $   200,100       $   810,910       $  589,604
Other revenues                          3,143             6,522            11,429           28,337
Dividend income                       527,591           507,454         1,438,232        1,415,997
Gains (losses) on sale
of securities                          71,633            80,194           152,896          175,258
                                  -----------       -----------       -----------       ----------


Total Revenues                        904,183           794,270         2,413,467        2,209,196
                                  -----------       -----------       -----------       ----------
----------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
----------------------------------------------------------------------------------------------------
Operations of Laboratories &
Cost of Production                    463,432           172,244         1,144,374          575,028
Selling, General, and
Administrative                        596,638           510,251         1,891,992        1,378,022
Interest expense, net of
interest income                        25,012             7,475            58,594           26,268
                                  -----------       -----------       -----------       ----------

Total Costs and Expenses            1,085,082           689,970         3,094,960        1,979,318
                                  -----------       -----------       -----------       ----------

Net Income (Loss) Before
Income Taxes                         (180,899)          104,300          (681,493)         229,878

Provision for income taxes               (858)             (709)           20,787           14,204
                                  -----------       -----------       -----------       ----------

Net Income (Loss)                 $  (180,041)      $   105,009       $  (702,280)      $  215,674
                                  ===========       ===========       ===========       ==========

Weighted Average Number
of Shares Outstanding               4,645,826         4,663,909         4,649,347        4,664,576

Net Income of (Loss) per
Common Equivalent Share           $     (0.04)      $      0.02       $     (0.15)      $     0.05
                                  ===========       ===========       ===========       ==========

See accompanying notes to financial statements


                                       F-2
================================================================================

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED

                                                                                September 30,   September 30,
                                                                                     2003           2002
                                                                                     ----           ----
-------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------------------------
Net income or (loss)                                                             $  (702,280)     $ 215,674
                                                                                 -----------      ---------
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation & Amortization                                                           36,644         42,241
(Gain) loss on sale of investments                                                  (152,896)      (175,258)
 Basis of leased equipment sold                                                       45,000             --
Change in assets and liabilities:
(Increase) decrease in accounts receivable                                           (69,546)          (348)
(Increase) decrease in other current assets                                           (8,156)        (6,003)
(Increase) decrease in other assets
                   net of amortization                                                    --           (300)
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                                            87,392          1,248
                                                                                 -----------      ---------

Total adjustments                                                                    (61,562)      (138,420)
                                                                                 -----------      ---------

Net cash provided by or (used in) operating activities                              (763,842)        77,254

-------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------------
Payment for purchase of equipment and
improvements                                                                         (40,465)       (44,490)
Net cash provided or (used) in purchase
and sale of investments                                                             (548,032)      (403,372)
Net proceeds (repayments) of loans from
brokers used to purchase investments                                               1,074,864        209,792
Proceeds from "short sales" not closed                                               285,766         82,434
                                                                                 -----------      ---------
Net cash provided by or (used in) investing activities                               772,133       (155,636)

-------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------
Receipt / (repayment) of bank loan                                                   200,000       (300,000)
Payment for purchase of treasury stock                                              (199,370)       (31,753)
Proceeds from sale of treasury stock                                                  30,736             --
                                                                                 -----------      ---------
Net cash provided by or (used in) financing activities                                31,366       (331,753)

Net increase (decrease) in cash and cash equivalents                                  39,657       (410,135)
Cash and cash equivalents at beginning of year                                        13,035        431,949
                                                                                 -----------      ---------

Cash and cash equivalents at end of period                                       $    52,692      $  21,814
                                                                                 ===========      =========

See accompanying notes to financial statements


                                       F-3
================================================================================

                                DAXOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30,2003 and 2002 and cash flows for the nine months ended September 30,2003 and 2002.

(1) MARKETABLE SECURITIES

      Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of September 30, 2003 and December 31, 2002 being increased approximately 97.48 % and 85.89 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

      The following tables summarize the company's investments as of:

                               September 30, 2003

Type of                                                                  Unrealized               Unrealized
security                 Cost                  Fair Value               Holding gains           holding losses
--------                 ----                   ----------              -------------           --------------
Equity               $22,386,723               $44,266,195               $22,500,534               $621,062
------

Debt                      42,506                    27,575                       120                 15,051
----                 -----------------------------------------------------------------------------------------

Total                $22,429,229               $44,293,770               $22,500,654               $636,113
-----                ===========               ===========               ===========               ========

                                December 31, 2002

Type of                                                                  Unrealized                Unrealized
security                Cost                    Fair Value              holding gains            holding losses
--------                ----                    ----------              -------------            --------------
Equity               $21,796,315               $40,547,587               $19,960,514               $1,209,242
------

Debt                      30,669                    25,575                     8,865                   13,959
----                 ------------------------------------------------------------------------------------------

Total                $21,826,984               $40,573,162               $19,969,379               $1,223,201
-----                ===========               ===========               ===========               ==========

      At September 30, 2003 the securities held by the Company had a market value of $44,293,770 and a cost basis of $22,429,229 resulting in a net unrealized gain of $ 21,864,541 or 97.48% of cost.

      At December 31, 2002, the securities held by the Company had a market value of $40,573,162 and a cost basis of $21,826,984 resulting in a net unrealized gain of $18,746,178 or 85.89% of cost.

      At September 30, 2003 and December 31, 2002 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2) LOANS PAYABLE

      As at September 30, 2003 and December 31, 2002, the Company had loans outstanding aggregating $900,000 and $700,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 4%.

      Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $1,808,910 at September 30, 2003 and $734,046 at December 31, 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 2.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 as compared with three months ended September 30, 2002.

      For the three months ended September 30, 2003 total revenues were $904,183 up from $794,270 in 2002. Operating revenues were $301,816 in 2003 up from $200,100 in 2002. Dividend income was $527,591 with a net interest expense of $25,012 in 2003, as compared to dividend income of $507,454 with a net interest expense of $7,475 in 2002. In 2003, the Company had a net loss before income taxes of $(180,899) versus a net income before income taxes of $104,300 in 2002. Total cost and Expenses in 2003 increased to $1,085,082 vs. $689,970 in 2002. This was related to increased marketing efforts and research and development expenses. The Company has increased research expenses for additional features to the BVA-100. Operating revenues increased by 51% from the comparable quarter in 2002. The Company's new sales team began marketing in the fourth quarter of 2002. The increase in operating revenues can be attributable to these sales efforts. The sales cycles from initial contact to a sale can be 6 to 12 months. The Company anticipates that it's sales of BVA-100 Blood Volume Analyzers and kits will become the major source of income for the Company. The Company is currently in the process of expanding its sales and marketing force, and recently hired 3 new sales/marketing representatives.

Nine months ended September 30, 2003 as compared with nine months ended September 30, 2002.

      For the nine months ended September 30, 2003 total revenues were $2,413,467 up from $2,209,196 in 2002. Operating revenues in 2003 were $810,910 up from $589,604 in 2002. Selling and administrative expenses were $1,891,992 in 2003, vs. $1,378,022 in 2002. The increased expenses were related to the employment of additional sales and marketing personnel and increased research and development. In 2003, Dividend income was $1,438,232 with a net interest expense of $58,594 as compared to the dividend income of $1,415,997 with a net interest expense of $26,268 in 2002. In 2003, the Company had $152,896 in capital gains vs. $175,258 in 2002. In 2003, the Company had a net loss before income taxes of $(681,493) versus a net income of $229,878 before income taxes in 2002. The Company has adopted a policy that encourages leasing or renting of BVA-100 equipment to enable hospitals to obtain the equipment. This results in sales of kits but a slower recognition of operating income from BVA sales.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2003 the Company had total assets of $45,370,353 with shareholders' equity of $34,734,103. The Company has a net pre-taxed unrealized gain of $21,864,541 and $14,430,597 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $44,293,770 with short-term loans of $ 2,708,910 with 4,645,026 shares outstanding. The Company has current liabilities of $10,636,250. Included in these liabilities are deferred taxes of $7,433,944. These deferred taxes would occur if the Company chose to sell its entire portfolio. Current liabilities minus these deferred taxes equals $3,202,306.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Exhibits and Reports on Form 8-K

      (a) Exhibits

            31.1        Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

            31.2        Certification of Principal Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) There were no reports on Form 8-k filed.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2003                          By: /s/ JOSEPH FELDSCHUH, M.D.
                                                 ------------------------------
                                                 JOSEPH FELDSCHUH, M.D.,
                                                 President and Chief Executive
                                                 Officer

DATE: November 12, 2003                          By: /s/ STEPHEN FELDSCHUH
                                                 ------------------------------
                                                 STEPHEN FELDSCHUH
                                                 Vice President of Operations
                                                 And Chief Financial Officer