Form 10-K
period 2003-12-31
DAXOR CORP
filed 2004-03-30
CIK 27367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
    December 31, 2003                                             0-12248

                                Daxor Corporation
             (Exact name of Registrant as specified in its charter)

           New York                                              13-2682108
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

                           Yes |X|             No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

As of March 17, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $20,560,997. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $14.25.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 17, 2004: 4,640,026 shares.

                      DOCUMENTS INCORPARATED BY REFERENCE:

The information required by Part III is incorporated by reference from the proxy statement for the 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's 2003 year end.

                                DAXOR CORPORATION
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

Item                               Description                              Page
----                               -----------                              ----

                                     PART I

Item 1. Business                                                               2
Item 2. Properties                                                            11
Item 3. Legal Proceedings                                                     11
Item 4. Submission of Matters to a Vote of Security Holders                   12

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder
        Matters                                                               12
Item 6. Selected Financial Data                                               13
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14
Item 7A.Quantitative and Qualitative Disclosures about Market Risk            16
Item 8. Financial Statements and Supplementary Data                           16

        Index to Financial Statements and Schedules                           17
Item 9. Changes and Disagreements with Accountants on Accounting
        and Financial Disclosure                                              18
Item 9A.Controls and Procedures                                               18

                                    PART III

Item 10.Directors and Executive Officers of the Registrant                    18
Item 11.Executive Compensation                                                18
Item 12.Security Ownership of Certain Beneficial Owners and Management
        Related Shareholder Matters                                           18
Item 13.Certain Relationships and Related Transactions                        18
Item 14.Principal Accountant Fees and Services                                18

                                     PART IV

Item 15.Exhibits, Financial Statement Schedule and Reports on Form 8-K        19
        Signatures                                                            20

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

The Company obtained marketing clearance from the FDA for the instrument and for its specialized single use injection kit known as Volumex(TM). After successful beta testing for the Blood Volume Analyzer at hospitals in the New York metropolitan region, the Company expanded marketing efforts outside of the New York region. Test results from hospital sites indicated that the Blood Volume Analyzer was accurate and provided information that was important in a wide variety of acute and chronic medical and surgical situations. The Company manufactures its own injection kit components. The Company established a small scale manufacturing facility in Oak Ridge, Tennessee for research and development purposes. The Blood Volume Analyzer is also manufactured for Daxor by an Original Equipment Manufacturer (OEM). This combination provides flexibility to meet potential increased market demand. The injection kit filling is performed by an FDA licensed radiopharmaceutical manufacturer. The Company has received United States, European Common Market, and Japanese patents for its Blood Volume Analyzer.

Blood volume measurement has been available for more than 60 years in formats that required as much as four to eight hours of technician time with variable degrees of accuracy. Due to the time required, certain technical shortcuts were often used which reduced the accuracy of the measurement. An additional problem was the difficulty of calculating an accurate expected normal blood volume for a specific individual. Normal blood volume has been shown to vary in relation to the degree of deviation from ideal weight. A leaner individual has a higher blood volume percentage of body weight as compared to an obese individual. The computations for an individual's normal expected blood volume were complex and time consuming. The BVA-100(TM) Blood Volume Analyzer automated these computations by calculating blood volume measurement to within accuracy of approximately 98% while providing the precise measurement of the normal blood volume for that specific individual based on the height, weight and sex of the patient. In emergency situations, preliminary results can be available within 15 to 20 minutes, and final results within 45 to 50 minutes. The Company's patented injection and collection kit, Volumex(TM), utilizes Albumin I-131 which is a classic tracer used for blood volume measurement. The kit includes two matching standards along with the pre-measured volumetric flow chamber. This kit has resulted in the elimination of the previous time consuming steps whereby the institution needed to create their own standards.

Measurement of blood volume is achieved by the use of an indicator or tracer that is injected into a patient, and followed by the collection of timed blood samples. The volume of blood in a patient is inversely proportional to the dilution of the tracer. The measurement, while relatively simple in principle, has been difficult to perform accurately and rapidly because of the high degree of precision required in each step. The standard techniques require the hospital or user to prepare an exact matching set of standards and with precise and complete injection of the tracer. Due to the difficulty in achieving this type of precision, blood volume measurements are currently performed in only a small minority of hospitals in the United States. The standard tests, the hemoglobin and the hematocrit, used to diagnose anemia, measure only the thickness (percentage of red cells to plasma within the blood) and not the volume of an individual's blood. These surrogate or proxy tests are well known to be misleading in many situations where blood volume is abnormal. In acute situations of blood loss, such as during surgery or after trauma, it may take as long as 24 to 72 hours for the hematocrit to accurately or reasonably reflect the degree of blood loss.

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

The Cardiovascular Department of the Cleveland Clinic obtained a BVA-100(TM) Blood Volume Analyzer in March 2000 for their Syncope Section. Results on over one thousand patients in the Cleveland Clinic have demonstrated that a significant percentage of such patients have moderate to severe hypovolemia (low blood volume) which would not have been diagnosed without an actual blood volume measurement. This scientific data has been submitted for publication in a medical journal by Dr. Fetnat Fouad-Tarazi, Head of Hemodynamic and Neuroregulation Lab, the Syncope Clinic, Department of Cardiology. The Cleveland Clinic Cardiovascular Department is ranked number one in the United States according to the annual US News & World Report survey of US Hospitals. The hospital is ranked number 3 overall out of more than 6,200 hospitals in the country. At the present time, most patients evaluated for syncope in hospitals have tilt-table testing which identifies patients who may be at risk for syncope. However, tilt-table testing does not differentiate patients who have low blood volume from those who have neurological dysfunction of their blood pressure. Only a blood volume measurement can provide this differential diagnosis. The treatment for low blood volume involves medication to expand the blood volume to normal. Neurological dysfunction involves different medical treatment to control the low blood pressure. Blood volume measurement provides a key test to facilitate correct treatment of patients.

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

The New England Journal of Medicine and the Journal of the American Medical Association (JAMA) recently published 2 large-scale studies concerning the use of diuretics vs. vasodilators. One of the studies that encompassed thousands of patients found that diuretics were better. The other study which also encompassed thousands of patients came to the opposite conclusion. Unfortunately, in neither of these studies was blood volume measured. Physicians have been puzzled by these conflicting results. The Mayo clinic, which purchased the BVA-100(TM), previously reported that blood volume measurements can be helpful in defining therapy. If every patient with hypertension had at least one blood volume performed in their lifetime to help define optimum therapy, this would be a very cost-effective test. This is because of the high degree of complications such as kidney failure which hypertensive patient's experience.

Surgical patients who lose blood are particularly at risk for blood volume derangements. Sometimes the first indication that a patient with a relatively lower hematocrit has lost a large quantity of blood is the collapse of the circulation. Sometimes physicians resort to the use of Pulmonary Artery Catheterization (PAC). PAC involves the insertion of a catheter into a vein through the right chamber of the heart and into the lung. This has frequently been used as a surrogate technique to evaluate blood volume in critically ill patients. However, PAC directly measures pressure, not volume. The Lutheran Medical Center (New York) reported research on the first comparison of PAC with direct blood volume measurements in patients. Their findings using the BVA-100(TM) confirmed that PAC could be inaccurate and misleading in patients who had significant blood volume deficits. Hypovolemia, or low blood volume, can be particularly dangerous during surgery and may lead to sudden severe drops in blood pressure. Such a drop in blood pressure, also known as shock, is associated with strokes, heart attacks or even sudden death.

The Lutheran Medical Center has also published reports on the use of the Blood Volume Analyzer in septic or toxic shock. Septic shock has death rates as high as 40-70%. Using the BVA-100(TM), Lutheran Medical Center reported preliminary results on 40 patients diagnosed with septic shock who were found to have unanticipated low blood volume. The patients treated with fluids and blood to restore their blood volume to normal levels had a markedly reduced death rate. These findings, if verified on a larger scale, would be very important for marketing the Blood Volume Analyzer. A primary goal of the Company is to have the Blood Volume Analyzer become a standard of care within hospitals as part of the decision-making process for administration of blood and intravenous therapy. If these preliminary findings in the treatment of septic shock are verified, it could be expected to have a significant impact on hospital demand for obtaining a Blood Volume Analyzer.

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

The cost of a diagnostic kit is approximately $299.00. The combined cost of blood volume measurement and fluid and/or blood replacement would be significantly lower than the anticipated cost of the septic shock drug which only benefits a small percentage of patients.

Approximately 5 million individuals are treated annually for congestive heart failure. The January 2000 issue of the American College of Cardiology reported on a series of patients treated for congestive heart failure with low blood volume and who were decompensated. Over-treatment of congestive heart failure is very difficult to detect and symptoms of over-treatment can be confused with the primary disease itself. It is estimated that $38 billion is spent annually on treatment for congestive heart failure, of which $23 billion is spent annually on hospital treatment of congestive heart failure patients. Congestive heart failure is the number one reason for admission to hospitals in the US for patients over 65 years of age. Three thousand patients annually receive heart transplants. The overwhelming majority of patients treated for heart failure must be treated with a combination of drugs. Two major heart studies from the New York Presbyterian Medical Center and Hospital were recently published in the leading cardiac journal Circulation. One study involved the treatment of anemia in heart failure patients using the BVA-100(TM). The second study involved the effects of Erythropoietin on exercise performance in anemic patients with congestive heart failure. Senior authors were Ana-Silvia Androne, MD; Stuart D. Katz, MD, et al; and Donna M. Mancini, MD; Stuart D. Katz, MD; et al. respectively.

Dr. Stuart Katz, currently Associate Professor of Internal Medicine and Cardiology at Yale University Medical Center at New Haven prepared additional reports on blood volume measurement on heart failure patients utilizing the BVA-100(TM). These papers have been accepted for publication in 2004 in the Journal of the American College of Cardiology. An important finding in these medical evaluations is that it is very difficult for physicians to accurately evaluate congestive heart failure and blood volume status without actually measuring the patient's blood volume. Nevertheless physicians are forced to make major decisions to alter the patient's blood volume without the correct knowledge of the patient's true blood volume status. Multiple case reports from other cardiologists on the use of the Blood Volume Analyzer have confirmed that congestive heart failure patients may have serious blood volume derangements that cannot be correctly diagnosed without an actual blood volume measurement.

In 2003, the BVA-100(TM) was successfully installed in several top hospitals and leading facilities around the nation. Among these was The Boeckman Burn Center of the Children's Hospital Medical Center in Akron, Ohio. It is the first burn unit in the United States to obtain a BVA-100(TM). Dr. Robert Klein, Director of the Boeckman Burn Center stated that burn patients frequently have serious complex abnormalities of blood volume which predisposes them to kidney failure. Dr. Klein concluded that if the BVA-100(TM) proves to be effective in measuring blood volume in these complex cases and avoiding some of these dreaded complications, it will be an important advance in the treatment of burn patients.

In May 2003, Grammercy Diagnostic Services obtained a BVA-100(TM). Dr. Peter Rentrop, President and Medical Director, stated that blood volume measurement was beneficial particularly in the treatment of congestive heart failure, hypertension and syncope. Dr. Rentrop is an internationally recognized interventional cardiologist with a long-standing special interest in nuclear medicine and is a founding member of the American Society of Nuclear Cardiology. Dr. Rentrop and his group were among the first to use streptokinase therapy to halt a heart attack's progress. He concluded that streptokinase therapy may preserve the heart's primary function of pumping blood.

Grammercy Diagnostics is a model of a free standing facility for non-hospitals. Grammercy performs over four thousand nuclear medical diagnostic procedures annually. In addition to Dr. Rentrop, there are thirteen additional cardiologists who are affiliated with the group.

Researchers at Columbia Presbyterian are in the midst of a study involving patients with so-called diastolic heart failure utilizing the BVA-100(TM). Diastolic heart failure is a major category of difficult to treat heart failure patients where a blood volume measurement may provide essential information for optimum treatment. Results are expected to be available later this year.

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

There are over 4 million patients who receive blood transfusions every year. The Company believes that if the BVA-100(TM) were available in every hospital, it would be feasible for the hospital to routinely perform a blood volume test on every patient for whom a blood transfusion appeared to be indicated. Several manufacturers including Northfield Laboratories, Biopure, and Hemosol Corporation are testing blood substitutes. To date, despite many attempts by these companies, none of them have received FDA approval for these procedures. These substitutes can be used for surgical procedures instead of donor transfusions. These artificial blood substitutes have the advantage of a long shelf life and the ability to be sterilized. They have the disadvantage of a shortened half-life in the body after transfusion. None of the companies elected to use a BVA-100(TM) in their studies. In these studies, patients were being treated with a blood substitute without knowing what the patient's blood volume was at the beginning of the transfusion and the patients' blood volume at the end of the transfusion. This type of information can be readily available if the BVA-100(TM) was used in studies involving blood substitutes. Lack of this type of basic information may be one of the factors behind the FDA's unwillingness over the past 10 years to license any of these types of hemoglobin substitutes.

There have been recent reports in the New England Journal of Medicine that as many as 60% of patients undergoing Cardiac Bypass Surgery (CABG) experience some degree of measurable permanent brain damage such as memory loss. Under current transfusion practices, patients may undergo major surgery with half the concentration of normal red cells. The practice of undertransfusion is widespread. In the Journal Transfusion, Dr. Robert Valeri, a senior researcher at the Boston Naval Hospital estimated that there may be as many as 40,000 heart attacks per one million operations due to undertransfusions. The Company is attempting to initiate a cooperative program which will involve the use of blood volume measurement combined with the use of blood substitutes during surgery. The Company believes that it can provide a significant advantage to companies currently testing blood substitutes on patients without a precise knowledge of the patient's actual blood volume. Patients who have low blood volume at the start of surgery may respond very differently than a patient with a normal blood volume who is treated with a blood substitute. The current guidelines for the use of these products are based on hemoglobin and hematocrit measurements. These tests, however, may be very misleading in regard to the total amount of red cells a patient has in his/her body.

The Company is currently exploring the development of low blood volume detection and treatment programs in conjunction with several hospitals. Many patients undergoing elective surgery donate blood to themselves prior to that surgery. Some patients have undetected low blood volume and should not be donating blood. Undetected "hidden anemia" can be corrected if diagnosed prior to surgery by the use of medications such as Epogen or Procrit. A woman has 16-18% less red cell volume than a man of equal height and weight. Women suffer from a higher rate of complications and require more transfusion during Cardiac Bypass Surgery (CABG). The use of low blood volume detection and treatment programs can result in a significant improvement in patients at the time they are undergoing surgery. Common complications from acute low blood volume are strokes, heart attacks, and kidney failure.

Surgical patients who experience these complications require extended hospital stays for which the hospitals are often not reimbursed. Hospitals operate under a Diagnostic Regulatory Guideline (DRG) system for reimbursement. The DRG system means that a hospital will be reimbursed according to a diagnosis, not according to the number of days that a patient spends in the hospital.

Hospitals, however, have a significant monetary incentive aside from the desire to provide better patient care, to avoid having patients undergo surgery in a blood depleted state. A low blood volume detection and treatment program can significantly improve the opportunity for patients to avoid complications from hypovolemia as well as transfusions with donor blood. The Company believes that the most significant market for its blood volume measurement equipment consists of approximately 8,500 hospitals and Radiology Imaging Centers in the United States.

The Company believes that there is an additional international market of 10,000 to 14,000 potential users of its BVA-100(TM). Blood volume measurement is an approved test with six separate CPT codes. Reimbursement has been received from a number of insurance companies, including Medicare for measurement of blood volume using the BVA-100(TM). Reimbursement is particularly important for hospitals because they may receive additional reimbursement and income from non-hospitalized patients who undergo blood volume measurement.

SCIENTIFIC MEDICAL SYSTEMS SUBSIDIARY (wholly owned by Daxor)

BLOOD BANKING

The Company's blood bank is the only one in New York that allows people to store their own red blood cells (RBC) for up to ten years. In 1985, the Company established the first facility in the United States for long-term autologous (self-storage) blood banking. The blood banking industry is a group of for-profit and not-for-profit corporations whose total revenue is estimated to exceed six billion dollars.

Utilizing cryobiology technology, frozen blood is capable of being stored for up to 20 years, however, the current legal limit is 10 years for RBC. The present donor system of blood transfusions presents risks to those individuals receiving blood. This is a risk that can be avoided by utilizing one's previously stored blood. There are approximately 15-18 million blood transfusions administered annually to 4 million patients. Despite improved testing, significant risks still remain from diseases such as West Nile Virus, which can be transmitted by transfusion. Diseases such as Hepatitis and HIV can also be transmitted by infected donors who may test negative for up to 6 months after the initial infection. The FDA is particularly cautious and will not permit an individual who received a transfusion to donate blood to another person for a period up to 1 year after receiving the transfusion. This regulation is designed to exclude donors who may be infected but undetectable by the standard tests used for screening donors.

The risks of infection and other complications are compounded by the frequent withholding of blood from severely anemic patients by their physicians because of the known risks of transfusion. It is a common medical practice to replace the first three pints of lost blood with three pints of sterile water or their equivalent. This problem has not been brought to the public's attention, but it is widely known among physicians who have treated patients who have lost blood. The number of patient's who suffer major complications, including sudden death from under-transfusion, is unknown but significant.

The Blood Volume Analyzer has the potential to detect under-transfusion in such individuals before complications occur. Physicians who fear the complications of transfusion with potentially contaminated blood do not have these concerns when patients use autologous blood (self-storage).

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

Storage of Sperm for Personal Use

Idant pioneered both the technology and the commercial application of long-term preservation of human sperm for use in artificial insemination. The division has provided frozen semen services to physicians worldwide. Idant holds approximately 50,000 human semen units in long-term storage at its central New York City facility. The Company was the first semen bank in the state of New York, out of more than 50 licensed banks, to be accredited by the American Association of Tissue Banks. Idant provides semen storage services for clients which remain viable for many years. Idant has received confirmation of normal births from semen stored as long as 16 years. The Company's facility is used by men who, for a variety of reasons, anticipate impairment of their ability to father children and by men who have been found to be marginally fertile. These men may now be able to have children by use of assisted reproductive techniques that increase their probability of fertility. The facility is also used by men who plan to undergo sterilization by vasectomy, but who believe that they might desire children in the future. Artificial insemination using stored sperm is much more effective and less expensive than present techniques of vasectomy reversal.

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

The Company is aware of only one other semen bank, which uses the carousel system for long-term storage of semen. Idant periodically spot-checks its bank storage to test viability of selected specimens of stored semen. The results of these spot-checks have shown sperm samples held in excess of 23 years, at minus 321 degrees, to have almost no loss in viability or change in condition.

Patent and Copyright Protection

The Company has received separate United States patents on its Blood Volume Analyzer BVA-100(TM) and for its Volumex(TM) injection kit. These are the only US patents ever issued for an instrument dedicated to the measurement of total human blood volume for a specific individual. The Company received a European patent covering 12 countries. The Company received the first patent ever issued for an instrument in Japan to measure human blood volume. The instrument is designed to work with an injection kit manufactured by the Company. It is theoretically possible to use the Blood Volume Analyzer without the kit by preparing the reagents used for the test. However, the cost and time for such preparations would be uneconomical and it is unlikely that a purchaser of the instrument would use it without purchasing the reagent kit. This is the first U.S. patent ever issued for a system, which permits a fixed quantitative amount of isotope to be injected for diagnostic purposes. The injection system was specifically designed for use with the BVA-100(TM). However, it can be used for other diagnostic test purposes where a precise complete quantitative injection of a diagnostic reagent is required.

The Company expects to file additional patents for tests associated with the BVA-100(TM). These include filing a patent for equipment which will automate the measurement of glomerular filtration rate of the kidney. This is a very important and sensitive test of kidney function. At the present time this test is infrequently performed because of the difficulty in the current methodology. The Company believes that it can automate this process which will make it more feasible for regular medical use.

A patent will be filed for the measurement of total albumin. Albumin is a major carrier of human protein in the body. Albumin derangement is common in many disease states. Burn patients in particular have serious loss of albumin, and replacement quantities may be difficult to calculate. Patients in congestive heart failure also frequently have albumin derangements. The ability to measure total body albumin accurately would be expected to facilitate more precise therapy.

The Company is also exploring the submission of a patent for methodology of improving client identification in its semen bank. It is introducing additional patient protection for stored donor semen which may be eligible for patent protection. In the 33 years of the Bank's operations, it has never had a mix-up in any stored specimen.

Marketing

The Company is marketing its Blood Volume Analyzer either on a direct sale, lease, or an instrument loaner basis to potential users. Primarily, users are expected to be hospitals, surgi-centers, and imaging centers (radiology). The Company also has been demonstrating its equipment at major trade shows that relate to the following departments within hospitals such as Nuclear Medicine, Nuclear Cardiology, Cardiology, Intensive Care, Trauma, and the ER. The Company recognized after the initial beta testing that it was important to have the Blood Volume Analyzer at leading medical institutions. Publications and reports from such institutions are particularly important for acceptance by the general medical community. During the past 2 years, a number of leading facilities acquired a Blood Volume Analyzer. The US News and World Report provides an annual ranking of 6200 Hospitals in the United States. The Mayo Clinic, and The Cleveland Clinic, ranked respectively 2 and 3 in the annual ranking of hospitals have a BVA-100(TM). The Cleveland Clinic Cardiovascular Department ranked number 1 in the US will soon be reporting on over 1000 patients on who blood volume testing was performed. In addition to these facilities, Vanderbilt Medical Center, and the New York Hospital Presbyterian Medical Center ranked in the top 20 in the Annual Survey of Hospitals also have a Blood Volume analyzer. The National Institutes of Health, the leading US government research agency, has acquired a Blood Volume Analyzer.

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

In September 2002, the Company hired a National Sales Manager and 3 other Regional Sales Managers with extensive experience in the medical device and nuclear medicine field. In the past 9 months, several different sales models were tested. It was determined that the best model was a National Sales Manager with regional sales representatives. John Reyes Guerra, one of the original regional vice presidents was made National Sales Manager. The sales staff was expanded to 10 sales personnel plus 4 support personnel. As part of the support system, one sales representative was hired to contact all physicians in the regions and to assist in marketing efforts. If this concept is successful, the Company will institute a similar structure in other regions. Working in conjunction with the existing staff, they have begun to develop the foundations for an in depth marketing program utilizing the results from major teaching hospitals. The Company believes that this is the appropriate time to continue expanding marketing and sales efforts. The Company is also exploring the hiring of a separate staff to market blood banking services.

The Company's website (http:// www.daxor.com) contains extensive detail about the BVA-100(TM) Blood Volume Analyzer as well as examples of actual cases (with patient identities removed). The website permits rapid communication between marketing personnel and potential users prior to an onsite visit.

Competition

Blood Volume Analyzer

The medical technology market is intensely competitive. However, there are no direct competing instruments manufactured or marketed that perform rapid semi-automated blood volume analysis, such as the BVA-100(TM). The Company believes that its receipt of a United States, European and Japanese patent for its Blood Volume Analyzer provides significant protection against any future potential competition in the blood volume analysis field.

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

Blood Banking

The Idant frozen blood bank is the only facility that provides long-term personal frozen blood storage in the Northeastern United States. Multiple companies which previously attempted to provide long-term personal blood storage to members of the public were unsuccessful. To date, the Company has not made a profit from its blood banking services. The Company believes however that additional technology which enables longer use of frozen blood after it is stored may enable such services to eventually become sustainable financially and profitable.

Semen Banking

There are at least 300 sperm banks in the United States operated by either commercial entities or by academic institutions. The Idant semen bank was the first semen bank in the State of New York that was accredited by the American Association of Tissue Banks. There are 10 semen banking organizations in the United States that have achieved this accreditation. The Company has developed a web site www.Idant.com, which will be helpful for marketing purposes.

Regulation

The development, testing, production and marketing of medical devices is subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act, and may be subject to regulation by similar agencies in various states and foreign countries.

The governing statutes and regulations generally require manufacturers to comply with regulatory requirements designed to assure the safety and effectiveness of medical devices. The FDA clearance for marketing of the Blood Volume Analyzer, BVA-100(TM), and the associated quantitative injection kit marks one of the most important milestones in the history of Daxor. The products manufactured by and for the Company in regard to the BVA-100(TM) are subject to continuing FDA regulations and inspections.

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

Employees

On March 24, 2004, the Company had 35 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Item 2. Properties

In December 2002, the Company signed a new thirteen-year lease for its existing facility at the Empire State Building. The Company has occupied this space since January 1992. The company currently occupies approximately 7,500 square feet. The lease has a two year option for renewal after thirteen years. There are options for an additional 18,000 square feet of space. The Company has a manufacturing facility in Oak Ridge, Tennessee which is currently manufacturing the BVA-100(TM) Blood Volume Analyzers.

Item 3. Legal Proceedings

The Company has pending several claims incurred in the normal course of business, which, in the opinion of management, as well as the advice of outside legal counsel, there is no merit to these claims nor will they have a material effect on the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock is traded on the American Stock Exchange under the symbol DXR.

2003

                                                       High           Low
                                                       ----           ---
      First Quarter                                    16.15         13.86
--------------------------------------------------------------------------------
      Second Quarter                                   16.25         11.60
--------------------------------------------------------------------------------
      Third Quarter                                    17.65         14.50
--------------------------------------------------------------------------------
      Fourth Quarter                                   15.40         13.50
--------------------------------------------------------------------------------

2002

                                                       High           Low
                                                       ----           ---
      First Quarter                                    19.65         17.35
--------------------------------------------------------------------------------
      Second Quarter                                   19.00         16.50
--------------------------------------------------------------------------------
      Third Quarter                                    17.50         15.00
--------------------------------------------------------------------------------
      Fourth Quarter                                   16.10         14.00
--------------------------------------------------------------------------------

On February 27 2004, the Company had approximately 201 holders of record of the Common Stock. The Company believes there are approximately 1600 beneficial holders.

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

Selected Operations Statement Data:

                                                          Year Ended December 31,
                                    2003            2002            2001           2000            1999
                                -----------     -----------     -----------    -----------     -----------
Operating revenues              $ 1,013,647     $   767,608     $   591,692    $   635,868     $   500,969
Other revenues                       15,571          35,694         166,676        109,920          74,407
Dividend income                   1,897,669       1,858,025       1,860,289      1,842,583       1,856,119
Gains on sale of investments        238,550          40,610          97,719         57,399         469,595
                                -----------     -----------     -----------    -----------     -----------
Total revenues                    3,165,437       2,701,937       2,716,376      2,645,770       2,901,090
                                -----------     -----------     -----------    -----------     -----------

Costs and expenses:
Operations of laboratories
  & costs of production           1,489,264         805,985         814,657      1,052,000         833,751
Selling, general and
  administrative                  2,644,967       2,028,200       1,412,687      1,429,395       2,016,004
Interest expenses, net
  of interest income                 83,133          39,257         119,926        198,341         147,105
                                -----------     -----------     -----------    -----------     -----------
Total costs and expenses          4,217,364       2,873,442       2,347,270      2,679,736       2,996,860
                                -----------     -----------     -----------    -----------     -----------

Net loss before
  income taxes                   (1,051,927)       (171,505)        369,106        (33,966)        (95,770)
Provision for income taxes           24,262          22,346          69,751         21,228           1,360
                                -----------     -----------     -----------    -----------     -----------

Net income/(loss)               $(1,076,189)    $  (193,851)    $   299,355    $   (55,194)    $   (97,130)
                                ===========     ===========     ===========    ===========     ===========

Weighted average number of
  shares outstanding              4,647,350       4,662,947       4,664,909      4,675,826       4,721,492
                                -----------     -----------     -----------    -----------     -----------

Net income per common
  equivalent share              $     (0.23)    $     (0.04)    $      0.06    $     (0.01)    $     (0.02)
                                ===========     ===========     ===========    ===========     ===========

Selected Balance Sheet Data:

                                               Year Ended December 31,
                           2003           2002           2001           2000           1999
                        ----------     ----------     ----------     ----------     ----------
Working capital         36,044,529     33,136,421     34,979,217     38,309,247     28,869,309

Total assets            48,300,532     41,573,565     43,540,153     49,575,118     35,846,065

Total liabilities*      11,883,362      8,026,668      8,211,186     10,903,280      6,566,496

Shareholders' equity    36,417,170     33,546,897     35,328,967     38,671,838     29,279,569

Return on equity*             0.00%          0.00%          0.77%          0.00%          0.00%

* Return on equity is calculated by dividing the Company's net income for the period by the shareholders' equity at the beginning of the period.

* Total liabilities include deferred taxes of $8,531,081 for unrealized gains.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Year end 2003 was the first time that revenues from Daxor's BVA division exceeded Idant's revenues. Idant Laboratories subsidiary contributed 45%,58% and 54% of operating revenues in 2003, 2002 and 2001 respectively. The Company's operations in semen banking and blood banking (laboratories) have received limited promotion however, the Company has taken steps to increase awareness of these services. The potential market for the Blood Volume Analyzer is significantly larger than the Company's current operations. The Company anticipates that proceeds from Daxor's Blood Volume Analyzer will be the primary source of revenue in the immediate future. The Company believes that the potential market for blood volume measurement and analysis is between 15-20 million tests per year. Successful penetration of even a small fraction of the market would significantly change the Company's structure. The Company intends to focus its major marketing efforts on the Blood Volume Analyzer.

During fiscal year 2003 and early 2004, Daxor expanded its sales and marketing staff. The Company intends to increase its marketing efforts to add to its operational income. Some of the steps the Company had undertaken, such as consolidating certain manufacturing facilities at Oak Ridge, Tennessee and simultaneously contracting with an Original Equipment Manufacturer (OEM) will permit greater economies of scale. The Company's primary focus will be to increase operating revenues even if this initially results in lower profits or even a loss.

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO DECEMBER 31, 2002

Total revenues increased by 17% to $3,165,437 in 2003, up from $2,701,937 reported in 2002. Dividend income earned on the Company's securities portfolio was $1,897,669 an increase from the $1,858,025 reported in 2002. Gains on the sale of investments were $238,550 in 2003 as compared to $40,610 in 2002. Operating revenues increased to $1,013,647 in 2003, an increase of 32% from $767,608 in 2002. Total costs and expenses increased by 47% to $4,217,364 in 2003 from $2,873,442 in 2002. The increase in operating expenses was primarily due to increased hiring of personnel and additional marketing and selling expenses related to the Blood Volume Analyzer. The Company anticipated these increased operating expenses and intends to continue expanding its marketing and sales staff. There was a net loss before income taxes of $(1,051,927) in 2003 vs. a loss of ($171,505) in 2002. In 2003, the Company's total assets were $48,300,532 with loans (short-term) totaling $2,502,106. The Company's asset to debt ratio in 2003 was 19.3:1. In 2002, the Company's total assets were $41,573,565 with loans (short-term) totaling $1,434,046. The Company's asset to debt ratio in 2002 was 29:1.

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO DECEMBER 31, 2001

Total revenues were $2,701,937 in 2002, down from $2,716,376 reported in 2001. Dividend income earned on the Company's securities portfolio was $ 1,858,025 a decrease from the $1,860,289 reported in 2001. Gains on the sale of investments were $40,610 in 2002 as compared to $97,719 in 2001. Operating revenues increased to $767,608 in 2002 from $591,692 in 2001. Total cost and expenses increased to $2,873,442 from $2,347,270 in 2001. This increase was partially caused by increased hiring of personnel and additional marketing and selling expenses. There was a net loss before income taxes of ($171,505) in 2002 vs. $369,106 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

The Company maintains its diversified securities portfolio comprised primarily of electric utilities preferred and common stocks. The income derived from these investments has helped to offset the operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing, and research & development without the necessity of raising additional capital. The securities in the Company's portfolio were selected to provide stability of both income and capital.

At December 31, 2003, the Company had $2,502,106 in short-term debt vs. $1,434,046 in 2002. At year-end 2003, shareholders' equity was $36,417,170. At year-end 2002, the Company had shareholders' equity of $33,546,897. At December 31, 2003 the Company's security portfolio had a market value of $47,399,159 vs. $40,573,162 in 2002. In 2002, the Company's sales staff comprised of 4 salesmen plus 3 support personnel. The Company has recently expanded to 11 sales staff and 4 support personnel.

In 1998, the Company purchased the assets of Wellport Manufacturing Company in Rochester, New York. They had previously manufactured the MAX-100(TM) portion of the injection and collection kit. The Company now manufactures its own collection kit. The final filling and shipping of the kit is performed by an FDA licensed radiopharmaceutical manufacturer. In 2000, the Company leased space in Oak Ridge, Tennessee to manufacture its own BVA-100(TM) Blood Volume Analyzers. In 2003, the Company anticipated to sell more BVA-100(TM)'s, and therefore contracted for additional space in Oak Ridge to manufacture the collection kits, as well as have capacity for final assembly and shipping of the BVA-100(TM) system. The Company has a separate contract with an Original Equipment Manufacturer to manufacture additional Blood Volume Analyzers. The Company is reviewing options to purchase some of the original equipment manufacturers who provide various parts of the BVA-100(TM) Blood Volume Analyzer system. The Company experimented on a limited basis with independent medical distributors in 2001- 2003. These marketing attempts did not produce successful results and it motivated the Company to employ its own dedicated staff for marketing and sales. The Company believes that as wider acceptance is achieved and blood volume measurement becomes a standard of care for various surgical and medical conditions, independent medical distributors may be effective. This will initially increase expenses faster than revenues, but it is expected to ultimately result in a more rapid acceptance of the BVA-100(TM) technology.

The Company sells, as well as offers to lease, or rent its Blood Volume Analyzer BVA-100(TM) as part of an overall marketing plan. The Company, also as part of its marketing program, will loan an instrument for a limited time period, however, facilities evaluating the instrument must pay for the kits. The Company established Daxor Capital with a relationship through De Lage Landen. Based in the Netherlands, it is one of the largest private banks in the world. De Lage Landen has extensive experience in capital equipment leasing through its existing relationships with premier corporations such as Toshiba and Abbott. The significance of this relationship is as sales through leases increases, Daxor will not have to diminish its capital outlay for equipment as DLL will fund the net present value of the lease upon installation of the equipment. In an effort to obtain the best rates for our clients, the Company will also work with other independent leasing firms.

The Company is also developing a blood volume laboratory staffing program with one of its clients. Under such program, the Company may provide management services as well as equipment services. With respect to blood banking, recent technological advances have significant potential in proving the safety of blood banking. A major handicap for the use of frozen blood was the fact that after it was thawed, the blood had to be used within 24 hours. New technology approved by the FDA and utilized by the U.S. military, enables blood to be used for up to 2 weeks after it has been thawed. The Company, in addition to its regular frozen blood banking services, intends to implement this type of program. This type of program will initially produce a net loss, but the Company believes that there is sufficient potential demand that such a program will be self sustaining.

Year-end 2003 finds the Company in a satisfactory financial position with adequate funds available for its immediate and anticipated needs. The Company plans its budgetary outlays on the assumption that the raising of additional financial capital may be difficult in the next 2 to 4 years. The Company believes that its present liquidity and assets are more than adequate to sustain the additional expenses associated with an expanding sales and marketing program.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is currently not exposed to any risk from currency fluctuations. The Company's investment portfolio is a major source of revenue. A summary of the status of this portfolio as of December 31, 2003 is reported on schedule IX (see F-6). The market value of this portfolio is related to fluctuations with the electric utility industry. Between 5% and 10% of the Company's portfolio are non-utilities. The Company will sell puts on stocks that it is willing to own. The Company neither sells naked calls nor engages in derivative transactions. Fluctuations in the value of these holdings for the past 5 years are reflected and closely correlated with changes in the total assets of the Company (see item 6: selected financial data).

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying consolidated balance sheets of Daxor Corporation as at December 31, 2003 and 2002, the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item F-6 and F-7.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Daxor Corporation as at December 31, 2003 and 2002, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.


Frederick A. Kaden & Co.

Brentwood, New York
March 17, 2004

Index to Financial Statements and Financial Schedules

Consolidated Financial Statements as at December 31, 2003 and 2002
and for the three years ended December 31, 2003
Balance Sheets                                                               F-2
Statements of Income                                                         F-3
Statements of Shareholders' Equity                                           F-3
Statements of Cash Flows                                                     F-4

Notes to Financial Statements                                                F-5

Schedule I-Marketable Securities-Other Investments0Year Ended
December 31, 2003                                                            F-6
Schedule IX- Short-term Borrowings-Years Ended December 31, 2003
2002, and 2001                                                               F-6
Schedule X- Supplementary Income Statement Information Years Ended
December 31, 2003, 2002, and 2001                                            F-7

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS
================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                       December 31,         December 31,
                                                           2003                 2002
                                                       ------------         ------------
----------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                   $      3,324         $     13,035
Marketable Securities at Fair Value
December 31,2003 and  December 31,
2002. (Notes 1 and 2)                                    47,399,159           40,573,162
Accounts receivable                                         137,008              211,979
Other current assets                                        388,400              364,913
                                                       ------------         ------------

Total Current Assets                                     47,927,891           41,163,089

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                               125,815              125,815
Leasehold improvements, furniture
and equipment                                               931,468              928,581
Laboratory equipment                                        291,571              290,104
                                                       ------------         ------------
                                                          1,348,854            1,344,500
Less: Accumulated depreciation and amortization           1,045,481            1,005,625
                                                       ------------         ------------
Net equipment and improvements                              303,373              338,875

Other Assets                                                 69,268               71,601

Total Assets                                           $ 48,300,532         $ 41,573,565
                                                       ============         ============

----------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities               $    183,052         $    112,481
Loans payable (Notes 1 and 2)                             2,502,106            1,434,046
Other Liabilities                                           667,123              106,440
Deferred Taxes  (Note 1)                                  8,531,081            6,373,701
                                                       ------------         ------------
Total  Liabilities                                       11,883,362            8,026,668

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,640,026 December 31,
2003 and 4,657,784 December 31, 2002                         53,097               53,097
Additional Paid in capital                                9,801,548            9,798,232
Net unrealized holding gains
on available-for-sale securities (Note 1)                16,560,334           12,372,477
Retained earnings                                        15,169,967           16,246,156
Treasury stock                                           (5,167,776)          (4,923,065)
                                                       ------------         ------------
Total Shareholders' Equity                               36,417,170           33,546,897

Total Liabilities and Shareholders' Equity             $ 48,300,532         $ 41,573,565
                                                       ============         ============

See accompanying notes to financial statements


                                     (F-2)

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                      Year Ended December 31,
                                                                      -------------------------
                                                        2003            2002            2001
                                                    -----------     -----------     -----------
Revenues:
-----------------------------------------------------------------------------------------------
Operating revenues                                  $ 1,013,647     $   767,608     $   591,692
Other revenues                                           15,571          35,694         166,676
Dividend income                                       1,897,669       1,858,025       1,860,289
Gains  on sale of securities                            238,550          40,610          97,719
                                                    -----------     -----------     -----------
Total Revenues                                        3,165,437       2,701,937       2,716,376
                                                    -----------     -----------     -----------
-----------------------------------------------------------------------------------------------
Costs and expenses:
-----------------------------------------------------------------------------------------------
Operations of Laboratories & Costs of Production      1,489,264         805,985         814,657
Selling, General, and Administrative                  2,644,967       2,028,200       1,412,687
Interest expense, net of interest income                 83,133          39,257         119,926
                                                    -----------     -----------     -----------
Total costs and expenses                              4,217,364       2,873,442       2,347,270
                                                    -----------     -----------     -----------
Net Income/( Loss)  before Income Taxes              (1,051,927)       (171,505)        369,106
Provision for income taxes (Note 9)                      24,262          22,346          69,751
                                                    -----------     -----------     -----------
Net Loss                                            $(1,076,189)    $  (193,851)    $   299,355
                                                    ===========     ===========     ===========

Weighted Average Number of Shares Outstanding         4,647,100       4,662,947       4,664,909
                                                    -----------     -----------     -----------

Net Income per Common Equivalent Share              $     (0.23)    $     (0.04)    $      0.06
                                                    ===========     ===========     ===========

See accompanying notes to financial statements

================================================================================
DAXOR CORPORATION
STATEMENTS OF SHAREHOLDER'S EQUITY

                                                               Three Years Ended December 31, 2003
                                                               -----------------------------------

                                      Common stock                         Additional
                                         Number                              Paid-in            Retained             Treasury
                                        of Shares          Amount            Capital            Earnings               Stock
                                        ---------          ------            -------            --------               -----
--------------------------------------------------------------------------------------------------------------------------------
Balance January 1,2001                  4,664,909         $ 53,097        $  9,798,232        $ 16,140,652         $ (4,813,530)
--------------------------------------------------------------------------------------------------------------------------------
Net income for the year ended
December 31,2001                                                                                   299,355
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31,2001                4,664,909         $ 53,097        $  9,798,232        $ 16,440,007         $ (4,813,530)
--------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,2002                                                                              $   (193,851)
Purchase of Treasury Stock                 (7,125)                                                                 $   (109,535)
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31,2002                4,657,784         $ 53,097        $  9,798,232        $ 16,246,156         $ (4,923,065)
--------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,2003                                                                              $ (1,076,189)
Sale of Treasury Stock                      2,142                         $      3,316                             $     27,420
Purchase of Treasury Stock                (19,900)                                                                 $   (272,131)
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31,2003                4,640,026         $ 53,097        $  9,801,548        $ 15,169,967         $ (5,167,776)
==========================================================--------==============================================================

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year ended December 31,

                                                           2003            2002            2001
                                                       -----------     -----------     -----------
Cash flows from operating activities:
Net income or (loss)                                   $(1,076,189)    $  (193,851)    $   299,355
                                                       -----------     -----------     -----------
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation                                                47,189          54,453          57,735
(Gain) loss on sale of investments                        (238,550)        (40,610)        (97,719)
(Gain) loss on sale of equipment                                --          (2,750)             --
 Basis of leased equipment sold                             45,000              --              --
Change in assets and liabilities:
(Increase) decrease in accounts receivable                  74,971         (37,737)        (66,315)
(Increase) decrease in other current assets                (23,487)        (52,603)         51,448
(Increase) decrease in other assets
                   net of amortization                          --            (300)        (33,900)
Increase (decrease) in accounts payable, accrued
expenses and other liabilities net of "short sales"         66,471          60,626          11,024

Total adjustments                                          (28,406)        (18,921)        (77,727)
                                                       -----------     -----------     -----------

Net cash provided by operating activities               (1,104,595)       (212,772)        221,628
                                                       -----------     -----------     -----------

Cash flows from investing activities:
Payment for purchase of equipment and
improvements                                               (54,354)       (114,879)        (10,994)
Proceeds from sale of equipment                                 --           2,750              --
Net cash provided or (used) in purchase
and sale of investments                                   (340,893)       (517,207)        962,111
Net proceeds (repayments) of loans from
brokers used to purchase investments                       868,060         734,046        (775,363)
Proceeds from "short sales" not closed                     663,466          98,683          16,128
                                                       -----------     -----------     -----------

Net cash provided by/(used in) investing activities      1,136,279         203,393         191,882
                                                       -----------     -----------     -----------

Cash flows from financing activities
Receipt / (repayment) of bank loan                         200,000        (300,000)             --
Proceeds from sale of treasury stock                        30,736
Payment for purchase of treasury stock                    (272,131)       (109,535)             --
                                                       -----------     -----------     -----------

Net cash used in financing activities                      (41,395)       (409,535)             --
                                                       -----------     -----------     -----------
Net increase (decrease) in cash and
cash equivalents                                            (9,711)       (418,914)        413,510
Cash and cash equivalents at beginning of year              13,035         431,949          18,439
                                                       -----------     -----------     -----------

Cash and cash equivalents at end of year               $     3,324     $    13,035     $   431,949
                                                       ===========     ===========     ===========

See accompanying notes to financial statements

                                DAXOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 have been prepared in conformity with principles of accounting applicable to a going concern. Daxor Corporation operates in the medical services and technology industry.

      The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

(1) MARKETABLE SECURITIES

            Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of December 31, 2003 and December 31, 2002 being increased approximately 112.48% and 85.89% respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized. The following tables summarize the company's investments as of:

                                December 31, 2003

Type of                                         Unrealized          Unrealized
security          Cost          Fair Value     holding gains      holding losses
--------          ----          ----------     -------------      --------------

Equity        $22,271,842      $47,368,871      $25,407,422        $   310,393
Debt               35,902           30,288            2,170              7,784
              ----------------------------------------------------------------

Total         $22,307,744      $47,399,159      $25,409,592            318,177
              ===========      ===========      ===========        ===========

                                December 31, 2002

Type of                                         Unrealized          Unrealized
security          Cost          Fair Value     holding gains      holding losses
--------          ----          ----------     -------------      --------------

Equity        $21,796,315      $40,547,587      $19,960,514        $ 1,209,242
Debt               30,669           25,575            8,865             13,959
              ----------------------------------------------------------------

Total         $21,826,984      $40,573,162      $19,969,379        $ 1,223,201
              ===========      ===========      ===========        ===========

      At December 31, 2003, the securities held by the Company had a market value of $47,399,159 and a cost basis of $22,307,744 resulting in a net unrealized gain of $25,091,415 or 112.48% of cost.

      At December 31, 2002, the securities held by the Company had a market value of $40,573,162 and a cost basis of $21,826,984 resulting in a net unrealized gain of $18,746,178 or 85.89% of cost.

At December 31, 2003 and December 31, 2002, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2) Loans Payable

      As at December 31, 2003 and December 31, 2002, the Company had loans outstanding aggregating $900,000 and $ 700,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 3.0%.

      Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $1,602,106 at December 31, 2003 and $734,046 at December 31, 2002.

(3) Accounts receivable

      Accounts receivable are deemed to be fully collectible.

(4) Equipment and Improvements

      Depreciation of equipment and improvements is taken using the straight line method. For 2003, 2002 and 2001 the charges to income for depreciation using this method were $47,189, $54,453 and $57,735 respectively.

      The cost of maintenance and repairs is charged to expense as incurred. The cost of betterments and additions are capitalized and depreciated over the life of the asset. The cost of assets disposed of or determined to be non-revenue producing, together with the related accumulated depreciation applicable thereto, are eliminated from the accounts, and any gain or loss is recognized.

(5) Other Liabilities

      At December 31, 2003 and December 31, 2002, the Company also maintained a short position in certain marketable securities. These positions were sold for $663,466 at December 31, 2003, and $98,683 at December 31, 2002, and had
respective market values of $547,595 and $71,775 resulting in unrealized gains of $ 115,871 at December 31, 2003 and $26,908 at December 31, 2002.

(6) Commitments and Contingencies

      (A) Operating Leases

      Future minimum rental payments under non-cancelable operating lease are as follows:

                         2004      $229,719
                         2005      $229,719
                         2006      $229,719
                         2007      $229,719
                         2008      $229,719

      Rent expense for all non-cancelable operating leases was $ 281,506, $239,543 and $386,248 for the years ended December 31, 2003, 2002 and 2001 respectively.

      B) Contingent Liabilities

      The Company has pending several claims incurred in the normal course of business, which, in the opinion of management, based on the advice of outside legal counsel, will not have a material effect on the financial statements.

(7) Research and Development Expenses

      Research and development expenses were $348,265, $330,000, and $325,745 for 2003, 2002, and 2001 respectively. All research and development costs are expensed in the year they occur.

(8) Interest Expense and Income

      Interest expense was $86,675, $40,532, and $120,373 and interest income was $3,542, $1,275 and $447 in 2003, 2002 and 2001 respectively.

(9)  Income Taxes

           The following is a reconciliation of the federal statutory tax rate of 35% for 2003, 2002 and 2001, with the provision for income taxes:

                                           2003           2002           2001
                                          -------        -------        -------

Statutory tax rate                              0              0        107,774
Tax benefit of NOL                                                     -107,774
State and city taxes                       24,262         22,346         69,751
                                          -------        -------        -------
Provision for income taxes                 24,262         22,346         69,751
                                          -------        -------        -------
Effective federal tax rate                      0%             0%             0%
                                          -------        -------        -------

(10) Subsidiaries

      Daxor Corporation has formed a wholly owned subsidiary, Scientific Medical Systems, Inc., which has the operations of the sperm bank, blood bank and laboratory. The results of operations have been consolidated in these financial statements.

(11) Stock Options

      As of March 17,2004, Daxor Corporation has granted 62,800 stock options with strike prices ranging from $10.00 to $21.00 per share. Of the 62,800 options only 47,800 are fully vested. The additional 15,000 shares vest 5000 shares per year over the next 3 years. Utilizing the Black-Scholes option valuation model (American) the net additional expense of the 62,800 stock options with a current stock price of $14.25 per share would be $6,840. This amount represents less than 1/10th of $0.01 to the Company's EPS.

SCHEDULE I
MARKETABLE SECURITIES -- OTHER INVESTMENTS

The following tables summarize the company's investments as of:

                                                       December 31, 2003

Type of                                          Unrealized        Unrealized
Security         Cost          Fair Value       Holding gains     holding losses
--------         ----          ----------       -------------     --------------

Equity       $22,271,842       $47,368,871       $25,407,422       $   310,393
Debt              35,902            30,288             2,170             7,784
             -----------------------------------------------------------------
Total        $22,307,744       $47,399,159       $25,409,592       $   318,177
             ===========       ===========       ===========       ===========

SCHEDULE IX
SHORT-TERM BORROWINGS
Years Ended December 31, 2003, 2002, 2001

---------------------------------------------------------------------------------------------------------
Column A                Column B           Column C        Column D         Column E           Column F
--------                --------           --------        --------         --------           --------
---------------------------------------------------------------------------------------------------------
                                         Weighted
                                         average         Maximum           Average           Weighted
Category of                              interest        amount            amount            average
aggregate              Balance at        rate at end     outstanding       outstanding       interest
short-term             the end of        of the          during this       during the        rates during
borrowings             period            period          period            period            the period
---------------------------------------------------------------------------------------------------------
2003
---------------------------------------------------------------------------------------------------------
Banks                     900,00            3.00%           900,000           883,333            3.00%
---------------------------------------------------------------------------------------------------------
Brokers                1,602,106            3.29%         1,808,910         1,541,733            3.59%
---------------------------------------------------------------------------------------------------------
All Categories         2,502,106            3.24%         2,708,910         2,425,066            3.47%
---------------------------------------------------------------------------------------------------------
2002
---------------------------------------------------------------------------------------------------------
Banks                    700,000            4.12%         1,000,000           725,000            4.07%
---------------------------------------------------------------------------------------------------------
Brokers                  734,046            4.05%           734,046           568,725            4.15%
---------------------------------------------------------------------------------------------------------
All Categories         1,434,046            4.08%         1,734,046         1,293,725            4.13%
---------------------------------------------------------------------------------------------------------
2001
---------------------------------------------------------------------------------------------------------
Banks                  1,000,000             5.7%         1,000,000         1,000,000            6.95%
---------------------------------------------------------------------------------------------------------
Brokers                        0            6.12%         1,054,607           678,343            6.01%
---------------------------------------------------------------------------------------------------------
All Categories         1,000,000            5.91%         2,054,607         1,678,343            6.54%
---------------------------------------------------------------------------------------------------------

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

SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION

--------------------------------------------------------------------------------
          COLUMN A                                          COLUMB B
--------------------------------------------------------------------------------

            Item                                  Charged to costs and expenses
            ----                                     Year ended December 31,
                                                     -----------------------

                                                   2003        2002        2001
                                                 -------     -------     -------
Maintenance and repairs                          $     *     $    *      $     *
Depreciation and amortization
of intangible assets pre-
operating costs and
similar deferrals                                 47,189      54,453      57,735
Taxes, other than payroll and
  income taxes                                         *           *           *
Royalties                                             --          --          --
Advertising costs                                      *           *           *

--------------------------------------------------------------------------------

*     less than 1% of total revenues for the year.
--------------------------------------------------------------------------------

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in and disagreements with accountants on accounting and financial disclosures.

Item 9A. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part III.

Item 10. Directors and Executive Officers of the Registrant

The information required by item 10 is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2003 year end.

Item 11. Executive Compensation

The information required by item 11 is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2003 year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

This information required by item 12 is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2003 year end.

Item 13. Certain Relationships and Related Transactions

There are no relationships or related transactions beyond those which have been disclosed in the 10-K.

Item 14. Principal Accountant Fees and Services

The information required by item 14 is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2003 year end.

Part IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

o     Independent Auditor's Report

o Consolidated Financial Statements as at December 31,2003 and 2002 and for the three years ended December 31, 2003, 2002, and 2001

o     Consolidated Balance Sheets- December 31, 2003 and 2002

o Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001

o     Statements of Shareholder's Equity for the Three years ended December 31,
      2003

o Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

o     Notes to Consolidated Financial Statements

(a)(2) LIST OF FINANCIAL STATEMENT SCHEDULES

o     Schedule I- Marketable Securities-Other Investments-Year Ended December
      31, 2003

o Schedule IX- Short-term Borrowings-Years Ended December 31, 2003, 2002, and 2001

o Schedule X- Supplementary Income Statement Information- Years Ended December 31,2003, 2002,and 2001

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is not included in the financial statements or notes thereto and, therefore, have been omitted.

(3) LIST OF EXHIBITS

Description of Exhibits

31.1 Certification by Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14

31.2 Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14

32.1 Certification by Joseph Feldschuh, MD pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by Stephen Feldschuh pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

There were no Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                DAXOR CORPORATION


                            by: /s/ Joseph Feldschuh
                            ------------------------
                              Joseph Feldschuh, M.D
                             President and Principal
                                Executive Officer
                              Chairman of the Board

Dated: March 26,2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                 Date
---------                                   -----                 ----


/s/ Joseph Feldschuh           President and Director             March 26, 2004
--------------------------     Principal Executive Officer
Joseph Feldschuh, M.D.


/s/ Stephen Feldschuh          Vice President of Operations       March 26, 2004
--------------------------     & Principal Accounting Officer
Stephen Feldschuh


/s/ Gary Fischman, PhD         Vice President                     March 26, 2004
--------------------------
Gary Fischman, PhD


/s/ Liliya Morgaylo            Corporate Treasurer                March 26, 2004
--------------------------
Liliya Morgaylo


/s/ Diane M. Meegan            Corporate Secretary                March 26, 2004
--------------------------
Diane M. Meegan


/s/ Robert Willens             Director                           March 26, 2004
--------------------------
Robert Willens


/s/ James Lombard              Director                           March 26, 2004
--------------------------
James Lombard


/s/ Martin Wolpoff             Director                           March 26, 2004
--------------------------
Martin Wolpoff


/s/ Bruce Slovin               Director                           March 26, 2004
--------------------------
Bruce Slovin

Board of Directors:

Name                           Title
Dr. Joseph Feldschuh           Chairman, President, & CEO
James Lombard                  Director
Martin Wolpoff                 Director
Robert Willens                 Director
Bruce Slovin                   Director