Form 10-Q
period 2004-03-31
DAXOR CORP
filed 2004-05-13
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                        FOR QUARTER ENDED MARCH 31, 2004
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

      CLASS                                     OUTSTANDING AT MARCH 31, 2004
--------------------------------------------------------------------------------
      COMMON STOCK
PAR VALUE: $.O1 per share                                4,629,426

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS                                         2
                  Consolidated Balance Sheets as at March 31, 2004 and
                  December 31, 2003                                          F-1

                  Consolidated Statements of Income
                  for the Three Months ended March 31,2004 and 2003          F-2

                  Consolidated Statements of Cash Flows
                  for the Three Months ended March 31, 2004 and 2003         F-3

                  Notes to Financial Statements                            F-4-5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                3

         Item 3.  Controls and Procedures                                      4

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                            4

         Item 2.  Exhibits and Reports on Form 8-k                             4
                  Signatures

         Item 3.  Exhibit Index

Item 1.  Financial Statements

         Index to Financial Statements

         Consolidated Balance Sheets as at March 31, 2004 and
         December 31, 2003                                                   F-1

         Consolidated Statements of Income for the Three Months
         Ended March 31, 2004 and 2003                                       F-2

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2004 and 2003                                F-3

         Notes to Financial Statements                                 F-4 & F-5

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS[UNAUDITED]

                                                     March 31,     December 31,
                                                       2004           2003
                                                       ----           ----
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                               $     55,502    $      3,324
Marketable Securities at Fair Value
March 31,2004 and  December 31,
2003. (Notes 1 and 2)                                49,131,109      47,399,159
Accounts receivable                                     187,536         137,008
Other current assets                                    388,468         388,400
                                                   ------------    ------------

Total Current Assets                                 49,762,615      47,927,891

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                           125,815         125,815
Leasehold improvements, furniture
and equipment                                           939,038         931,468
Laboratory equipment                                    291,571         291,571
                                                   ------------    ------------
                                                      1,356,424       1,348,854
Less: Accumulated depreciation and amortization       1,057,421       1,045,481
                                                   ------------    ------------
Net equipment and improvements                          299,003         303,373

Other Assets                                             69,268          69,268

Total Assets                                       $ 50,130,886    $ 48,300,532
                                                   ============    ============

-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities           $    183,150    $    183,052
Loans payable (Note 2)                                2,863,201       2,502,106
Other Liabilities                                       370,132         667,123
Deferred Taxes (Note 1)                               9,176,962       8,531,081
                                                   ------------    ------------
Total  Liabilities                                   12,593,445      11,883,362

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,629,426 March 31,
2004 and 4,640,026 December 31, 2003                     53,097          53,097
Additional Paid in capital                            9,801,548       9,801,548
Net unrealized holding gains
on available-for-sale securities (Note 1)            17,814,104      16,560,334
Retained earnings                                    15,189,731      15,169,967
Treasury stock                                       (5,321,039)     (5,167,776)
                                                   ------------    ------------
Total Shareholders' Equity                           37,537,441      36,417,170

Total Liabilities and Shareholders' Equity         $ 50,130,886    $ 48,300,532
                                                   ============    ============
See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                        2004           2003
                                                        ----           ----
Revenues:
--------------------------------------------------------------------------------
Operating revenues                                   $   408,248    $   218,683
Other revenues                                       $     3,643    $     3,143
Dividend income                                          493,569        479,889
Gains / (losses) on sale of securities                   225,066         35,902
                                                     -----------    -----------

Total Revenues                                         1,130,526        737,617
                                                     -----------    -----------
--------------------------------------------------------------------------------

Costs and expenses:
--------------------------------------------------------------------------------
Operations of Laboratories & Costs of Production         381,162        337,259
Selling, General, and Administrative                     691,152        638,886
Interest expense, net of interest income                  19,443         14,507
                                                     -----------    -----------

Total Costs and Expenses                               1,091,757        990,652
                                                     -----------    -----------

Net Income /(Loss) Before Income Taxes                    38,769       (253,035)

Provision for income taxes                                19,005         21,550
                                                     -----------    -----------

Net Income /(Loss)                                   $    19,764    $  (274,585)
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding          4,633,659      4,656,584
                                                     ===========    ===========

Net Income / (Loss)  per Common Equivalent Share     $      0.00    $     (0.06)
                                                     ===========    ===========

See accompanying notes to consolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                            2004         2003
                                                            ----         ----

Cash flows from operating activities:
Net income or (loss)                                     $  19,764    ($274,585)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation & Amortization                                 11,940       12,233
(Gain) loss on sale of investments                        (225,066)     (35,902)
 Basis of leased equipment sold                                          22,500
Change in assets and liabilities:
(Increase) decrease in accounts receivable                 (50,528)       5,827
(Increase) decrease in other current assets                    (68)     (72,688)
Increase (decrease) in accounts payable, accrued
and other liabilities net of "short sales"                   4,198       60,907
                                                         ---------    ---------
Total adjustments                                         (259,524)      (7,123)
                                                         ---------    ---------
Net cash provided by / (used in) operating activities     (239,760)    (281,708)
                                                         ---------    ---------

Cah flows from investing activities:
Payment for purchase of equipment and
improvements                                                (7,570)     (20,892)
Net cash provided or (used) in purchase
and sale of investments                                   (270,699)    (256,667)
Net proceeds (repayments) of loans from
brokers used to purchase investments                      (238,905)     288,559
Proceeds from "short sales" not closed                     362,375      140,719
                                                         ---------    ---------
Net cash provided by / (used in) investing activities     (154,799)     151,719
                                                         ---------    ---------

Cash flows from financing activities
Receipt / (repayment) of bank loan                         600,000      200,000
Payment for purchase of treasury stock                    (153,263)     (45,586)
                                                         ---------    ---------
Net cash provided by / (used in) financing activities      446,737      154,414
                                                         ---------    ---------
Net increase (decrease) in cash and
cash equivalents                                            52,178       24,425
Cash and cash equivalents at beginning of year               3,324       13,035
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  55,502    $  37,460
                                                         =========    =========

See accompanying notes to consolidated financial statements

                                DAXOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31,2004,and December 31, 2003, the results of operations for the three months ended March 31,2004 and 2003 and cash flows for the three months ended March 31,2004 and 2003.

(1) MARKETABLE SECURITIES

      Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of March 31, 2004 and December 31, 2003 being increased approximately 121.91 % and 112.48 % respectively over its historical cost. A corresponding increase in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

      The following tables summarize the Company's investments as of:

                                 March 31, 2004
                                 --------------
Type of                                            Unrealized       Unrealized
security              Cost         Fair Value     Holding gains   holding losses
--------              ----         ----------     -------------   --------------

Equity             $22,064,141     $49,102,746     $27,406,215     $   367,610
Debt                    75,902          28,363           1,920          49,459
                   -----------     -----------     -----------     -----------
Total              $22,140,043     $49,131,109     $27,408,135     $   417,069
                   ===========     ===========     ===========     ===========

                                December 31, 2003
                                -----------------
                                                   Unrealized       Unrealized
Type of security      Cost         Fair Value     holding gains   holding losses
----------------      ----         ----------     -------------   --------------

Equity             $22,271,842     $47,368,871     $25,407,422     $   310,393
Debt                    35,902          30,288           2,170           7,784
                   -----------     -----------     -----------     -----------
Total              $22,307,744     $47,399,159     $25,409,592     $   318,177
                   ===========     ===========     ===========     ===========

      At March 31, 2004 the securities held by the Company had a market value of $49,131,109 and a cost basis of $22,140,043 resulting in a net unrealized gain of $ 26,991,066 or 121.91% of cost.

      At December 31, 2003, the securities held by the Company had a market value of $47,399,159 and a cost basis of $22,307,744 resulting in a net unrealized gain of $25,091,415 or 112.48% of cost.

      At March 31, 2004 and December 31, 2003 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2) LOANS PAYABLE

      As at March 31, 2004 and December 31, 2003, the Company had loans outstanding aggregating $1,500,000 and $900,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 3%.

      Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $1,363,201 at March 31, 2004 and $1,602,106 at December 31, 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2. RESULTS OF OPERATIONS

Three months ended March 31, 2004 as compared with three months ended March 31, 2003

      For the three months ended March 31, 2004 total revenues increased by 53% to $1,130,526 from $737,617 in 2003. Operating revenues increased by 87% to $408,248 in 2004 from $218,683 in 2003. There were capital gains in 2004 of $225,066 up from $35,902 in 2003. Dividend income was $493,569 with a net interest expense of $19,443 in 2004, as compared to dividend income of $479,889 with a net interest expense of $14,507 in 2003. In 2004, the Company had a net income before income taxes of $38,769 versus a net loss before income taxes of ($253,035) in 2003. Total Costs and Expenses increased by 10% in 2004 to $1,091,757 vs. $990,652 in 2003. This was related to increased marketing efforts and research and development expenses. The Company has increased research expenses for additional features to the BVA-100. The Company's new sales team began marketing in the fourth quarter of 2002. The increase in operating revenues can be attributable to these sales efforts. The sales cycles from initial contact to a sale can be 6 to 12 months. The Company anticipates that the sales of the BVA-100 Blood Volume Analyzers and kits will become the major source of income for the Company. The Company plans to continue expanding its sales and marketing force, which currently consists of 12 salesmen and 4 support personnel.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31,2004 the Company had total assets of $50,130,886 with shareholders' equity of $37,537,441 as compared to total assets of $39,272,928 with shareholders' equity of $31,529,228 at March 31,2003. Despite increasing its expenses, the Company has significantly increased its financial base as compared to one year ago. The Company has a net pre-taxed unrealized gain of $26,991,066 and $17,814,104 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $49,131,109 with short-term loans of $ 2,863,201 with 4,629,426 shares outstanding. The Company has current liabilities of $12,593,445. Included in these liabilities are deferred taxes of $9,176,962. These deferred taxes would occur if the Company chose to sell its entire portfolio. Current liabilities minus these deferred taxes equals $3,416,483.

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

      The Company sells, as well as offers to lease or rent the BVA-100 as part of the overall marketing plan. The Company also loans the instrument for a limited time period, however facilities evaluating the instrument must pay for the kits. Daxor Capital was established through a relationship with De Lage Landen (DLL). The significance of this relationship is as sales through leases increases, Daxor will not have to diminish its capital outlay for equipment as DLL will fund the net present value of the lease upon installation of the equipment. In an effort to obtain the best rates for our clients, the Company will also work with other independent leasing firms.

      The Company is evaluating blood volume instrumentation management programs for hospitals. Under such a plan, the Company would provide equipment and personnel on a sub-contract basis. The Company will use its current financial reserves primarily for developing and marketing the Blood Volume Analyzer. The Company is evaluating various options to expand blood banking services in conjunction with the use of the Blood Volume Analyzer. Additional information on the Company is available on our website www.daxor.com.

Item 3. Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined by the Securities and Exchange Commission (SEC),as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that materially affected or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None.

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

DATE: May 13, 2004                            By: /s/ JOSEPH FELDSCHUH, M.D.
                                                  --------------------------
                                                  JOSEPH FELDSCHUH, M.D.,
                                                  President and Chief Executive
                                                  Officer

DATE: May 13, 2004                            By: /s/ STEPHEN FELDSCHUH
                                                  ---------------------
                                                  STEPHEN FELDSCHUH
                                                  Vice President of Operations
                                                  And Chief Financial Officer