Form 10-Q
period 2004-06-30
DAXOR CORP
filed 2004-08-13
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                         FOR QUARTER ENDED JUNE 30, 2004
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

         CLASS                              OUTSTANDING AT June 30, 2004
--------------------------------------------------------------------------------
         COMMON STOCK
PAR VALUE: $.O1 per share                            4,609,826

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

         Consolidated Balance Sheets as at June 30, 2004 and
              December 31, 2003                                              F-1

         Consolidated Statements of Income for the
              Three and Six Months ended June 30, 2004 and 2003              F-2

         Consolidated Statement of Cash Flows for the Six Months
              ended June 30, 2004 and 2003                                   F-3

         Notes to Financial Statements                                  F-4 to 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           3-4

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk            4

ITEM 4.  Controls and Procedures                                               4

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                     4

ITEM 2.  Submission of Matters to a Vote of Security Holders

ITEM 3.  Exhibits and Reports on Form 8-k                                      5

         Signatures

         Exhibit Index                                                       6-8

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS [UNAUDITED]

                                                       June 30,          December 31,
                                                         2004               2003
                                                         ----               ----
ASSETS

CURRENT ASSETS
Cash                                                 $     20,028       $      3,324
Marketable Securities at Fair Value
June 30,2004 and  December 31,
2003. (Note 1)                                         48,537,767         47,399,159
Accounts receivable                                       223,897            137,008
Other current assets                                      376,748            388,400
                                                     ------------       ------------

Total Current Assets                                   49,158,440         47,927,891

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                             125,815            125,815
Leasehold improvements, furniture
and equipment                                             948,362            931,468
Laboratory equipment                                      291,571            291,571
                                                     ------------       ------------
                                                        1,365,748          1,348,854
Less: Accumulated depreciation and amortization         1,069,361          1,045,481
                                                     ------------       ------------
Net equipment and improvements                            296,387            303,373

Other Assets                                               69,268             69,268

Total Assets                                         $ 49,524,095       $ 48,300,532
                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities             $    148,137       $    183,052
Loans payable (Note 2)                                  4,039,865          2,502,106
Other Liabilities                                         559,531            667,123
Deferred Taxes (Note 1)                                 8,716,158          8,531,081
                                                     ------------       ------------
Total  Liabilities                                     13,463,691         11,883,362


SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,609,826 June 30,
2004 and 4,640,026 December 31, 2003                       53,097             53,097
Additional Paid in capital                              9,801,548          9,801,548
Net unrealized holding gains
on available-for-sale securities (Note 1)              16,919,600         16,560,334
Retained earnings                                      14,928,270         15,169,967
Treasury stock                                         (5,642,111)        (5,167,776)
                                                     ------------       ------------
Total Shareholders' Equity                             36,060,404         36,417,170

Total Liabilities and Shareholders' Equity           $ 49,524,095       $ 48,300,532
                                                     ============       ============

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30                             JUNE 30

                                                    2004              2003              2004              2003
                                                    ----              ----              ----              ----
REVENUES:

Operating revenues                              $   254,735       $   290,411       $   662,983       $   509,094
Other revenues                                        3,643             5,143             7,286             8,286
Dividend income                                     473,231           430,752           966,800           910,641
Gains (losses) on sale
of securities                                       201,630            45,361           426,696            81,263

Total Revenues                                      933,239           771,667         2,063,765         1,509,284
                                                -----------       -----------       -----------       -----------

COSTS AND EXPENSES

Operations of Laboratories &
Cost of Production                                  335,886           343,683           717,048           680,942
Selling, General, and
Administrative                                      846,226           656,468         1,537,378         1,295,354
Interest expense, net of
interest income                                      12,533            19,075            31,976            33,582
                                                -----------       -----------       -----------       -----------

Total Costs and Expenses                          1,194,645         1,019,226         2,286,402         2,009,878
                                                -----------       -----------       -----------       -----------

Net Income (Loss) Before Income
Taxes                                              (261,406)         (247,559)         (222,637)         (500,594)

Provision for income taxes                               55                95            19,060            21,645
                                                -----------       -----------       -----------       -----------

Net Income (Loss)                               $  (261,461)      $  (247,654)      $  (241,697)      $  (522,239)
                                                ===========       ===========       ===========       ===========

Weighted Average Number of Shares
Outstanding                                       4,612,993         4,645,631         4,623,326         4,651,108

Net Income or (Loss) per Common Equivalent
Share                                           $     (0.05)      $     (0.05)      $     (0.05)      $     (0.11)
                                                ===========       ===========       ===========       ===========

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED

                                                             JUNE 30,        JUNE 30,
                                                               2004            2003
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income or (loss)                                        $(241,697)      $(522,239)
                                                            ---------       ---------
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation & Amortization                                    23,880          24,466
(Gain) loss on sale of investments                           (426,696)        (81,263)
 Basis of leased equipment sold                                                45,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable                    (86,889)         19,019
(Increase) decrease in other current assets                    11,652         (24,607)
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                    (34,915)         (4,644)
                                                            ---------       ---------

Total adjustments                                            (512,968)        (22,029)
                                                            ---------       ---------

Net cash provided by or (used in) operating activities       (754,665)       (544,268)
                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of equipment and
improvements                                                  (16,894)        (27,150)
Net cash provided or (used) in purchase
and sale of investments                                      (831,035)       (670,892)
Net proceeds (repayments) of loans from
brokers used to purchase investments                          937,759         999,262
Proceeds from "short sales" not closed                        555,874         240,945
                                                            ---------       ---------
Net cash provided by or (used in) investing activities        645,704         542,165
                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Receipt / (repayment) of bank loan                            600,000         200,000
Payment for purchase of treasury stock                       (474,335)       (181,136)
Proceeds from sale of treasury stock                               --          30,736

                                                            ---------       ---------
Net cash provided by or (used in) financing activities        125,665          49,600
                                                            ---------       ---------

Net increase (decrease) in cash and cash equivalents           16,704          47,497
Cash and cash equivalents at beginning of year                  3,324          13,035
                                                            ---------       ---------

Cash and cash equivalents at end of period                  $  20,028       $  60,532
                                                            =========       =========

See accompanying notes to financial statements

                                DAXOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and December 31, 2003, the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

(1) MARKETABLE SECURITIES

      Upon adoption of FASB No. 115, management has determined that the company's portfolio is best characterized as "Available-For-Sale". This has resulted in the balance sheet carrying value of the company's marketable securities investments, as of June 30, 2004 and December 31, 2003 being increased approximately 111.94% and 112.48% respectively over its historical cost. A corresponding change in shareholders' equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders' equity to reflect the company's unrealized gains has been made net of the tax effect had these gains been realized.

      The following tables summarize the company's investments as of:

                                              June 30, 2004

Type of                                               Unrealized             Unrealized
security             Cost          Fair Value        holding gains         holding losses
--------             ----          ----------        -------------         --------------
Equity           $22,826,107      $48,509,492          $26,002,538             $319,153

Debt                  75,902           28,275                2,470               50,097
                 ----------------------------------------------------------------------

Total            $22,902,009      $48,537,767          $26,005,008             $369,250
                 ===========      ===========          ===========             ========

                                            December 31, 2003

Type of                                              Unrealized             Unrealized
security            Cost          Fair Value        holding gains         holding losses
--------            ----          ----------        -------------         --------------
Equity         $22,271,842       $47,368,871          $25,407,422             $310,393

Debt                35,902            30,288                2,170                7,784
               -----------------------------------------------------------------------

Total          $22,307,744       $47,399,159          $25,409,592             $318,177
               ===========       ===========          ===========             ========

      At June 30, 2004 the securities held by the Company had a market value of $48,537,767 and a cost basis of $22,902,009 resulting in a net unrealized gain of $25,635,758 or 111.94% of cost.

      At December 31, 2003, the securities held by the Company had a market value of $47,399,159 and a cost basis of $22,307,744 resulting in a net unrealized gain of $25,091,415 or 112.48% of cost.

      At June 30, 2004 and December 31, 2003 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2) LOANS PAYABLE

      As at June 30, 2004 and December 31, 2003, the Company had loans outstanding aggregating $1,500,000 and $900,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 3%.

      Short term margin debt due to brokers, secured by the Company's marketable securities, totaled $2,539,865 at June 30, 2004 and $1,602,106 at December 31, 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 as compared with three months ended June 30, 2003.

      For the three months ended June 30, 2004 total revenues were $933,239, up from $771,667 in 2003. Operating revenues were $254,735 in 2004 down from $290,411 in 2003. Dividend income was $473,231 with a net interest expense of $12,533 in 2004, as compared to dividend income of $430,752 with a net interest expense of $19,075 in 2003. In 2004, the Company had a net loss before income taxes of $(261,406) versus a net loss before income taxes of $(247,559) in 2003. Total costs and expenses in 2004 increased to $1,194,645 vs. $1,019,226 in 2003. This was related to increased marketing efforts and research and development expenses. Operating revenues decreased by 12% from the comparable quarter in 2003. The Company anticipates that sales of the BVA-100 Blood Volume Analyzers and kits will be the major source of income for the Company. The Company plans to continue expanding its sales and marketing force, which currently consists of 12 salesmen and 4 support personnel.

Six months ended June 30, 2004 as compared with six months ended June 30, 2003.

      For the six months ended June 30, 2004, total revenues were $2,063,765 up from $1,509,284 in 2003. Operating revenues were $662,983 up from $509,094 in 2003. Selling and administrative expenses were $1,537,378 in 2004, vs. $1,295,354 in 2003. The increased expenses were related to the employment of additional sales and marketing personnel. In 2004, Dividend income was $966,800 with a net interest expense of $31,976 as compared to the dividend income of $910,641 with a net interest expense of $33,582 in 2003. In 2004, the Company had $426,696 in capital gains vs. $81,263 in 2003. In 2004, the Company had a net loss before income taxes of ($222,637) versus a net loss before income taxes of ($500,594) in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004 the Company had total assets of $49,524,095 with shareholders' equity of $36,060,404. The Company has a net pre-taxed unrealized gain of $25,635,758 and $16,919,600 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $48,537,767 with short-term loans of $ 4,039,865 with 4,609,826 shares outstanding. The Company has the current liabilities of $13,463,691. Included in these liabilities are deferred taxes of $8,716,158. These deferred taxes would occur if the Company chose to sell its entire portfolio. Current liabilities minus these deferred taxes equals $4,747,533.

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

      The Company sells, as well as offers to lease or rent the BVA-100 as part of the overall marketing plan. The Company also loans the instrument for a limited time period, however, facilities evaluating the instrument must pay for the kits. Daxor Capital was established through a relationship with De Lage Landen (DLL). The significance of this relationship is as sales through leases increases, Daxor will not have to diminish its capital outlay for equipment as DLL will fund the net present value of the lease upon installation of the equipment. In an effort to obtain the best rates for our clients, the Company will also work with other independent leasing firms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is currently not exposed to any risk from currency fluctuations. The company's investment portfolio is a major source of revenue. The market value of this portfolio is related to fluctuations with the electric utility industry. Between 5% and 10% of the Company's portfolio are non-utilities. The Company will sell puts on stocks that it is willing to own. The Company neither sells naked calls nor engages in derivative transactions. Fluctuations in the value of these holdings for the past 5 years are reflected and closely correlated with changes in the total assets of the Company.

Item 4. Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, that materially affected or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

      The Company has pending two claims incurred in the normal course of business, which, in the opinion of management, as well as the advice of outside legal counsel, there is no merit to these claims nor will they have a material effect on the financial statements.

Item 2. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Shareholders held June 24, 2004, the 2004 Stock Option Plan was approved and the following directors were elected:

                       Joseph Feldschuh, MD
                       Robert Willens
                       James Lombard
                       Martin Wolpoff
                       Stephen Valentine

Item 3. Exhibits and Reports on Form 8-K

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


DATE: August 11, 2004                          By: /s/ JOSEPH FELDSCHUH, M.D.
                                               ------------------------------
                                               JOSEPH FELDSCHUH, M.D.,
                                               President and Chief Executive
                                                     Officer


DATE: August 11, 2004                          By: /s/ STEPHEN FELDSCHUH
                                               -------------------------
                                               STEPHEN FELDSCHUH
                                               Vice President of Operations
                                               And Chief Financial Officer