Form 10-Q
period 2004-09-30
DAXOR CORP
filed 2004-11-09
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED SEPTEMBER 30, 2004
Commission File Number 0-12248

DAXOR CORPORATION

(Exact Name as Specified in its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	13-2682108 (I.R.S. Employer Identification No.)

350 Fifth Ave
Suite 7120
New York, New York 10118

(Address of Principal Executive Offices & Zip Code)

Registrant’s Telephone Number: (Including Area Code)	(212) 244-0555

          Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|	No |_|

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT September 30, 2004

COMMON STOCK
PAR VALUE: $.O1 per share	4,610,826

DAXOR CORPORATION
FINANCIAL STATEMENTS

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2004	December 31, 2003

ASSETS

CURRENT ASSETS
Cash	$64,107	$3,324
Marketable Securities at Fair Value
September 30, 2004 and December 31,
2003. (Notes 1 and 2)	51,134,384	47,399,159
Accounts receivable	177,756	137,008
Other current assets	427,039	388,400

Total Current Assets	51,803,286	47,927,891

EQUIPMENT AND IMPROVEMENTS
Storage tanks	125,815	125,815
Leasehold improvements, furniture
and equipment	952,612	931,468
Laboratory equipment	291,571	291,571

	1,369,998	1,348,854
Less: Accumulated depreciation and amortization	1,081,111	1,045,481

Net equipment and improvements	288,887	303,373

Other Assets	69,268	69,268

Total Assets	$52,161,441	$48,300,532

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$101,280	$183,052
Loans payable (Notes 1 and 2)	4,394,365	2,502,106
Other Liabilities	565,127	667,123
Deferred Taxes (Note 1)	9,523,003	8,531,081

Total Liabilities	14,583,775	11,883,362

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,610,826 September 30,
2004 and 4,640,026 December 31, 2003	53,097	53,097
Additional Paid in capital	9,808,526	9,801,548
Net unrealized holding gains
on available-for-sale securities (Note 1)	18,485,830	16,560,334
Retained earnings	14,869,302	15,169,967

Treasury stock	(5,639,089)	(5,167,776)

Total Shareholders’ Equity	37,577,666	36,417,170

Total Liabilities and Shareholders’ Equity	$52,161,441	$48,300,532

See accompanying notes to financial statements

(F-1)

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2004	2003	2004	2003
REVENUES:

Operating revenues	$277,975	$301,816	$940,958	$810,910
Other revenues	3,817	3,143	11,103	11,429
Dividend income	516,525	527,591	1,483,325	1,438,232
Gains (losses) on sale
of securities	321,232	71,633	747,928	152,896

Total Revenues	1,119,549	904,183	3,183,314	2,413,467

COSTS AND EXPENSES

Operations of Laboratories &
Cost of Production	298,281	463,432	1,015,329	1,144,374
Selling, General, and
Administrative	842,582	596,638	2,379,960	1,891,992
Interest expense, net of
interest income	34,979	25,012	66,955	58,594

Total Costs and Expenses	1,175,842	1,085,082	3,462,244	3,094,960

Net Income (Loss) Before

Income Taxes	(56,293)	(180,899)	(278,930)	(681,493)

Provision for income taxes	2,675	(858)	21,735	20,787

Net Income (Loss)	$(58,968)	$(180,041)	$(300,665)	$(702,280)

Weighted Average Number
of Shares Outstanding	4,610,493	4,645,826	4,619,048	4,649,347

Net Income of (Loss) per
Common Equivalent Share	$(0.01)	$(0.04)	$(0.06)	$(0.15)

See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED

	September 30, 2004	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income or (loss)	$(300,665)	$(702,280)

Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation & Amortization	35,630	36,644
(Gain) loss on sale of investments	(747,928)	(152,896)
Basis of leased equipment sold	—	45,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(40,748)	(69,546)
(Increase) decrease in other current assets	(38,639)	(8,156)
Increase (decrease) in accounts payable, accrued
and other liabilities net of “short sales”	(76,872)	87,392

Total adjustments	(868,557)	(61,562)

Net cash provided by or (used in) operating activities	(1,169,222)	(763,842)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of equipment and
improvements	(21,144)	(40,465)
Net cash provided or (used) in purchase
and sale of investments	(733,345)	(548,032)
Net proceeds (repayments) of loans from
brokers used to purchase investments	1,292,259	1,074,864
Proceeds from “short sales” not closed	556,570	285,766

Net cash provided by or (used in) investing activities	1,094,340	772,133

CASH FLOWS FROM FINANCING ACTIVITIES:

Receipt / (repayment) of bank loan	600,000	200,000
Payment for purchase of treasury stock	(474,335)	(199,370)
Proceeds from sale of treasury stock	10,000	30,736

Net cash provided by or (used in) financing activities	135,665	31,366

Net increase (decrease) in cash and cash equivalents	60,783	39,657
Cash and cash equivalents at beginning of year	3,324	13,035

Cash and cash equivalents at end of period	$64,107	$52,692

See accompanying notes to financial statements

DAXOR CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

          In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and December 31, 2003, the results of operations for the three and nine months ended September 30,2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

(1) MARKETABLE SECURITIES

          Upon adoption of FASB No. 115, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. This has resulted in the balance sheet carrying value of the company’s marketable securities investments, as of September 30, 2004 and December 31, 2003 being increased approximately 121.12 % and 112.48% respectively over its historical cost. A corresponding increase in shareholders’ equity has been effectuated. In accordance with the provisions of FASB No. 115, the adjustment in shareholders’ equity to reflect the company’s unrealized gains has been made net of the tax effect had these gains been realized.

          The following tables summarize the company’s investments as of:

	September 30, 2004
Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$23,049,649	$51,104,834	$28,402,153	$346,968

Debt	75,902	29,550	3,370	49,722

Total	$23,125,551	$51,134,384	$28,405,523	$396,690

	December 31, 2003
Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$22,271,842	$47,368,871	$25,407,422	$310,393

Debt	35,902	30,288	2,170	7,784

Total	$22,307,744	$47,399,159	$25,409,592	$318,177

          At September 30, 2004 the securities held by the Company had a market value of $51,134,384 and a cost basis of $23,125,551 resulting in a net unrealized gain of $ 28,008,833 or 121.12% of cost.

          At December 31, 2003, the securities held by the Company had a market value of $47,399,159 and a cost basis of $22,307,744 resulting in a net unrealized gain of $25,091,415 or 112.48% of cost.

          At September 30, 2004 and December 31, 2003 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(2) LOANS PAYABLE

          As at September 30, 2004 and December 31, 2003, the Company had loans outstanding aggregating $1,500,000 and $900,000 borrowed on a short term basis from a bank, which are secured by certain marketable securities of the Company. The loans bear interest at approximately 3%.

          Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $2,894,365 at June 30, 2004 and $1,602,106 at December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Three months ended September 30, 2004 as compared with three months ended September 30, 2003.

          For the three months ended September 30, 2004 total revenues were $1,119,549 up from $904,183 in 2003. Operating revenues were $277,975 in 2004 down from $301,816 in 2003. Dividend income was $516,525 with a net interest expense of $34,979 in 2004, as compared to dividend income of $527,591 with a net interest expense of $25,012 in 2003. In 2004, the Company had a net loss before income taxes of $(56,293) versus a net loss before income taxes of $(180,899) in 2003. Total cost and Expenses in 2004 increased to $1,175,842 vs. $1,085,082 in 2003. This was related to increased marketing efforts and research and development expenses. The Company has increased research expenses for additional features to the BVA-100. Operating revenues decreased by 9% from the comparable quarter in 2003. The Company’s new sales team began marketing in the fourth quarter of 2003. The increase in operating revenues can be attributable to these sales efforts. The sales cycles from initial contact to a sale can be 6 to 12 months. As part of its sales and marketing expansion, the company will lend, it no cost, for a limited time period, or rent an instrument for a period of one year or less to a hospital for testing purposes. Under such an arrangement the company will only receive rental income for the instrument and income from the sale of kits. The Company anticipates that its sales of BVA-100 Blood Volume Analyzers and kits will become the major source of income for the Company. The Company is currently in the process of expanding its sales and marketing force.

Nine months ended September 30, 2004 as compared with nine months ended September 30, 2003.

          For the nine months ended September 30, 2004 total revenues were $3,183,314 up from $2,413,467 in 2003. Operating revenues in 2004 were $940,958 up from $810,910 in 2003. Selling and administrative expenses were $2,379,960 in 2004, vs. $1,891,992 in 2003. The increased expenses were related to the employment of additional sales and marketing personnel and increased research and development. In 2004, Dividend income was $1,483,325 with a net interest expense of $66,955 as compared to the dividend income of $1,438,232 with a net interest expense of $58,594 in 2003. In 2004, the Company had $747,928 in capital gains vs. $152,896 in 2003. In 2004, the Company had a net loss before income taxes of $(278,930) versus a net loss of $(681,493) before income taxes in 2003. The Company has adopted a policy that encourages leasing or renting of BVA-100 equipment to enable hospitals to obtain the equipment. This results in sales of kits but a slower recognition of operating income from BVA sales.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 2004 the Company had total assets of $52,161,441 with shareholders’ equity of $37,577,666. The Company has a net pre-taxed unrealized gain of $28,008,833 and $18,485,830 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders’ Equity. The Company’s stock portfolio had a market value of $51,134,384 with short-term loans of $ 4,394,365 with 4,610,826 shares outstanding. The Company has no long term debt. The Company has current liabilities of $14,583,775. Included in these liabilities are deferred taxes of $9,523,003. These deferred taxes would occur if the Company chose to sell its entire portfolio. Current liabilities minus these deferred taxes equals $5,060,772.

3

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

          The Company’s goal is to establish blood volume measurement as a standard of care in multiple areas of medicine and surgery. It is hoped that the publication of research studies from leading medical facilities will result in an increase in sales in both the Blood Volume Analyzer and its associated kits.

          The Company has an instrument loaner reagent plan which requires use of the Company’s reserves. The equipment loaner reagent plan permits a user to make a minimal initial capital commitment. This results in a slower return on capital expenditure for the Company. The Company has established a private label leasing program called Daxor Capital through De Lage Landen. With this arrangement Daxor receives the net present value of the lease upon the signed completion of the installation of the equipment.

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

4

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 2004	By: /s/ JOSEPH FELDSCHUH, M.D. ——————————————— JOSEPH FELDSCHUH, M.D., President and Chief Executive Officer

DATE: November 9, 2004	By: /s/ STEPHEN FELDSCHUH ——————————————— STEPHEN FELDSCHUH Vice President of Operations And Chief Financial Officer

5