Form 10-K/A
period 2003-12-31
DAXOR CORP
filed 2005-03-18
CIK 27367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Note: It has come to our attention that Frederick Kaden & Co., failed to register with the Public Company Accounting Oversight Board (PCAOB) prior to October 22, 2003 in accordance with Section 102 of the Sarbanes-Oxley Act of 2002. As such, Frederick Kaden & Co. is not qualified to audit the 12/31/03 10K Financial Statement. Therefore, at this time we are re-filing the 12/31/03 amended statement to reflect that the 10K is unaudited and unreviewed, and that Daxor is currently engaging in a search to obtain PCAOB registered accountants who will audit this and future statements. At that time, the 12/31/03 10K will be re-filed.

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

Selected Operations Statement Data:

                                                          Year Ended December 31,
                                    2003            2002            2001           2000            1999
                                    ----            ----            ----           ----            ----
                                 Unaudited
                                 ---------
Operating revenues              $ 1,013,647     $   767,608     $   591,692    $   635,868     $   500,969
Other revenues                       15,571          35,694         166,676        109,920          74,407
Dividend income                   1,897,669       1,858,025       1,860,289      1,842,583       1,856,119
Gains on sale of investments        238,550          40,610          97,719         57,399         469,595
                                -----------     -----------     -----------    -----------     -----------
Total revenues                    3,165,437       2,701,937       2,716,376      2,645,770       2,901,090
                                -----------     -----------     -----------    -----------     -----------

Costs and expenses:
Operations of laboratories
  & costs of production           1,489,264         805,985         814,657      1,052,000         833,751
Selling, general and
  administrative                  2,644,967       2,028,200       1,412,687      1,429,395       2,016,004
Interest expenses, net
  of interest income                 83,133          39,257         119,926        198,341         147,105
                                -----------     -----------     -----------    -----------     -----------
Total costs and expenses          4,217,364       2,873,442       2,347,270      2,679,736       2,996,860
                                -----------     -----------     -----------    -----------     -----------

Net loss before
  income taxes                   (1,051,927)       (171,505)        369,106        (33,966)        (95,770)
Provision for income taxes           24,262          22,346          69,751         21,228           1,360
                                -----------     -----------     -----------    -----------     -----------

Net income/(loss)               $(1,076,189)    $  (193,851)    $   299,355    $   (55,194)    $   (97,130)
                                ===========     ===========     ===========    ===========     ===========

Weighted average number of
  shares outstanding              4,647,350       4,662,947       4,664,909      4,675,826       4,721,492
                                -----------     -----------     -----------    -----------     -----------

Net income per common
  equivalent share              $     (0.23)    $     (0.04)    $      0.06    $     (0.01)    $     (0.02)
                                ===========     ===========     ===========    ===========     ===========

Selected Balance Sheet Data:

                                               Year Ended December 31,
                           2003           2002           2001           2000           1999
                           ----           ----           ----           ----           ----
                        Unaudited
                        ----------
Working capital         36,044,529     33,136,421     34,979,217     38,309,247     28,869,309

Total assets            48,300,532     41,573,565     43,540,153     49,575,118     35,846,065

Total liabilities*      11,883,362      8,026,668      8,211,186     10,903,280      6,566,496

Shareholders' equity    36,417,170     33,546,897     35,328,967     38,671,838     29,279,569

Return on equity*             0.00%          0.00%          0.77%          0.00%          0.00%

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

YEAR ENDED DECEMBER 31, 2003 (unaudited) AS COMPARED TO DECEMBER 31, 2002

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

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying consolidated balance sheets of Daxor Corporation as at December 31, 2002, the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item F-6 and F-7.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Daxor Corporation as at December 31, 2002, and the results of their operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.


Frederick A. Kaden & Co.

Brentwood, New York
March 24, 2003

Index to Financial Statements and Financial Schedules

Consolidated Financial Statements as at December 31, 2003 (unaudited) and 2002 and for the three years ended December 31, 2003
Balance Sheets                                                               F-2
Statements of Income                                                         F-3
Statements of Shareholders' Equity                                           F-3
Statements of Cash Flows                                                     F-4

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

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS
================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                       December 31,         December 31,
                                                           2003                 2002
                                                           ----                 ----
                                                        Unaudited
----------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                   $      3,324         $     13,035
Marketable Securities at Fair Value
December 31,2003 and  December 31,
2002. (Notes 1 and 2)                                    47,399,159           40,573,162
Accounts receivable                                         137,008              211,979
Other current assets                                        388,400              364,913
                                                       ------------         ------------

Total Current Assets                                     47,927,891           41,163,089

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                               125,815              125,815
Leasehold improvements, furniture
and equipment                                               931,468              928,581
Laboratory equipment                                        291,571              290,104
                                                       ------------         ------------
                                                          1,348,854            1,344,500
Less: Accumulated depreciation and amortization           1,045,481            1,005,625
                                                       ------------         ------------
Net equipment and improvements                              303,373              338,875

Other Assets                                                 69,268               71,601

Total Assets                                           $ 48,300,532         $ 41,573,565
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
                                                       ============         ============

See accompanying notes to financial statements


                                     (F-2)

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                      Year Ended December 31,
                                                                      -------------------------
                                                        2003            2002            2001
                                                        ----            ----            ----
                                                     Unaudited
Revenues:
-----------------------------------------------------------------------------------------------
Operating revenues                                  $ 1,013,647     $   767,608     $   591,692
Other revenues                                           15,571          35,694         166,676
Dividend income                                       1,897,669       1,858,025       1,860,289
Gains  on sale of securities                            238,550          40,610          97,719
                                                    -----------     -----------     -----------
Total Revenues                                        3,165,437       2,701,937       2,716,376
                                                    -----------     -----------     -----------
-----------------------------------------------------------------------------------------------
Costs and expenses:
-----------------------------------------------------------------------------------------------
Operations of Laboratories & Costs of Production      1,489,264         805,985         814,657
Selling, General, and Administrative                  2,644,967       2,028,200       1,412,687
Interest expense, net of interest income                 83,133          39,257         119,926
                                                    -----------     -----------     -----------
Total costs and expenses                              4,217,364       2,873,442       2,347,270
                                                    -----------     -----------     -----------
Net Income/( Loss)  before Income Taxes              (1,051,927)       (171,505)        369,106
Provision for income taxes (Note 9)                      24,262          22,346          69,751
                                                    -----------     -----------     -----------
Net Loss                                            $(1,076,189)    $  (193,851)    $   299,355
                                                    ===========     ===========     ===========

Weighted Average Number of Shares Outstanding         4,647,100       4,662,947       4,664,909
                                                    -----------     -----------     -----------

Net Income per Common Equivalent Share              $     (0.23)    $     (0.04)    $      0.06
                                                    ===========     ===========     ===========

See accompanying notes to financial statements

================================================================================
DAXOR CORPORATION
STATEMENTS OF SHAREHOLDER'S EQUITY

                                                               Three Years Ended December 31, 2003
                                                               -----------------------------------

                                      Common stock                         Additional
                                         Number                              Paid-in            Retained             Treasury
                                        of Shares          Amount            Capital            Earnings               Stock
                                        ---------          ------            -------            --------               -----
--------------------------------------------------------------------------------------------------------------------------------
Balance January 1,2001                  4,664,909         $ 53,097        $  9,798,232        $ 16,140,652         $ (4,813,530)
--------------------------------------------------------------------------------------------------------------------------------
Net income for the year ended
December 31,2001                                                                                   299,355
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31,2001                4,664,909         $ 53,097        $  9,798,232        $ 16,440,007         $ (4,813,530)
--------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,2002                                                                              $   (193,851)
Purchase of Treasury Stock                 (7,125)                                                                 $   (109,535)
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31,2002                4,657,784         $ 53,097        $  9,798,232        $ 16,246,156         $ (4,923,065)
--------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
December 31,2003 (unaudited)                                                                  $ (1,076,189)
Sale of Treasury Stock                      2,142                         $      3,316                             $     27,420
Purchase of Treasury Stock                (19,900)                                                                 $   (272,131)
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31,2003
(unaudited)                             4,640,026         $ 53,097        $  9,801,548        $ 15,169,967         $ (5,167,776)
==========================================================--------==============================================================

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year ended December 31,

                                                          2003            2002            2001
                                                          ----            ----            ----
                                                       Unaudited
Cash flows from operating activities:
Net income or (loss)                                   $(1,076,189)    $  (193,851)    $   299,355
                                                       -----------     -----------     -----------
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation                                                47,189          54,453          57,735
(Gain) loss on sale of investments                        (238,550)        (40,610)        (97,719)
(Gain) loss on sale of equipment                                --          (2,750)             --
 Basis of leased equipment sold                             45,000              --              --
Change in assets and liabilities:
(Increase) decrease in accounts receivable                  74,971         (37,737)        (66,315)
(Increase) decrease in other current assets                (23,487)        (52,603)         51,448
(Increase) decrease in other assets
                   net of amortization                          --            (300)        (33,900)
Increase (decrease) in accounts payable, accrued
expenses and other liabilities net of "short sales"         66,471          60,626          11,024

Total adjustments                                          (28,406)        (18,921)        (77,727)
                                                       -----------     -----------     -----------

Net cash provided by operating activities               (1,104,595)       (212,772)        221,628
                                                       -----------     -----------     -----------

Cash flows from investing activities:
Payment for purchase of equipment and
improvements                                               (54,354)       (114,879)        (10,994)
Proceeds from sale of equipment                                 --           2,750              --
Net cash provided or (used) in purchase
and sale of investments                                   (340,893)       (517,207)        962,111
Net proceeds (repayments) of loans from
brokers used to purchase investments                       868,060         734,046        (775,363)
Proceeds from "short sales" not closed                     663,466          98,683          16,128
                                                       -----------     -----------     -----------

Net cash provided by/(used in) investing activities      1,136,279         203,393         191,882
                                                       -----------     -----------     -----------

Cash flows from financing activities
Receipt / (repayment) of bank loan                         200,000        (300,000)             --
Proceeds from sale of treasury stock                        30,736
Payment for purchase of treasury stock                    (272,131)       (109,535)             --
                                                       -----------     -----------     -----------

Net cash used in financing activities                      (41,395)       (409,535)             --
                                                       -----------     -----------     -----------
Net increase (decrease) in cash and
cash equivalents                                            (9,711)       (418,914)        413,510
Cash and cash equivalents at beginning of year              13,035         431,949          18,439
                                                       -----------     -----------     -----------

Cash and cash equivalents at end of year               $     3,324     $    13,035     $   431,949
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

                         December 31, 2003 (Unaudited)

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

(8) Interest Expense and Income

      Interest expense was $86,675, $40,532, and $120,373 and interest income was $3,542, $1,275 and $447 in 2003, 2002 and 2001 respectively.

(9)  Income Taxes

           The following is a reconciliation of the federal statutory tax rate of 35% for 2003, 2002 and 2001, with the provision for income taxes:

                                           2003           2002           2001
                                           ----           ----           ----
                                         Unaudited
                                         ---------

Statutory tax rate                              0              0        107,774
Tax benefit of NOL                                                     -107,774
State and city taxes                       24,262         22,346         69,751
                                          -------        -------        -------
Provision for income taxes                 24,262         22,346         69,751
                                          -------        -------        -------
Effective federal tax rate                      0%             0%             0%
                                          -------        -------        -------

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

                           December 31, 2003 (Unaudited)

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

SCHEDULE IX
SHORT-TERM BORROWINGS
Years Ended December 31, 2003 (Unaudited), 2002, 2001

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

SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION

--------------------------------------------------------------------------------
          COLUMN A                                          COLUMB B
--------------------------------------------------------------------------------

            Item                                  Charged to costs and expenses
            ----                                     Year ended December 31,
                                                     -----------------------

                                                   2003        2002        2001
                                                   ----        ----        ----
                                               (Unaudited)
                                               -----------
Maintenance and repairs                          $     *     $    *      $     *
Depreciation and amortization
of intangible assets pre-
operating costs and
similar deferrals                                 47,189      54,453      57,735
Taxes, other than payroll and
  income taxes                                         *           *           *
Royalties                                             --          --          --
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

Part IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

o     Unaudited report.

o     Independent Auditor's Report

o Consolidated Financial Statements as at December 31, 2003 (unaudited) and 2002 and for the three years ended December 31, 2003, 2002, and 2001

o     Consolidated Balance Sheets- December 31, 2003 (unaudited) and 2002

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