Form 10-Q/A
period 2004-03-31
DAXOR CORP
filed 2005-03-18
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

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

         Index to Financial Statements

         Consolidated Balance Sheets as at March 31, 2004 and
         December 31, 2003                                                   F-1

         Consolidated Statements of Income for the Three Months
         Ended March 31, 2004 and 2003                                       F-2

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2004 and 2003                                F-3

         Notes to Financial Statements                                 F-4 & F-5

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS[UNAUDITED]

                                                     March 31,     December 31,
                                                       2004           2003
                                                       ----           ----
                                                    Unreviewed      Unaudited
                                                    ----------      ---------
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                               $     55,502    $      3,324
Marketable Securities at Fair Value
March 31,2004 and  December 31,
2003. (Notes 1 and 2)                                49,131,109      47,399,159
Accounts receivable                                     187,536         137,008
Other current assets                                    388,468         388,400
                                                   ------------    ------------

Total Current Assets                                 49,762,615      47,927,891

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                           125,815         125,815
Leasehold improvements, furniture
and equipment                                           939,038         931,468
Laboratory equipment                                    291,571         291,571
                                                   ------------    ------------
                                                      1,356,424       1,348,854
Less: Accumulated depreciation and amortization       1,057,421       1,045,481
                                                   ------------    ------------
Net equipment and improvements                          299,003         303,373

Other Assets                                             69,268          69,268

Total Assets                                       $ 50,130,886    $ 48,300,532
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
                                                   ============    ============
See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                        2004           2003
                                                        ----           ----
                                                     Unreviewed
                                                     ----------
Revenues:
--------------------------------------------------------------------------------
Operating revenues                                   $   408,248    $   218,683
Other revenues                                       $     3,643    $     3,143
Dividend income                                          493,569        479,889
Gains / (losses) on sale of securities                   225,066         35,902
                                                     -----------    -----------

Total Revenues                                         1,130,526        737,617
                                                     -----------    -----------
--------------------------------------------------------------------------------

Costs and expenses:
--------------------------------------------------------------------------------
Operations of Laboratories & Costs of Production         381,162        337,259
Selling, General, and Administrative                     691,152        638,886
Interest expense, net of interest income                  19,443         14,507
                                                     -----------    -----------

Total Costs and Expenses                               1,091,757        990,652
                                                     -----------    -----------

Net Income /(Loss) Before Income Taxes                    38,769       (253,035)

Provision for income taxes                                19,005         21,550
                                                     -----------    -----------

Net Income /(Loss)                                   $    19,764    $  (274,585)
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding          4,633,659      4,656,584
                                                     ===========    ===========

Net Income / (Loss)  per Common Equivalent Share     $      0.00    $     (0.06)
                                                     ===========    ===========

See accompanying notes to consolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                            2004         2003
                                                            ----         ----
                                                         Unreviewed
                                                         ----------
Cash flows from operating activities:
Net income or (loss)                                     $  19,764    ($274,585)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation & Amortization                                 11,940       12,233
(Gain) loss on sale of investments                        (225,066)     (35,902)
 Basis of leased equipment sold                                          22,500
Change in assets and liabilities:
(Increase) decrease in accounts receivable                 (50,528)       5,827
(Increase) decrease in other current assets                    (68)     (72,688)
Increase (decrease) in accounts payable, accrued
and other liabilities net of "short sales"                   4,198       60,907
                                                         ---------    ---------
Total adjustments                                         (259,524)      (7,123)
                                                         ---------    ---------
Net cash provided by / (used in) operating activities     (239,760)    (281,708)
                                                         ---------    ---------

Cah flows from investing activities:
Payment for purchase of equipment and
improvements                                                (7,570)     (20,892)
Net cash provided or (used) in purchase
and sale of investments                                   (270,699)    (256,667)
Net proceeds (repayments) of loans from
brokers used to purchase investments                      (238,905)     288,559
Proceeds from "short sales" not closed                     362,375      140,719
                                                         ---------    ---------
Net cash provided by / (used in) investing activities     (154,799)     151,719
                                                         ---------    ---------

Cash flows from financing activities
Receipt / (repayment) of bank loan                         600,000      200,000
Payment for purchase of treasury stock                    (153,263)     (45,586)
                                                         ---------    ---------
Net cash provided by / (used in) financing activities      446,737      154,414
                                                         ---------    ---------
Net increase (decrease) in cash and
cash equivalents                                            52,178       24,425
Cash and cash equivalents at beginning of year               3,324       13,035
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  55,502    $  37,460
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

      The following tables summarize the Company's investments as of:

                                 March 31, 2004 (Unreviewed)
                                 ---------------------------
Type of                                            Unrealized       Unrealized
security              Cost         Fair Value     Holding gains   holding losses
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
                   ===========     ===========     ===========     ===========

                                December 31, 2003 (Unaudited)
                                -----------------------------
                                                   Unrealized       Unrealized
Type of security      Cost         Fair Value     holding gains   holding losses
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