Form 10-Q/A
period 2004-06-30
DAXOR CORP
filed 2005-03-18
CIK 27367

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

                                DAXOR CORPORATION
                              FINANCIAL STATEMENTS

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                       June 30,          December 31,
                                                         2004               2003
                                                         ----               ----
                                                      Unreviewed          Unaudited
                                                      ----------          ---------
ASSETS

CURRENT ASSETS
Cash                                                 $     20,028       $      3,324
Marketable Securities at Fair Value
June 30,2004 and  December 31,
2003. (Note 1)                                         48,537,767         47,399,159
Accounts receivable                                       223,897            137,008
Other current assets                                      376,748            388,400
                                                     ------------       ------------

Total Current Assets                                   49,158,440         47,927,891

EQUIPMENT AND IMPROVEMENTS
Storage tanks                                             125,815            125,815
Leasehold improvements, furniture
and equipment                                             948,362            931,468
Laboratory equipment                                      291,571            291,571
                                                     ------------       ------------
                                                        1,365,748          1,348,854
Less: Accumulated depreciation and amortization         1,069,361          1,045,481
                                                     ------------       ------------
Net equipment and improvements                            296,387            303,373

Other Assets                                               69,268             69,268

Total Assets                                         $ 49,524,095       $ 48,300,532
                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities             $    148,137       $    183,052
Loans payable (Note 2)                                  4,039,865          2,502,106
Other Liabilities                                         559,531            667,123
Deferred Taxes (Note 1)                                 8,716,158          8,531,081
                                                     ------------       ------------
Total  Liabilities                                     13,463,691         11,883,362


SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share:
Authorized 10,000,000 shares: issued and
outstanding shares 4,609,826 June 30,
2004 and 4,640,026 December 31, 2003                       53,097             53,097
Additional Paid in capital                              9,801,548          9,801,548
Net unrealized holding gains
on available-for-sale securities (Note 1)              16,919,600         16,560,334
Retained earnings                                      14,928,270         15,169,967
Treasury stock                                         (5,642,111)        (5,167,776)
                                                     ------------       ------------
Total Shareholders' Equity                             36,060,404         36,417,170

Total Liabilities and Shareholders' Equity           $ 49,524,095       $ 48,300,532
                                                     ============       ============

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30                             JUNE 30

                                                    2004              2003              2004              2003
                                                    ----              ----              ----              ----
                                                 Unreviewed                          Unreviewed
REVENUES:

Operating revenues                              $   254,735       $   290,411       $   662,983       $   509,094
Other revenues                                        3,643             5,143             7,286             8,286
Dividend income                                     473,231           430,752           966,800           910,641
Gains (losses) on sale
of securities                                       201,630            45,361           426,696            81,263

Total Revenues                                      933,239           771,667         2,063,765         1,509,284
                                                -----------       -----------       -----------       -----------

COSTS AND EXPENSES

Operations of Laboratories &
Cost of Production                                  335,886           343,683           717,048           680,942
Selling, General, and
Administrative                                      846,226           656,468         1,537,378         1,295,354
Interest expense, net of
interest income                                      12,533            19,075            31,976            33,582
                                                -----------       -----------       -----------       -----------

Total Costs and Expenses                          1,194,645         1,019,226         2,286,402         2,009,878
                                                -----------       -----------       -----------       -----------

Net Income (Loss) Before Income
Taxes                                              (261,406)         (247,559)         (222,637)         (500,594)

Provision for income taxes                               55                95            19,060            21,645
                                                -----------       -----------       -----------       -----------

Net Income (Loss)                               $  (261,461)      $  (247,654)      $  (241,697)      $  (522,239)
                                                ===========       ===========       ===========       ===========

Weighted Average Number of Shares
Outstanding                                       4,612,993         4,645,631         4,623,326         4,651,108

Net Income or (Loss) per Common Equivalent
Share                                           $     (0.05)      $     (0.05)      $     (0.05)      $     (0.11)
                                                ===========       ===========       ===========       ===========

See accompanying notes to financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED

                                                             JUNE 30,        JUNE 30,
                                                               2004            2003
                                                               ----            ----
                                                            Unreviewed
                                                            ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income or (loss)                                        $(241,697)      $(522,239)
                                                            ---------       ---------
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation & Amortization                                    23,880          24,466
(Gain) loss on sale of investments                           (426,696)        (81,263)
 Basis of leased equipment sold                                                45,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable                    (86,889)         19,019
(Increase) decrease in other current assets                    11,652         (24,607)
Increase (decrease) in accounts payable,  accrued
and other liabilities net of "short sales"                    (34,915)         (4,644)
                                                            ---------       ---------

Total adjustments                                            (512,968)        (22,029)
                                                            ---------       ---------

Net cash provided by or (used in) operating activities       (754,665)       (544,268)
                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of equipment and
improvements                                                  (16,894)        (27,150)
Net cash provided or (used) in purchase
and sale of investments                                      (831,035)       (670,892)
Net proceeds (repayments) of loans from
brokers used to purchase investments                          937,759         999,262
Proceeds from "short sales" not closed                        555,874         240,945
                                                            ---------       ---------
Net cash provided by or (used in) investing activities        645,704         542,165
                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Receipt / (repayment) of bank loan                            600,000         200,000
Payment for purchase of treasury stock                       (474,335)       (181,136)
Proceeds from sale of treasury stock                               --          30,736

                                                            ---------       ---------
Net cash provided by or (used in) financing activities        125,665          49,600
                                                            ---------       ---------

Net increase (decrease) in cash and cash equivalents           16,704          47,497
Cash and cash equivalents at beginning of year                  3,324          13,035
                                                            ---------       ---------

Cash and cash equivalents at end of period                  $  20,028       $  60,532
                                                            =========       =========

See accompanying notes to financial statements

                                DAXOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

                                        June 30, 2004 (Unreviewed)

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