Form 10-Q/A
period 2004-09-30
DAXOR CORP
filed 2005-03-18
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

DAXOR CORPORATION
FINANCIAL STATEMENTS

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2004 Unreviewed	December 31, 2003 Unaudited

ASSETS

CURRENT ASSETS
Cash	$64,107	$3,324
Marketable Securities at Fair Value
September 30, 2004 and December 31,
2003. (Notes 1 and 2)	51,134,384	47,399,159
Accounts receivable	177,756	137,008
Other current assets	427,039	388,400

Total Current Assets	51,803,286	47,927,891

EQUIPMENT AND IMPROVEMENTS
Storage tanks	125,815	125,815
Leasehold improvements, furniture
and equipment	952,612	931,468
Laboratory equipment	291,571	291,571

	1,369,998	1,348,854
Less: Accumulated depreciation and amortization	1,081,111	1,045,481

Net equipment and improvements	288,887	303,373

Other Assets	69,268	69,268

Total Assets	$52,161,441	$48,300,532

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$101,280	$183,052
Loans payable (Notes 1 and 2)	4,394,365	2,502,106
Other Liabilities	565,127	667,123
Deferred Taxes (Note 1)	9,523,003	8,531,081

Total Liabilities	14,583,775	11,883,362

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

See accompanying notes to financial statements

(F-1)

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2004 Unreviewed	2003	2004 Unreviewed	2003
REVENUES:

Operating revenues	$277,975	$301,816	$940,958	$810,910
Other revenues	3,817	3,143	11,103	11,429
Dividend income	516,525	527,591	1,483,325	1,438,232
Gains (losses) on sale
of securities	321,232	71,633	747,928	152,896

Total Revenues	1,119,549	904,183	3,183,314	2,413,467

COSTS AND EXPENSES

Operations of Laboratories &
Cost of Production	298,281	463,432	1,015,329	1,144,374
Selling, General, and
Administrative	842,582	596,638	2,379,960	1,891,992
Interest expense, net of
interest income	34,979	25,012	66,955	58,594

Total Costs and Expenses	1,175,842	1,085,082	3,462,244	3,094,960

Net Income (Loss) Before

Income Taxes	(56,293)	(180,899)	(278,930)	(681,493)

Provision for income taxes	2,675	(858)	21,735	20,787

Net Income (Loss)	$(58,968)	$(180,041)	$(300,665)	$(702,280)

Weighted Average Number
of Shares Outstanding	4,610,493	4,645,826	4,619,048	4,649,347

Net Income of (Loss) per
Common Equivalent Share	$(0.01)	$(0.04)	$(0.06)	$(0.15)

See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED

	September 30, 2004	September 30, 2003
	Unreviewed

CASH FLOWS FROM OPERATING ACTIVITIES

Net income or (loss)	$(300,665)	$(702,280)

Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation & Amortization	35,630	36,644
(Gain) loss on sale of investments	(747,928)	(152,896)
Basis of leased equipment sold	—	45,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(40,748)	(69,546)
(Increase) decrease in other current assets	(38,639)	(8,156)
Increase (decrease) in accounts payable, accrued
and other liabilities net of “short sales”	(76,872)	87,392

Total adjustments	(868,557)	(61,562)

Net cash provided by or (used in) operating activities	(1,169,222)	(763,842)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of equipment and
improvements	(21,144)	(40,465)
Net cash provided or (used) in purchase
and sale of investments	(733,345)	(548,032)
Net proceeds (repayments) of loans from
brokers used to purchase investments	1,292,259	1,074,864
Proceeds from “short sales” not closed	556,570	285,766

Net cash provided by or (used in) investing activities	1,094,340	772,133

CASH FLOWS FROM FINANCING ACTIVITIES:

Receipt / (repayment) of bank loan	600,000	200,000
Payment for purchase of treasury stock	(474,335)	(199,370)
Proceeds from sale of treasury stock	10,000	30,736

Net cash provided by or (used in) financing activities	135,665	31,366

Net increase (decrease) in cash and cash equivalents	60,783	39,657
Cash and cash equivalents at beginning of year	3,324	13,035

Cash and cash equivalents at end of period	$64,107	$52,692

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

	September 30, 2004 (Unreviewed)
Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$23,049,649	$51,104,834	$28,402,153	$346,968

Debt	75,902	29,550	3,370	49,722

Total	$23,125,551	$51,134,384	$28,405,523	$396,690

	December 31, 2003 (Unaudited)
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