Form 10-Q/A
period 2004-03-31
DAXOR CORP
filed 2005-04-15
CIK 27367

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

      CLASS                                     OUTSTANDING AT MARCH 31, 2004
--------------------------------------------------------------------------------
      COMMON STOCK
PAR VALUE: $.O1 per share                                4,628,426

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS (Unaudited)                            2
                  Condensed Consolidated Balance Sheets as at March 31,
                  2004 and December 31, 2003                                F-1

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31,2004 and 2003         F-2

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2004 and 2003        F-3

                  Notes to Condensed Consolidated Financial Statements    F-4-5

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
                  Signatures

         Item 3.  Exhibit Index

Item 1.  Financial Statements (Unaudited)

         Index to Financial Statements

         Condensed Consolidated Balance Sheets as at March 31,
         2004 and December 31, 2003                                       F-1

         Condensed Consolidated Statements of Operations for the
         three months Ended March 31, 2004 and 2003                       F-2

         Condensed Consolidated Statements of Cash Flows for
         the three months ended March 31, 2004 and 2003                   F-3

         Notes to Condensed Consolidated Financial Statements             F-4-5

                                DAXOR CORPORATION
                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS[UNAUDITED]

                                                           March 31,          December 31,
                                                             2004                 2003
                                                             ----                 ----
------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                    $     55,502          $      3,324
Available-for-sale securities                             49,131,109            47,399,159
Accounts receivable                                          187,536               137,008
Inventory                                                    146,185               146,185
Prepaid and other current assets                             242,283               242,215
                                                        ------------          ------------

Total Current Assets                                      49,762,615            47,927,891

PROPERTY AND EQUIPMENT
Machinery and equipment                                      735,259               727,689
Furniture and fixtures                                       325,635               325,635
Leasehold improvements                                       295,530               295,530
                                                        ------------          ------------
                                                           1,356,424             1,348,854
Less: Accumulated depreciation and amortization            1,057,421             1,045,481
                                                        ------------          ------------
Property and equipment, net                                  299,003               303,373
Other Assets                                                  69,268                69,268
                                                        ------------          ------------
Total Assets                                            $ 50,130,886          $ 48,300,532
                                                        ============          ============

------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities                $    183,150          $    183,052
Loans payable                                              2,863,201             2,502,106
Other Liabilities                                            370,132               667,123
Deferred Taxes                                             9,176,962             8,531,081
                                                        ------------          ------------
Total  Liabilities                                        12,593,445            11,883,362

STOCKHOLDERS' EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,309,750 shares
Outstanding - 4,628,426 and 4,639,026
 shares, respectively                                         53,097                53,097
Additional Paid in capital                                 9,801,548             9,801,548
Unrealized holding gains
 on available-for-sale securities, net of tax             17,814,104            16,560,334
Retained earnings                                         15,189,731            15,169,967
Treasury stock, at cost, 681,324 and 670,724
 shares, respectively                                     (5,321,039)           (5,167,776)
                                                        ------------          ------------
Total Stockholders' Equity                                37,537,441            36,417,170
                                                        ------------          ------------

Total Liabilities and Stockholders' Equity              $ 50,130,886          $ 48,300,532
                                                        ============          ============

See accompanying notes to condensed consolidated financial statements

DAXOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,


                                                       2004           2003
                                                       ----           ----
Revenues:
-----------------------------------------------------------------------------
Operating revenues                                 $   408,248    $   218,683
                                                   -----------    -----------
                                                       408,248        218,683
Total Operating Revenues
                                                   -----------    -----------
-----------------------------------------------------------------------------

Costs and expenses:
-----------------------------------------------------------------------------
Operations of Laboratories & Costs of Production       381,162        337,259
Selling, General, and Administrative                   710,157        660,436
                                                   -----------    -----------
                                                     1,091,319        997,695
Total Costs and Expenses
                                                   -----------    -----------
Loss from operations                                  (683,071)      (779,012)

Other income (expense):
Dividend income                                        493,569        479,889
Gains on sale of securities                            225,066         35,902
Other revenues                                           3,643          3,143
Interest expense, net                                  (19,443)       (14,507)
                                                   -----------    -----------
Total other income                                     702,835        504,427
                                                   -----------    -----------

Net Income /(Loss) Before Income Taxes                  19,764       (274,585)

Provision for income taxes                                   0              0
                                                   -----------    -----------

Net Income /(Loss)                                 $    19,764    $  (274,585)
                                                   ===========    ===========

Weighted Average Number of Shares Outstanding        4,632,659      4,656,584
                                                   ===========    ===========

Net Income / (Loss)per Common Equivalent Share     $      0.00    $     (0.06)
                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements

DAXOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                          2004         2003
                                                          ----         ----

Cash flows from operating activities:
Net income or (loss)                                   $  19,764    ($274,585)
Adjustments to reconcile net income
(loss) to net cash used in
operating activities:
Depreciation & Amortization                               11,940       12,233
Gain on sale of investments                             (225,066)     (35,902)
Change in assets and liabilities:
(Increase) decrease in accounts receivable               (50,528)       5,827
(Increase) decrease in other current assets                  (68)     (72,688)
Increase in accounts payable, accrued
and other liabilities net of "short sales"                 4,198       60,907
                                                       ---------    ---------
Total adjustments                                       (259,524)     (29,623)
                                                       ---------    ---------
Net cash used in operating activities                   (239,760)    (304,208)
                                                       ---------    ---------

Cash flows from investing activities:
Purchase of property and equipment                        (7,570)     (20,892)
Proceeds from sale of equipment, net                                   22,500
Purchases of investments, net                           (270,699)    (256,667)
Net proceeds from (repayments of)loans from
 brokers used to purchase investments                   (238,905)     288,559
Proceeds from "short sales" not closed                   362,375      140,719
                                                       ---------    ---------
Net cash provided by / (used in)investing activities    (154,799)     174,219
                                                       ---------    ---------

Cash flows from financing activities
Proceeds from bank loan                                  600,000      200,000
Purchase of treasury stock                              (153,263)     (45,586)
                                                       ---------    ---------
Net cash provided by financing activities                446,737      154,414
                                                       ---------    ---------
Net increase in cash and
cash equivalents                                          52,178       24,425

Cash and cash equivalents at beginning of year             3,324       13,035
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  55,502    $  37,460
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements

                                DAXOR CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation years ended December 31, 2003, 2002 and 2001, included in Daxor Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      These consolidated financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the consolidated financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

(2)   AVAILABLE-FOR-SALE SECURITIES

      Upon adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company's portfolio is best characterized as "Available-For-Sale". SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income
(Loss)in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company's available-for-sale securities, as at March 31, 2004 and December 31, 2003, of approximately 121.91% and 112.48%,respectively, over its historical cost.

      In accordance with the provisions of SFAS No. 115, the adjustment in stockholders' equity has been made net of the tax effect had these gains been realized.

      The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company's investments as of:

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
                   ===========     ===========     ===========     ===========

      At March 31, 2004 the securities held by the Company had a market value of $49,131,109 and a cost basis of $22,140,043 resulting in a net unrealized gain of $ 26,991,066 or 121.91% of cost. Debt securities, which consist of Bonds, are scheduled to mature in May 2003, April 2006 and May 2008.

      At December 31, 2003, the securities held by the Company had a market value of $47,399,159 and a cost basis of $22,307,744 resulting in a net unrealized gain of $25,091,415 or 112.48% of cost.

      At March 31, 2004 and December 31, 2003 marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value.

(3)   INVENTORY

      Inventory is stated at the lower of cost or market, using the first-in, first-out method (FIFO), and consists primarily of finished goods.

(4)   Other Assets

      Included in Other Assets is an intangible asset (Customer List) that was being amortized over its estimated useful life of 15 years. The asset was recorded at its original cost of $35,000 and has accumulated amortization of $6,222 at March 31, 2004 and December 31, 2003, respectively. Amortization expense was $2,333 for the year ended December 31, 2003.

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management periodically reviews the asset's value for potential impairment. This review is currently underway for the current period and management has taken the position of suspending amortization of the asset until the review is completed.

(5)   LOANS PAYABLE

      As at March 31, 2004 and December 31, 2003, the Company has a note payable of $1,500,000 and $900,000, respectively, with a bank. The note matures each year, with an option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates depending on the individual amount of each borrowing.

      The loans bear interest at approximately 3.0% and are secured by certain marketable securities of the Company.

      Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $1,363,201 at March 31, 2004 and $1,602,106 at December 31, 2003.

(6)   Subsequent Events (Unaudited)

      Effective July 6, 2004, the Company instituted the Daxor Corporation 2004 Stock Option Plan. This Plan was created to provide incentive to employees, officers, agents, consultants and independent contractors of the Company by offering proprietary interest in the Company.

      The Company was involved in a dispute with its landlord in New York City. This dispute arose out of a rental rate dispute. In February 2005, the dispute was settled and the Company voluntarily agreed to pay the landlord approximately $45,000 in additional rent. This $45,000 liability was accrued for the purposes of this financial statement presentation and is listed in Accrued Expenses.

(7)   SELECTED FINANCIAL DATA (Unaudited)

Selected Quarterly Financial Data

                                                  Quarter Ended
                                         ----------------------------------
                                          March 31, 2004    March 31, 2003

        Total operating revenues            $   408,248       $ 218,683
        Total revenue and other income      $ 1,130,526       $ 737,617
        Gross profit (loss)                 $  (683,071)      $(779,012)
        Net income (loss)                   $    19,764       $(274,585)
        Net income (loss) per share         $       .00       $    (.06)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2. RESULTS OF OPERATIONS

Three months ended March 31, 2004 as compared with three months ended March 31, 2003

      For the three months ended March 31, 2004 total revenues and other income increased by 53% to $1,130,526 from $737,617 in 2003. Operating revenues increased by 87% to $408,248 in 2004 from $218,683 in 2003. There were capital gains in 2004 of $225,066 up from $35,902 in 2003. Dividend income was $493,569 with a net interest expense of $19,443 in 2004, as compared to dividend income of $479,889 with a net interest expense of $14,507 in 2003. In 2004, the Company had a net income before income taxes of $38,769 versus a net loss before income taxes of ($253,035) in 2003. Total Costs and Expenses increased by 10% in 2004 to $1,091,757 vs. $990,652 in 2003. This was related to increased marketing efforts and research and development expenses. The Company has increased research expenses for additional features to the BVA-100. The Company's new sales team began marketing in the fourth quarter of 2002. The increase in operating revenues can be attributable to these sales efforts. The sales cycles from initial contact to a sale can be 6 to 12 months. The Company anticipates that the sales of the BVA-100 Blood Volume Analyzers and kits will become the major source of income for the Company. The Company plans to continue expanding its sales and marketing force, which currently consists of 12 salesmen and 4 support personnel.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31,2004 the Company had total assets of $50,130,886 with stockholders' equity of $37,537,441 as compared to total assets of $39,272,928 with stockholders' equity of $31,529,228 at March 31,2003. Despite increasing its expenses, the Company has significantly increased its financial base as compared to one year ago. The Company has a net pre-taxed unrealized gain of $26,991,066 and $17,814,104 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Stockholders' Equity. The Company's stock portfolio had a market value of $49,131,109 with short-term loans of $ 2,863,201 with 4,628,426 shares outstanding. The Company has current liabilities of $12,593,445. Included in these liabilities are deferred taxes of $9,176,962. These deferred taxes would occur if the Company chose to sell its entire portfolio. Current liabilities minus these deferred taxes is $3,416,483.

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


DATE: April 15, 2005                            By: /s/ JOSEPH FELDSCHUH, M.D.
                                                  --------------------------
                                                  JOSEPH FELDSCHUH, M.D.,
                                                  President and Chief Executive
                                                  Officer


DATE: April 15, 2005                            By: /s/ STEPHEN FELDSCHUH
                                                  -----------------------
                                                  STEPHEN FELDSCHUH
                                                  Vice President of Operations
                                                  And Chief Financial Officer