Form 10-Q/A
period 2004-06-30
DAXOR CORP
filed 2005-04-15
CIK 27367

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

         CLASS                              OUTSTANDING AT June 30, 2004
--------------------------------------------------------------------------------
       COMMON STOCK
PAR VALUE: $.O1 per share                            4,608,826

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)                                   PAGE

         Condensed Consolidated Balance Sheets as at June 30, 2004 and
              December 31, 2003                                              F-1

         Condensed Consolidated Statements of Operations for the
              three and six Months ended June 30, 2004 and 2003              F-2

         Condensed Consolidated Statement of Cash Flows for the six
              months ended June 30, 2004 and 2003                            F-3

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

Item 1.  Financial Statements (Unaudited)

         Index to Financial Statements

         Condensed Consolidated Balance Sheets as at June 30, 2004 and
              December 31, 2003                                              F-1

         Condensed Consolidated Statements of Operations for the
              Three and Six Months ended June 30, 2004 and 2003              F-2

         Condensed Consolidated Statement of Cash Flows for the Six
              Months ended June 30, 2004 and 2003                            F-3

         Notes to Condensed Consolidated Financial Statements           F-4 to 5

                                DAXOR CORPORATION
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS [UNAUDITED]

                                                       June 30,         December 31,
                                                         2004               2003
                                                     ------------       ------------
ASSETS

CURRENT ASSETS
Cash                                                 $     20,028       $      3,324
Available-for-sale securities                          48,537,767         47,399,159
Accounts receivable                                       223,897            137,008
Inventory                                                 146,185            146,185
Prepaid and other current assets                          230,563            242,215
                                                     ------------       ------------

Total Current Assets                                   49,158,440         47,927,891

PROPERTY AND EQUIPMENT
Machinery and equipment                                   744,362            727,689
Furniture and fixtures                                    325,856            325,635
Leasehold improvements                                    295,530            295,530
                                                     ------------       ------------
                                                        1,365,748          1,348,854
Less: Accumulated depreciation and amortization         1,069,361          1,045,481
                                                     ------------       ------------
Property and equipment, net                               296,387            303,373

Other Assets                                               69,268             69,268
                                                     ------------       ------------
Total Assets                                         $ 49,524,095       $ 48,300,532
                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities             $    148,137       $    183,052
Loans payable                                           4,039,865          2,502,106
Other Liabilities                                         559,531            667,123
Deferred Taxes                                          8,716,158          8,531,081
                                                     ------------       ------------
Total  Liabilities                                     13,463,691         11,883,362

STOCKHOLDERS' EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,309,750 shares
Outstanding - 4,608,826 June 30,
2004 and 4,639,026 shares, respectively                    53,097             53,097
Additional Paid in capital                              9,801,548          9,801,548
Unrealized holding gains
on available-for-sale securities, net of tax           16,919,600         16,560,334
Retained earnings                                      14,928,270         15,169,967
Treasury stock, at cost, 700,924 and 670,724
 Shares, respectively                                  (5,642,111)        (5,167,776)
                                                     ------------       ------------
Total Stockholders' Equity                             36,060,404         36,417,170
                                                     ------------       ------------
Total Liabilities and Stockholders' Equity           $ 49,524,095       $ 48,300,532
                                                     ============       ============

See accompanying notes to condensed consolidated financial statements

DAXOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30                         JUNE 30

                                         2004            2003            2004            2003
                                     -----------     -----------     -----------     -----------
REVENUES:

Operating revenues                   $   254,735     $   290,411     $   662,983     $   509,094
                                     -----------     -----------     -----------     -----------
Total Operating Revenues                 254,735         290,411         662,983         509,094
                                     -----------     -----------     -----------     -----------

COSTS AND EXPENSES

Operations of Laboratories &
Cost of Production                       335,886         343,683         717,048         680,942
Selling, General, and
Administrative                           846,281         656,563       1,556,438       1,316,999
                                     -----------     -----------     -----------     -----------

Total Costs and Expenses               1,182,167       1,000,246       2,273,486       1,997,941
                                     -----------     -----------     -----------     -----------

Loss from operations                    (927,432)       (709,835)     (1,610,503)     (1,488,847)

Other income (expense):

Dividend income                          473,231         430,752         966,800         910,641
Gains (losses) on sale
of securities                            201,630          45,361         426,696          81,263
Other revenues                             3,643           5,143           7,286           8,286
Interest expense, net                    (12,533)        (19,075)        (31,976)        (33,582)
                                     -----------     -----------     -----------     -----------
Total other income                       665,971         462,181       1,368,806         966,608
                                     -----------     -----------     -----------     -----------

Net Loss Before Income
Taxes                                   (261,461)       (247,654)       (241,697)       (522,239)

Provision for income taxes                     0               0               0               0
                                     -----------     -----------     -----------     -----------

Net Loss                             $  (261,461)    $  (247,654)    $  (241,697)    $  (522,239)
                                     ===========     ===========     ===========     ===========

Weighted Average Number of Shares
Outstanding                            4,632,659       4,645,631       4,622,326       4,651,108

Net Loss per Common Equivalent
Share                                $     (0.06)    $     (0.05)    $     (0.05)    $     (0.11)
                                     ===========     ===========     ===========     ===========

See accompanying notes to condensed consolidated financial statements

DAXOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED

                                                         JUNE 30,      JUNE 30,
                                                           2004          2003
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                $(241,697)    $(522,239)
                                                        ---------     ---------
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation & Amortization                                23,880        24,466
Gain on sale of investments                              (426,696)      (81,263)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                (86,889)       19,019
(Increase) decrease in other current assets                11,652       (24,607)
Decrease in accounts payable, accrued
and other liabilities net of "short sales"                (34,915)       (4,644)
                                                        ---------     ---------

Total adjustments                                        (512,968)      (67,029)
                                                        ---------     ---------

Net cash used in operating activities                    (754,665)     (589,268)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and
Equipment                                                 (16,894)      (27,150)
Proceeds from sale of equipment, net                                     45,000
Purchases of investments, net                            (831,035)     (670,892)
Net proceeds of loans from
 brokers used to purchase investments                     937,759       999,262
Proceeds from "short sales" not closed                    555,874       240,945
                                                        ---------     ---------
Net cash provided by investing activities                 645,704       587,165
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from  bank loan                                  600,000       200,000
Purchase of treasury stock                               (474,335)     (181,136)
Proceeds from sale of treasury stock                           --        30,736

                                                        ---------     ---------
Net cash provided by financing activities                 125,665        49,600
                                                        ---------     ---------

Net increase in cash and cash equivalents                  16,704        47,497

Cash and cash equivalents at beginning of year              3,324        13,035
                                                        ---------     ---------

Cash and cash equivalents at end of period              $  20,028     $  60,532
                                                        =========     =========

See accompanying notes to condensed consolidated financial statements

                                DAXOR CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statementof the financial position and results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation years ended December 31, 2003, 2002 and 2001, included in Daxor Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

(1) MARKETABLE SECURITIES

      Upon adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company's portfolio is best characterized as "Available-For-Sale". SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income
(Loss)in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company's available-for-sale securities, as at June 30, 2004 and December 31, 2003, of approximately 111.94% and 112.48%,respectively, over its historical cost.

      In accordance with the provisions of SFAS No. 115, the adjustment in stockholders' equity has been made net of the tax effect had these gains been realized.

      The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company's investments as of:

                                       June 30, 2004
                                       -------------

Type of                                          Unrealized         Unrealized
security          Cost          Fair Value      holding gains     holding losses
--------       -----------     -----------      -------------     --------------

Equity         $22,826,107     $48,509,492       $26,002,538       $   319,153

Debt                75,902          28,275             2,470            50,097
               ---------------------------------------------------------------

Total          $22,902,009     $48,537,767       $26,005,008       $   369,250
               ===========     ===========       ===========       ===========

                                      December 31, 2003
                                      -----------------

Type of                                          Unrealized         Unrealized
security          Cost          Fair Value      holding gains     holding losses
--------       -----------     -----------      -------------     --------------

Equity         $22,271,842     $47,368,871       $25,407,422       $   310,393

Debt                35,902          30,288             2,170             7,784
               ---------------------------------------------------------------

Total          $22,307,744     $47,399,159       $25,409,592       $   318,177
               ===========     ===========       ===========       ===========

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

(4) OTHER ASSETS

      Included in Other Assets is an intangible asset (Customer List) that was being amortized over its estimated useful life of 15 years. The asset was recorded at its original cost of $35,000 and has accumulated amortization of $6,222 at June 30, 2004 and December 31, 2003, respectively. Amortization expense was $2,333 for the year ended December 31, 2003.

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management periodically reviews the asset's value for potential impairment. This review is currently underway for the current period and management has taken the position of suspending amortization of the asset until the review is completed.

(3) LOANS PAYABLE

      As at June 30, 2004 and December 31, 2003, the Company has a note payable of $1,500,000 and $900,000, respectively, with a bank. The note matures each year, with an option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates depending on the individual amount of each borrowing.

      The loans bear interest at approximately 3.0% and are secured by certain marketable securities of the Company.

      Short term margin debt due to brokers, secured by the Company's marketable securities, totaled $2,539,865 at June 30, 2004 and $1,602,106 at December 31, 2003.

(4) Subsequent Events (Unaudited)

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

(5) SELECTED FINANCIAL DATA (Unaudited)

Selected Quarterly Financial Data

                                                                  Quarter Ended

                                                 Three Months                       Six Months
                                        -----------------------------------------------------------------

                                        June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
      Total operating revenues           $   254,735      $   290,411      $   662,983      $   509,094
      Total revenue and other income     $   933,239      $   771,667      $ 2,063,765      $ 1,509,284
      Gross profit (loss)                $  (927,432)     $  (709,835)     $(1,610,503)     $(1,488,847)
      Net income (loss)                  $  (261,461)     $  (247,654)     $  (241,697)     $  (522,239)
      Net income (loss) per share        $      (.06)     $      (.05)     $      (.05)     $      (.11)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 as compared with three months ended June 30, 2003.

      For the three months ended June 30, 2004 total revenues and other income was $933,239, up from $771,667 in 2003. Operating revenues were $254,735 in 2004 down from $290,411 in 2003. Dividend income was $473,231 with a net interest expense of $12,533 in 2004, as compared to dividend income of $430,752 with a net interest expense of $19,075 in 2003. In 2004, the Company had a net loss of $(261,461) versus a net loss of $(247,654) in 2003.

      Total costs and expenses in 2004 increased to $1,194,700 vs. $1,019,321 in 2003. This was related to increased marketing efforts and research and development expenses. Operating revenues decreased by 12% from the comparable quarter in 2003. The Company anticipates that sales of the BVA-100 Blood Volume Analyzers and kits will be the major source of income for the Company. The Company plans to continue expanding its sales and marketing force, which currently consists of 12 salesmen and 4 support personnel.

Six months ended June 30, 2004 as compared with six months ended June 30, 2003.

      For the six months ended June 30, 2004, total revenues and other income was $2,063,765 up from $1,509,284 in 2003. Operating revenues were $662,983 up from $509,094 in 2003. Selling and administrative expenses were $1,556,438 in 2004, vs. $1,316,999 in 2003. The increased expenses were related to the employment of additional sales and marketing personnel. In 2004, Dividend income was $966,800 with a net interest expense of $31,976 as compared to the dividend income of $910,641 with a net interest expense of $33,582 in 2003. In 2004, the Company had $426,696 in capital gains vs. $81,263 in 2003. In 2004, the Company had a net loss of ($222,637) versus a net loss of ($500,594) in 2003.

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