Form 10-K/A
period 2003-12-31
DAXOR CORP
filed 2005-04-18
CIK 27367

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

                           Yes |X|             No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $22,532,281. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $15.60.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of April 11, 2005: 4,637,326 shares.

                      DOCUMENTS INCORPARATED BY REFERENCE:

The information required by Part III is incorporated by reference from the proxy statement for the 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's 2003 year end.

                                DAXOR CORPORATION
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

Item                               Description                              Page
----                               -----------                              ----

                                     PART I

Item 1. Business                                                               2
Item 2. Properties                                                            11
Item 3. Legal Proceedings                                                     11
Item 4. Submission of Matters to a Vote of Security Holders                   12

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder
        Matters                                                               12
Item 6. Selected Financial Data                                               13
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14
Item 7A.Quantitative and Qualitative Disclosures about Market Risk            16
Item 8. Consolidated Financial Statements                                     16

        Index to Financial Statements and Schedules                           17
Item 9. Changes and Disagreements with Accountants on Accounting
        and Financial Disclosure                                              18
Item 9A.Controls and Procedures                                               18

                                    PART III

Item 10.Directors and Executive Officers of the Registrant                    18
Item 11.Executive Compensation                                                18
Item 12.Security Ownership of Certain Beneficial Owners and Management
        Related Shareholder Matters                                           18
Item 13.Certain Relationships and Related Transactions                        18
Item 14.Principal Accountant Fees and Services                                18

                                     PART IV

Item 15.Exhibits, Financial Statement Schedule and Reports on Form 8-K        19
        Signatures                                                            20

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

Blood volume measurement has been available for more than 60 years in formats that required as much as four to eight hours of technician time with variable degrees of accuracy. Due to the time required, certain technical shortcuts were often used which reduced the accuracy of the measurement. An additional problem was the difficulty of calculating an accurate expected normal blood volume for a specific individual. Normal blood volume has been shown to vary in relation to the degree of deviation from ideal weight. A leaner individual has a higher blood volume percentage of body weight as compared to an obese individual. The computations for an individual's normal expected blood volume were complex and time consuming. The BVA-100(TM) Blood Volume Analyzer automated these computations by calculating blood volume measurement to within accuracy of approximately 98% while providing the precise measurement of the normal blood volume for that specific individual based on the height, weight and sex of the patient. In emergency situations, preliminary results can be available within 15 to 20 minutes, and final results within 45 to 50 minutes. The Company's patented injection and collection kit, Volumex(TM), utilizes Albumin I-131 which is a classic tracer used for blood volume measurement. The kit includes two matching standards along with the pre-measured volumetric flow chamber. This kit has resulted in the elimination of the previous time consuming steps whereby the institution needed to create its own standards.

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

Idant (Division of Scientific Medical Systems, a wholly owned subsidiary of Daxor Corporation) Semen (Sperm) Banking

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

Labor Force

On March 24, 2004, the Company had a labor force of 35, which was leased through ADP TotalSource. The Company believes that its labor force relations are good.

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

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock is traded on the American Stock Exchange under the symbol DXR.

2003

                                                       High           Low
                                                       ----           ---
      First Quarter                                    16.15         13.86
--------------------------------------------------------------------------------
      Second Quarter                                   16.25         11.60
--------------------------------------------------------------------------------
      Third Quarter                                    17.65         14.50
--------------------------------------------------------------------------------
      Fourth Quarter                                   15.40         13.50
--------------------------------------------------------------------------------

2002

                                                       High           Low
                                                       ----           ---
      First Quarter                                    19.65         17.35
--------------------------------------------------------------------------------
      Second Quarter                                   19.09         16.50
--------------------------------------------------------------------------------
      Third Quarter                                    17.50         15.00
--------------------------------------------------------------------------------
      Fourth Quarter                                   16.10         14.00
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

Selected Operations Statement Data:

                                                             Year Ended December 31,
                                       2003            2002            2001           2000            1999
                                   -----------     -----------     -----------    -----------     -----------
Revenues and other income:
Operating revenues                 $ 1,013,647     $   767,608     $   591,692    $   635,868     $   500,969
Dividend income                      1,897,669       1,858,025       1,860,289      1,842,583       1,856,119
Gains on sale of investments           238,550          40,610          97,719         57,399         469,595
Other revenues                          15,571          35,694         166,676        109,920          74,407
                                   -----------     -----------     -----------    -----------     -----------
Total revenues and other income      3,165,437       2,701,937       2,716,376      2,645,770       2,901,090
                                   -----------     -----------     -----------    -----------     -----------

Costs and other expenses:
Operations of laboratories
  & costs of production              1,489,264         805,985         814,657      1,052,000         833,751
Selling, general and
  administrative                     2,669,229       2,050,546       1,482,438      1,450,623       2,017,364
Interest expense, net                   83,133          39,257         119,926        198,341         147,105
                                   -----------     -----------     -----------    -----------     -----------
Total costs and other expenses       4,241,626       2,895,788       2,417,021      2,700,964       2,998,220
                                   -----------     -----------     -----------    -----------     -----------

Net income (loss) before
  income taxes                      (1,076,189)       (193,851)        299,355        (55,194)        (97,130)
Provision for income taxes                   0               0               0              0               0
                                   -----------     -----------     -----------    -----------     -----------

Net income/(loss)                  $(1,076,189)    $  (193,851)    $   299,355    $   (55,194)    $   (97,130)
                                   ===========     ===========     ===========    ===========     ===========

Weighted average number of
  shares outstanding                 4,647,350       4,662,947       4,664,909      4,675,826       4,721,492
                                   -----------     -----------     -----------    -----------     -----------

Net income (loss) per common
  equivalent share                 $     (0.23)    $     (0.04)    $      0.06    $     (0.01)    $     (0.02)
                                   ===========     ===========     ===========    ===========     ===========

Selected Balance Sheet Data:

                                               Year Ended December 31,
                           2003           2002           2001           2000           1999
                        ----------     ----------     ----------     ----------     ----------
Working capital         36,044,529     33,136,421     34,979,217     38,309,247     28,869,309

Total assets            48,300,532     41,573,565     43,540,153     49,575,118     35,846,065

Total liabilities       11,883,362*     8,026,668      8,211,186     10,903,280      6,566,496

Shareholders' equity    36,417,170     33,546,897     35,328,967     38,671,838     29,279,569

Return on equity*             0.00%          0.00%          0.77%          0.00%          0.00%

* Return on equity is calculated by dividing the Company's net income for the period by the shareholders' equity at the beginning of the period.

* Total liabilities include deferred taxes of $8,531,081 for unrealized Gains in 2003.

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

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO DECEMBER 31, 2002

Total operating revenues increased by 32% to $1,013,647 in 2003, up from $767,608 reported in 2002. Dividend income earned on the Company's securities portfolio was $1,897,669 an increase from the $1,858,025 reported in 2002. Gains on the sale of investments were $238,550 in 2003 as compared to $40,610 in 2002. Operating revenues increased to $1,013,647 in 2003, an increase of 32% from $767,608 in 2002. Total costs and expenses increased by 47% to $4,217,364 in 2003 from $2,873,442 in 2002. Total income increased by 17% to $3,165,437 in 2003, up from $2,701,937 reported in 2002. Total income includes dividend income, gains on sale of investments, and other miscellaneous income. The increase in operating expenses was primarily due to increased hiring of personnel and additional marketing and selling expenses related to the Blood Volume Analyzer. The Company anticipated these increased operating expenses and intends to continue expanding its marketing and sales staff. There was a net loss before income taxes of $(1,076,189) in 2003 vs. a loss of ($193,851) in 2002. In 2003, the Company's total assets were $48,300,532 with loans (short-term) totaling $2,502,106. The Company's asset to debt ratio in 2003 was 19.3:1. In 2002, the Company's total assets were $41,573,565 with loans (short-term) totaling $1,434,046. The Company's asset to debt ratio in 2002 was 29:1.

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO DECEMBER 31, 2001

Total operating revenues increased by 30% to $767,608 in 2002, up from $591,692 reported in 2001. Dividend income earned on the Company's securities portfolio was $ 1,858,025 a decrease from the $1,860,289 reported in 2001. Gains on the sale of investments were $40,610 in 2002 as compared to $97,719 in 2001. Operating revenues increased to $767,608 in 2002 from $591,692 in 2001. Total cost and expenses increased to $2,873,442 from $2,347,270 in 2001. This increase was partially caused by increased hiring of personnel and additional marketing and selling expenses. Total income was $2,701,937 in 2002, down from $2,716,376 reported in 2001. Total income includes dividend income and gains on sale of investments. There was a net loss before income taxes of ($193,851)in 2002 vs.a net income before income taxes of $299,355 in 2001.

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

At December 31, 2003, the Company had $2,502,106 in short-term debt vs. $1,434,046 in 2002. At year-end 2003, shareholders' equity was $36,417,170. At year-end 2002, the Company had shareholders' equity of $33,546,897. At December 31, 2003 the Company's security portfolio had a market value of $47,399,159 vs. $40,573,162 in 2002. In 2002, the Company's sales staff was comprised of 4 salesmen plus 3 support personnel. The Company has recently expanded to 11 sales staff and 4 support personnel.

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

The Company sells, as well as offers to lease, or rent its Blood Volume Analyzer BVA-100(TM) as part of an overall marketing plan. The Company, also as part of its marketing program, will loan an instrument for a limited time period, however, facilities evaluating the instrument must pay for the kits. The Company established Daxor Capital with a relationship through De Lage Landen ("DLL"). Based in the Netherlands, it is one of the largest private banks in the world. De Lage Landen has extensive experience in capital equipment leasing through its existing relationships with premier corporations such as Toshiba and Abbott. The significance of this relationship is as sales through leases increases, Daxor will not have to diminish its capital outlay for equipment as DLL will fund the net present value of the lease upon installation of the equipment. In an effort to obtain the best rates for our clients, the Company will also work with other independent leasing firms.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is currently not exposed to any risk from currency fluctuations. The Company's investment portfolio is a major source of revenue. A summary of the status of this portfolio as of December 31, 2003 and 2002 is reported in Footnote #2 of the Consolidated Financial Statements. The market value of this portfolio is related to fluctuations with the electric utility industry. Between 5% and 10% of the Company's portfolio are non-utilities. The Company will sell puts on stocks that it is willing to own. The Company neither sells naked calls nor engages in derivative transactions. Fluctuations in the value of these holdings for the past 5 years are reflected and closely correlated with changes in the total assets of the Company (see item 6: selected financial data).

Item 8. Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Report of Independent Auditors
Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003,
  2002 and 2001
Consolidated Statements of Stockholders' Equity and Comprehensive Income for
  the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003,
  2002 and 2001.
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Daxor Corporation:

We have audited the accompanying consolidated balance sheet of Daxor Corporation and Subsidiary (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 2002 and 2001, and for the years then ended, were audited by other auditors whose report dated March 17, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
Saddle Brook, New Jersey
April 6, 2005

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying consolidated balance sheets of Daxor Corporation as at December 31, 2002 and 2001, the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2002.

These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and based on our audits.

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


Frederick A. Kaden & Co.

Brentwood, New York
March 24, 2003

                                DAXOR CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                 December 31,      December 31,
                                                     2003              2002
                                                 ------------      ------------
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                        $      3,324      $     13,035
Available-for-sale securities                      47,399,159        40,573,162
Accounts receivable                                   137,008           211,979
Inventory                                             146,185           149,225
Prepaid expenses and other current assets             242,215           215,688
                                                 ------------      ------------

Total Current Assets                               47,927,891        41,163,089

Property and equipment, net                           303,373           338,875
Other Assets                                           69,268            71,601
                                                 ------------      ------------

Total Assets                                     $ 48,300,532      $ 41,573,565
                                                 ============      ============

-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities         $    183,052      $    112,481
Loans payable                                       2,502,106         1,434,046
Other Liabilities                                     667,123           106,440
Deferred Taxes                                      8,531,081         6,373,701
                                                 ------------      ------------
Total  Liabilities                                 11,883,362         8,026,668

STOCKHOLDERS' EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,309,750 shares
Outstanding - 4,639,026 and 4,656,784
 shares, respectively                                  53,097            53,097
Additional paid in capital                          9,801,548         9,798,232
Unrealized holding gains on
available-for-sale securities, net of tax          16,560,334        12,372,477
Retained earnings                                  15,169,967        16,246,156
Treasury stock, at cost, 670,724 and 652,966
 shares, respectively                              (5,167,776)       (4,923,065)
                                                 ------------      ------------
Total Stockholders' Equity                         36,417,170        33,546,897
                                                 ------------      ------------

Total Liabilities and Stockholders' Equity       $ 48,300,532      $ 41,573,565
                                                 ============      ============

See accompanying notes to consolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                                -----------------------
                                                         2003             2002             2001
                                                     -----------      -----------      -----------
Revenues:
--------------------------------------------------------------------------------------------------
Operating revenues                                   $ 1,013,647      $   767,608      $   591,692
                                                     -----------      -----------      -----------
--------------------------------------------------------------------------------------------------
Costs and expenses:
--------------------------------------------------------------------------------------------------
Operations of laboratories & costs of production       1,489,264          805,985          814,657
Selling, general, and administrative                   2,669,229        2,050,546        1,482,438
                                                     -----------      -----------      -----------
Total costs and expenses                               4,158,493        2,856,531        2,297,095
                                                     -----------      -----------      -----------

Loss from operations                                  (3,144,846)      (2,088,923)      (1,705,403)

Other income (expense):
Dividend income                                        1,897,669        1,858,025        1,860,289
Gain on sale of securities                               238,550           40,610           97,719
Other revenues                                            15,571           35,694          166,676
Interest expense, net                                    (83,133)         (39,257)        (119,926)
                                                     -----------      -----------      -----------
Total other income                                     2,068,657        1,895,072        2,004,758
                                                     -----------      -----------      -----------

Net income/( loss)  before Income Taxes               (1,076,189)        (193,851)         299,355
Provision for income taxes                                     0                0                0
                                                     -----------      -----------      -----------
Net income (loss)                                    $(1,076,189)     $  (193,851)     $   299,355
                                                     ===========      ===========      ===========

Weighted Average Number of Shares Outstanding          4,645,700        4,662,947        4,664,909
                                                     -----------      -----------      -----------

Net income (loss) per share                          $     (0.23)     $     (0.04)     $      0.06
                                                     ===========      ===========      ===========

See accompanying notes to consolidated financial statements

================================================================================

DAXOR CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                               -------------------                                            -----------------------
                                   Common Stock                                                    Treasury Stock
                               -------------------   Additional   Accumulated                 -----------------------
                                 Number               Paid In    Comprehensive     Retained     Number
                               of Shares   Amount     Capital       Income        Earnings    of Shares     Amount         Total
                               ----------------------------------------------------------------------------------------------------
Balances, December 31, 2000    4,663,909   $53,097  $ 9,798,232  $ 17,493,387   $ 16,140,652             $(4,813,530)  $ 38,671,838

Change in unrealized gain on
securities, net of taxes                                           (3,642,226)                                           (3,642,226)

Net income                                                                           299,355                                299,355
                               ----------------------------------------------------------------------------------------------------

Balances, December 31, 2001    4,663,909    53,097    9,798,232    13,851,161     16,440,007              (4,813,530)    35,328,967

Change in unrealized gain on
securities, net of taxes                                           (1,478,684)                                           (1,478,684)

Net loss                                                                            (193,851)                              (193,851)

Purchase of tresury stock         (7,125)                                                                   (109,535)      (109,535)
                               ----------------------------------------------------------------------------------------------------

Balances, December 31, 2002    4,656,784    53,097    9,798,232    12,372,477     16,246,156       --     (4,923,065)    33,546,897

Change in unrealized gain on
securities, net of taxes                                            4,187,857                                             4,187,857

Net loss                                                                          (1,076,189)                            (1,076,189)

Sale of treasury stock             2,142                  3,316                                               27,420         30,736

Purchase of tresury stock        (19,900)                                                                   (272,131)      (272,131)
                               ----------------------------------------------------------------------------------------------------

Balances, December 31, 2003    4,639,026   $53,097  $ 9,801,548  $ 16,560,334   $ 15,169,967        0    $(5,167,776)  $ 36,417,170
                               ====================================================================================================

See accompanying notes to consolidated financial statements

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year ended December 31,

                                                            2003             2002             2001
                                                        -----------      -----------      -----------
Cash flows from operating activities:
Net income or (loss)                                    $(1,076,189)     $  (193,851)     $   299,355
                                                        -----------      -----------      -----------
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                                47,189           54,453           57,735
(Gain) loss on sale of investments                         (238,550)         (40,610)         (97,719)
(Gain) loss on sale of equipment                                 --           (2,750)              --
 Change in assets and liabilities:
(Increase) decrease in accounts receivable                   74,971          (37,737)         (66,315)
(Increase) decrease in inventory                              3,040          (48,477)          31,252
(Increase) decrease in other current assets                 (26,527)          (4,126)          20,196
(Increase) decrease in other assets
   net of amortization                                           --             (300)         (33,900)
Increase in accounts payable, accrued
expenses and other liabilities net of "short sales"          66,471           60,626           11,024
                                                        -----------      -----------      -----------
Total adjustments                                           (28,406)         (18,921)         (77,727)
                                                        -----------      -----------      -----------

Net cash provided by (used in)operating activities       (1,149,595)        (212,772)         221,628
                                                        -----------      -----------      -----------

Cash flows from investing activities:
Purchase of property and equipment                          (54,354)        (114,879)         (10,994)
Proceeds from sale of equipment, net                         45,000            2,750               --
Purchases of securities, net of sales                      (340,893)        (517,207)         962,111
Net proceeds from (repayments of) loans from
brokers used to purchase securities                         868,060          734,046         (775,363)
Proceeds from "short sales" not closed                      663,466           98,683           16,128
                                                        -----------      -----------      -----------

Net cash provided by investing activities                 1,181,279          203,393          191,882
                                                        -----------      -----------      -----------

Cash flows from financing activities:
Proceeds from (repayment of) bank loan                      200,000         (300,000)              --
Proceeds from sale of treasury stock                         30,736
Purchase of treasury stock                                 (272,131)        (109,535)              --
                                                        -----------      -----------      -----------

Net cash used in financing activities                       (41,395)        (409,535)              --
                                                        -----------      -----------      -----------
Net increase (decrease) in cash and
  cash equivalents                                           (9,711)        (418,914)         413,510

Cash and cash equivalents at beginning of year               13,035          431,949           18,439
                                                        -----------      -----------      -----------

Cash and cash equivalents at end of year                $     3,324      $    13,035      $   431,949
                                                        ===========      ===========      ===========

Non-cash investing activities:
Unrealized gain (loss) on securities, net
  Of deferred taxes                                     $ 4,187,857      $(1,478,684)     $(3,642,226)
                                                        ===========      ===========      ===========

Supplemental cash flow disclosure:
Interest paid                                           $    86,675      $    40,533      $   120,373
                                                        ===========      ===========      ===========

See accompanying notes to consolidated financial statements

                                DAXOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

      Daxor Corporation is a medical device manufacturing company that offers additional biotech services, such as cryobanking, through its wholly owned subsidiary Scientific Medical Systems Corp. The main focus of Daxor Corporation has been the development of an instrument that rapidly and accurately measures human blood volume. This instrument is used in conjunction with a single use diagnostic injection and collection kit.

Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Daxor Corporation and Scientific Medical Systems Corp, a wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

      The Company has one operating segment comprised of the sale of blood analysis equipment and related biotech services. The Company's business is currently conducted in the United States.

Cash and Cash Equivalents

      The Company considers cash equivalents to be all highly liquid investments purchased with an original maturity of 90 days or less.

Fair Value of Financial Instruments

      Carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, accounts receivable and payable, and accrued expenses approximate fair value because of their short maturities.

Available-for-Sale Securities

      Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies)that management has determined meet the definition of available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Equity section of the Balance Sheet as Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

      Historical cost is used by the Company to determine all gains and losses, and fair market value is obtained by readily available market quotes on all securities.

Accounts Receivable

      Accounts receivable are deemed to be fully collectible.

Inventory

      Inventory is stated at the lower of cost or market, using the first-in, first-out method (FIFO), and consists primarily of finished goods.

Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets generally consist of prepayments for future services and corporate income taxes. Prepayments are expensed when the services are received or as the prepaid income taxes are offset by the related income tax liability. All prepaid expenses and income taxes are expensed within one year of the Balance Sheet date and are thus classified as Current Assets.

Property and Equipment

      Property and Equipment is stated at cost and consists of laboratory and office equipment, furniture and fixtures, and leasehold improvements. These assets are depreciated under the straight-line method, over their estimated useful lives, which range from 5 to 39 years.

      Amounts spent to repair or maintain these assets arising out of the normal course of business are expensed in the period incurred. The cost of betterments and additions are capitalized and depreciated over the life of the asset. The cost of assets disposed of or determined to be non-revenue producing, together with the related accumulated depreciation applicable thereto, are eliminated from the accounts, and any gain or loss is recognized.

      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Currently, there is no impairment of any long-lived assets.

Income Taxes

      The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This pronouncement requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of event attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Comprehensive Income

      The Company reports components of comprehensive income under the requirements of SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and requires certain transactions to be presented as separate components of stockholders' equity. The Company currently reports the unrealized holding gains and losses, net of deferred taxes, as comprehensive income.

Stock Options

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on the net loss if the fair-value-based method has been applied to all outstanding and unvested awards in each period.

                                                    2003             2002           2001
                                                 -----------      ---------      ---------
      Net income (loss), as reported             $(1,076,189)     $(193,851)     $ 299,355
      Deduct total stock-based employee
      compensation expense determined
      under fair-value-based method, net
      of tax                                         (21,551)       (18,723)        (4,079)
                                                 -----------      ---------      ---------
      Proforma net income (loss)                 $(1,097,740)     $(212,574)     $ 295,276
                                                 ===========      =========      =========

      Pro forma net income (loss) per share:
      Basic and diluted                          $      (.24)     $    (.05)     $     .06
                                                 ===========      =========      =========

      No stock options were granted to employees in 2003. The weighted-average fair value per stock option granted in 2002 and 2001 was $4.61 and $5.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001: no dividend yield, expected volatility of 40.96% and 42.75%, respectively, risk-free interest rates of 2.13% and 3.52%, respectively and an expected life of 3 years for all years.

Research and Development

      Costs associated with the development of new products are charged to operations as incurred.

Advertising Costs

      Advertising expenditures relating to the advertising and marketing of the Company's products and services are expensed in the period incurred.

Earnings Per Share

      The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing income or loss by available to common stockholders by the weighted average number of common shares outstanding.

Leased Employees

      The Company has entered into an agreement with ADP TotalSource, whereby the Company leases its employee base from ADP. The agreement requires the Company to reimburse ADP for all employee wages, related taxes, employee benefit costs and human resource fees.

      The Company records these payments as the same classifications for which the reimbursement is made. (i.e. Wage reimbursements are recorded as wage expense.)

Future Accounting Requirements

      In December 2004, the FASB revised SFAS No. 123 (FAS 123R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for the third quarter of fiscal 2005.

      The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Further compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement is meant to eliminate any differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This Statement is required to be adopted in the first quarter of 2006; however, early application is permitted. The Company does not expect the adoption of this Statement to have a material impact on results of operations, financial position or cash flows.

      In December 2003, the FASB revised FIN No. 46 (FIN 46R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51., which requires entities with non-similar operations to consolidate if certain factors are present. The accounting provisions of FIN 46R became effective for periods ending after December 15, 2003. This Interpretation did not have any impact on results of operations, financial position or cash flows of Daxor Corporation.

Reclassifications

      Certain reclassifications have been made to the Company's 2002 and 2001 consolidated financial statements to conform to the current period presentations. Revenues, as previously presented, included dividend income, gains on the sale of securities, and miscellaneous income. For purposes of this financial statement presentation, these components of income have been reclassified as Other income.

(2) AVAILABLE-FOR-SALE SECURITIES

      Upon adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company's portfolio is best characterized as "Available-For-Sale". SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income
(Loss)in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company's available-for-sale securities, as at December 31, 2003 and December 31, 2002, of approximately 112.48% and 85.89%,respectively, over its historical cost.

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
              ===========      ===========      ===========        ===========

      At December 31, 2003, the securities held by the Company had a market value of $47,399,159 and a cost basis of $22,307,744 resulting in a net unrealized gain of $25,091,415 or 112.48% of cost. Debt securities, which consist of Bonds, are scheduled to mature in April 2006 and May 2008.

      At December 31, 2002, the securities held by the Company had a market value of $40,573,162 and a cost basis of $21,826,984 resulting in a net unrealized gain of $18,746,178 or 85.89% of cost.

      At December 31, 2003 and December 31, 2002 marketable securities, primarily consisting of preferred and common stocks of utility companies, and are valued at fair value.

(3) Property and Equipment

      Property and equipment as at December 31, 2003 and 2002, respectively, consist of:

                                                  2003                 2002
Machinery and equipment                        $   727,689          $   731,260
Furniture and fixtures                             325,635              317,710
Leasehold improvements                             295,530              295,530
                                               -----------          -----------
                                                 1,348,854            1,344,500
Accumulated depreciation                        (1,045,481)          (1,005,625)
                                               -----------          -----------
Property and equipment, net                    $   303,373          $   338,875
                                               ===========          ===========

For the years ended December 31, 2003, 2002 and 2001, depreciation expense for the above listed assets was $44,856, $52,120 and $56,179, respectively.

(4) Other Assets

      Included in Other Assets is an intangible asset (Customer List) that is being amortized over its estimated useful life of 15 years. The asset was recorded at its original cost of $35,000 and has accumulated amortization of $6,222 and $3,889 at December 31, 2003 and 2002, respectively. Amortization expense was $2,333 for the years ended December 31, 2003 and 2002.

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management periodically reviews the asset's value for potential impairment.

      As at December 31, 2003 and 2002, management does not believe that the value of this asset has been impaired.

(5) Loans Payable

      As at December 31, 2003 and December 31, 2002, the Company has a note payable of $900,000 and $700,000, respectively, with a bank. The note matures each year, with an option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates depending on the individual amount of each borrowing. The loans bears interest at approximately 3.0% at December 31, 2003 and 2002, respectively. These loans are secured by certain marketable securities of the Company.

      Short-term margin debt owed to various brokers, secured by the Company's marketable securities , totaled $1,602,106 at December 31, 2003 and $734,046 at December 31,

2002.

SHORT-TERM BORROWINGS
Years Ended December 31, 2003, 2002, 2001

---------------------------------------------------------------------------------------------------------
Column A                Column B           Column C        Column D         Column E           Column F
--------                --------           --------        --------         --------           --------
---------------------------------------------------------------------------------------------------------
                                         Weighted
                                         average         Maximum           Average           Weighted
Category of                              interest        amount            amount            average
aggregate              Balance at        rate at end     outstanding       outstanding       interest
short-term             the end of        of the          during this       during the        rates during
borrowings             period            period          period            period            the period
---------------------------------------------------------------------------------------------------------
2003
---------------------------------------------------------------------------------------------------------
Banks                     900,00            3.00%           900,000           883,333            3.00%
---------------------------------------------------------------------------------------------------------
Brokers                1,806,214            3.12%         2,345,940         1,360,120            3.88%
---------------------------------------------------------------------------------------------------------
All Categories         2,706,214            3.08%         3,245,940         2,243,134            3.56%
---------------------------------------------------------------------------------------------------------
2002
---------------------------------------------------------------------------------------------------------
Banks                    700,000            4.12%         1,000,000           725,000            4.07%
---------------------------------------------------------------------------------------------------------
Brokers                  734,046            4.05%           734,046           568,725            4.15%
---------------------------------------------------------------------------------------------------------
All Categories         1,434,046            4.08%         1,734,046         1,293,725            4.13%
---------------------------------------------------------------------------------------------------------
2001
---------------------------------------------------------------------------------------------------------
Banks                  1,000,000             5.7%         1,000,000         1,000,000            6.95%
---------------------------------------------------------------------------------------------------------
Brokers                        0            6.12%         1,054,607           678,343            6.01%
---------------------------------------------------------------------------------------------------------
All Categories         1,000,000            5.91%         2,054,607         1,678,343            6.54%
---------------------------------------------------------------------------------------------------------

The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

(6) Other Liabilities

      At December 31, 2003 and December 31, 2002, the Company also maintained a short position in certain marketable securities. These positions were sold for $663,466 at December 31, 2003, and $98,683 at December 31, 2002, and had
respective market values of $547,595 and $71,775 resulting in unrealized gains of $ 115,871 at December 31, 2003 and $26,908 at December 31, 2002.

(7) Stock Options

      The Company, through no formal Stock Option Plan, has issued options to purchase shares of common stock to various employees. All issuances were approved by the Board of Directors, and have various vesting schedules. As at December 31, 2003, none of the outstanding options were exercisable.

                  Details of the option activity is as follows:

                                                                        Weighted
                                                                        Average
                                                        Number of       Exercise
                                                          Shares          Price
                                                         --------       --------

Outstanding, December 31, 2000                              4,000        $10.0 0

  Granted                                                  15,600          17.67

  Exercised                                                    --             --

  Cancelled                                                    --             --
                                                         --------       --------

Outstanding, December 31, 2001                             19,600       $  16.10

  Granted                                                 102,000          15.25

  Exercised                                                    --             --

  Cancelled                                               (61,800)         15.27
                                                         --------       --------

Outstanding, December 31, 2002                             59,800       $  15.51

  Granted                                                      --             --

  Exercised                                                (1,000)         10.00

  Cancelled                                               (21,000)         15.33
                                                         --------       --------

Outstanding, December 31, 2003                             37,800       $  15.76
                                                         ========       ========

         Options Outstanding                                    Options Exercisable
---------------------------------------      -------------------------------------------------------
                                              Weighted-
                              Number           Average       Weighted-       Number        Weighted-
                          Outstanding at      Remaining      Average      Exercisable       Average
         Range of          December 31,      Contractual     Exercise     December 31,      Exercise
     Exercise Prices           2003             Life           Price          2004           Price
------------------------   ------------      -----------     ---------    ------------     ---------
       $8.00 - $10.00          3,000          1.7 years      $   10.00             --      $      --

      $14.00 - $18.00         34,800          3.4 years      $   16.26             --      $      --
                              ------                         ---------
                              37,800          3.3 years      $   15.76             --      $      --
                              ======                         =========

In addition to the employee options described above, the Company issued 25,000 options to a consultant on March 1, 2002 at an exercise price of $21.00. These options expire on March 1, 2005.

(7) Current Income Taxes

      The following is a reconciliation of the federal statutory tax rate of 34% for 2003, 2002 and 2001, with the provision for income taxes:

                                                    2003       2002       2001
                                                    ----       ----       ----

Statutory tax rate                                   (34)%      (34)%      (34)%
Tax benefit of NOL                                                          34%
State and city taxes
Loss not subject to taxation                          34%        34%
                                                    ----       ----       ----
Provision for income taxes                             0          0          0
                                                    ----       ----       ----
Effective federal tax rate                             0%         0%         0%
                                                    ----       ----       ----

      The Company, due to current losses and loss carry forwards from previous years, has not accrued or paid taxes based on income. It has, however, paid State and City taxes which were assessed on its Capital Base. In accordance with SFAS No. 109, Accounting for Income Taxes, these Capital Base assessments were not classified as income taxes.

(8) Deferred Income Taxes

      Deferred income taxes result from differences in the recognition of gains and losses on marketable securities, as well as operating loss carry forwards, for tax and financial statement purposes. The deferred income tax results in a liability for the marketable securities, while the operating loss carry forwards result in a deferred tax asset.

      A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the history of losses and the variability of operating results.

      The deferred tax liability that results from the marketable securities does not flow through the Statement of Operations due to the classification of the marketable securities as available-for-sale. Instead, the deferred tax liability is recorded against the Comprehensive income, in the Equity section.

      The deferred tax computations, computed at federal statutory rates of 34%, are as follows:

                                                     2003               2002
Deferred tax assets:
Net operating loss carry forwards                $ 4,278,848        $ 3,468,273
Valuation allowance                               (4,278,848)        (3,468,273)
                                                 -----------        -----------
Total deferred tax assets                                  0                  0
                                                 ===========        ===========

Deferred tax liabilities:
Fair market value adjustment
for available-for-sale securities                $ 8,531,081        $ 6,373,701
                                                 ===========        ===========

(9) Concentrations of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of marketable securities. The Company maintains its investments in four difference brokerage accounts, all of which are insured by Securities Investor Protection Corporation (SIPC). The limits of this insurance are up to $100,000 for the total amount of cash on deposit with each Broker, and up to $500,000 for the total amount of securities held by each Broker. Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at December 31, 2003, the fair market value of securities in excess of the SIPC insured limit is $45,884,624, while there is no cash on deposit in excess of the insured limit.

(10) Related Party Transactions

      The Company subleases a portion of its New York City office space to the President of the Company. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received in each the years ended December 31, 2003, 2002 and 2001 was $9,600.

(11) Research and Development Expenses

      Research and development expenses were $348,265, $330,000, and $325,745 for 2003, 2002, and 2001 respectively. All research and development costs are expensed in the period they are incurred.

(12) Interest Expense and Income

      Interest expense was $86,675, $40,532, and $120,373 and interest income was $3,542, $1,275 and $447 in 2003, 2002 and 2001 respectively.

(13) Commitments and Contingencies

      (A) Operating Leases

      The Company leases office and laboratory space in both New York City and Tennessee. The lease agreement for the New York City facility is a non-cancelable lease and will expire on December 31, 2015. The Tennessee facility is currently leased on a month-to-month basis.

      The Company subleases space in its New York facility to a related party and a third party. Both subtenants lease on a month to month basis with no formal agreement. The amount of rental income received for the years ended December 31, 2003, 2002 and 2001 was $15,571 and is classified as other income in the Statement of Operations.

      Future minimum rental payments under the non-cancelable operating lease, exclusive of cost of living and tax escalation increases, are as follows:

                         2004        $  182,340
                         2005        $  182,340
                         2006        $  182,340
                         2007        $  182,340
                         2008        $  182,340
                   Thereafter        $1,276,380

      Rent expense for all non-cancelable operating leases was $281,506, $239,543 and $386,248 for the years ended December 31, 2003, 2002 and 2001 respectively.

      B) Contingent Liabilities

      The Company has pending several claims incurred in the normal course of business, which, in the opinion of management, based on the advice of outside legal counsel, will not have a material effect on the financial statements.

(14) Subsequent Events (Unaudited)

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

(15) Selected Financial Data (Unaudited)

Selected Quarterly Financial Data

                                                                     Quarter Ended
                                               ----------------------------------------------------------

                                                March 31        June 30         Sept 30       December 31
                                               ----------------------------------------------------------
2003
           Total operating revenues            $ 218,683       $ 290,411       $ 301,816       $ 202,737
           Total revenue and other income      $ 737,617       $ 771,667       $ 904,183       $ 751,970
           Gross profit (loss)                 $(779,012)      $(709,835)      $(757,396)      $(898,603)
           Net income (loss)                   $(274,585)      $(247,654)      $(180,041)      $(373,909)
           Net income (loss) per share         $    (.06)           (.05)      $    (.04)      $    (.08)

2002
           Total operating revenues            $ 193,063       $ 196,441       $ 200,100       $ 178,004
           Total revenue and other income      $ 661,838       $ 753,088       $ 794,270       $ 492,741
           Gross profit (loss)                 $(424,629)      $(471,335)      $(481,686)      $(711,273)
           Net income (loss)                   $  32,574       $  78,091       $ 105,009       $(409,525)
           Net income (loss) per share         $     .01       $     .01       $     .03       $    (.09)

Certain reclassifications have been made to the Company's 2002 consolidated financial statements to conform to the current period presentations.

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

Part III.

Item 10. Directors and Executive Officers of the Registrant

The information required by item 10 is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission within 120 days after the close of our 2003 year end.

Item 11. Executive Compensation

The information required by item 11 is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission within 120 days after the close of our 2003 year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

This information required by item 12 is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission within 120 days after the close of our 2003 year end.

Item 13. Certain Relationships and Related Transactions

There are no relationships or related transactions beyond those which have been disclosed in the 10-K.

Item 14. Principal Accountant Fees and Services

The information required by item 14 is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission within 120 days after the close of our 2003 year end.

Part IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following financial statements are included herein under Part II, Item 8, Consolidated Financial Statements:

o     Report of Independent Registered Public Accounting Firm

o     Report of Independent Auditors

o     Consolidated Balance Sheets - December 31, 2003 and 2002

o Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

o Consolidated Statements of Stockholder's Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.

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

Dated: April 15, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                 Date
---------                                   -----                 ----


/s/ Joseph Feldschuh           President and Director             April 15, 2005
--------------------------     Principal Executive Officer
Joseph Feldschuh, M.D.


/s/ Stephen Feldschuh          Vice President of Operations       April 15, 2005
--------------------------     & Principal Accounting Officer
Stephen Feldschuh


/s/ Gary Fischman, PhD         Vice President                     April 15, 2005
--------------------------
Gary Fischman, PhD


/s/ Liliya Morgaylo            Corporate Treasurer                April 15, 2005
--------------------------
Liliya Morgaylo


/s/ Diane M. Meegan            Corporate Secretary                April 15, 2005
--------------------------
Diane M. Meegan


/s/ Robert Willens             Director                           April 15, 2005
--------------------------
Robert Willens


/s/ James Lombard              Director                           April 15, 2005
--------------------------
James Lombard


/s/ Martin Wolpoff             Director                           April 15, 2005
--------------------------
Martin Wolpoff


/s/ Bruce Slovin               Director                           April 15, 2005
--------------------------
Bruce Slovin

Board of Directors:

Name                           Title
Dr. Joseph Feldschuh           Chairman, President, & CEO
James Lombard                  Director
Martin Wolpoff                 Director
Robert Willens                 Director
Bruce Slovin                   Director