Form 10-Q/A
period 2004-09-30
DAXOR CORP
filed 2005-04-18
CIK 27367

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

         CLASS                               OUTSTANDING AT September 30, 2004
--------------------------------------------------------------------------------
     COMMON STOCK
PAR VALUE: $.O1 per share                               4,609,826

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

        Condensed Consolidated Balance Sheets as at September 30, 2004
        and December 31, 2003                                                F-1

        Condensed Consolidated Statements of Income for the
        Three and Nine Months ended September 30, 2004 and 2003              F-2

        Condensed Consolidated Statement of Cash Flows for the
        Nine Months ended September 30, 2004 and 2003                        F-3

        Notes to Condensed Consolidated Financial Statements               F-4&5


ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          3-4

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                      4

ITEM 2. Exhibits and Reports on Form 8-k                                       4

        Signatures                                                           5-7

        Exhibit Index                                                        4-7

                                DAXOR CORPORATION
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,     December 31,
                                                         2004              2003
                                                         ----              ----
ASSETS

CURRENT ASSETS
Cash                                                 $     64,107      $      3,324

Available-for-sale securities                          51,134,384        47,399,159
Accounts receivable                                       177,756           137,008
Inventory                                                 146,185           146,185
Other current assets                                      280,854           242,215
                                                     ------------      ------------

Total Current Assets                                   51,803,286        47,927,891

PROPERTY AND EQUIPMENT
Machinery and equipment                                   745,418           727,689
Furniture and fixtures                                    329,050           325,635
Leasehold improvements                                    295,530           295,530
                                                     ------------      ------------

                                                        1,369,998         1,348,854

Less: Accumulated depreciation and amortization         1,081,111         1,045,481
                                                     ------------      ------------

Property and equipment, net                               288,887           303,373

Other Assets                                               69,268            69,268

Total Assets                                         $ 52,161,441      $ 48,300,532
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities             $    101,280      $    183,052
Loans payable                                           4,394,365         2,502,106
Other Liabilities                                         565,127           667,123
Deferred Taxes                                          9,523,003         8,531,081
                                                     ------------      ------------

Total Liabilities                                      14,583,775        11,883,362

STOCKHOLDERS' EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,309,750
Outstanding - 4,609,826 and
4,640,026, respectively                                    53,097            53,097
Additional Paid in capital                              9,808,526         9,801,548
Unrealized holding gains
on available-for-sale securities , net of tax          18,485,830        16,560,334
Retained earnings                                      14,869,302        15,169,967

Treasury stock, at cost, 699,924 and 670,724
 shares, respectively                                  (5,639,08)        (5,167,776)
                                                     ------------      ------------

Total Stockholders' Equity                             37,577,666        36,417,170

Total Liabilities and Stockholders' Equity           $ 52,161,441      $ 48,300,532
                                                     ============      ============

See accompanying notes to condensed consolidated financial statements


                                      (F-1)

DAXOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               September 30,                     September 30,
                                                          2004              2003              2004               2003
                                                          ----              ----              ----               ----
REVENUES:

Operating revenues                                    $   277,975       $   301,816       $   940,958       $   810,910
                                                      -----------       -----------       -----------       -----------
Total Operating Revenues                                  277,975           301,816           940,958           810,910
                                                      -----------       -----------       -----------       -----------

COSTS AND EXPENSES

Operations of Laboratories & Cost of Production           298,281           463,432         1,015,329         1,144,374
Selling, General, and Administrative                      845,257           595,780         2,401,695         1,912,779
                                                      -----------       -----------       -----------       -----------
Total Costs and Expenses                                1,143,538         1,059,212         3,417,024         3,057,153
                                                      -----------       -----------       -----------       -----------
Loss from operations                                     (865,563)         (757,396)       (2,476,066)       (2,246,243)
                                                      -----------       -----------       -----------       -----------

Other income (expense):
Dividend income                                           516,525           527,591         1,483,325         1,438,232
Gains (losses) on sale of securities                      321,232            71,633           747,928           152,896
Other revenues                                              3,817             3,143            11,103            11,429
Interest expense, net                                     (34,979)          (25,012)          (66,955)          (58,594)
                                                      -----------       -----------       -----------       -----------
Total Other Income                                        806,595           577,355         2,175,401         1,543,963
                                                      -----------       -----------       -----------       -----------
Net Loss Before Income Taxes                              (58,96)          (180,04)          (300,66)          (702,28)
Provision for income taxes                                      0                 0                 0                 0
                                                      -----------       -----------       -----------       -----------
Net Loss                                              $   (58,968)      $  (180,041)      $  (300,665)      $  (702,280)
Weighted Average Number of Shares Outstanding           4,608,493         4,645,826         4,617,715         4,649,347
Net Income of (Loss) per Common Equivalent Share      $      (0.0)      $      (0.0)      $      (0.0)      $      (0.1)
                                                      -----------       -----------       -----------       -----------

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED

                                                            September 30,     September 30,
                                                                2004              2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                     $ (300,66)        $ (702,28)
                                                            -----------       -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation & Amortization                                      35,630            36,644
(Gain) loss on sale of investments                             (747,92)          (152,89)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                      (40,74)           (69,54)
(Increase) decrease in other current assets                     (38,63)            (8,15)
Increase (decrease) in accounts payable, accrued
  and other liabilities net of "short sales"                    (76,87)            87,392
                                                            -----------       -----------
Total adjustments                                              (868,55)          (106,56)
                                                            -----------       -----------
Net cash used in operating activities                        (1,169,222)         (808,84)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                              (21,14)           (40,46)
Proceeds from sale of equipment, net                                              45,000
Purchase of investments, net                                   (733,34)          (548,03)
Net proceeds of loans from brokers used to
  purchase investments                                        1,292,259         1,074,864
Proceeds from "short sales" not closed                          556,570           285,766
                                                            -----------       -----------
Net cash provided by investing activities                     1,094,340           817,133

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from bank loan                                         600,000           200,000
Purchase of treasury stock                                     (474,33)          (199,37)
Proceeds from sale of treasury stock                             10,000            30,736
                                                            -----------       -----------
Net cash provided by or (used in) financing activities          135,665            31,366

Net increase (decrease) in cash and cash equivalents             60,783            39,657
Cash and cash equivalents at beginning of year                    3,324            13,035
                                                            -----------       -----------
Cash and cash equivalents at end of period                  $    64,107       $    52,692

See accompanying notes to condensed consolidated financial statements

                                DAXOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statementof the financial position and results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation years ended December 31, 2003, 2002 and 2001, included in Daxor Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

(2) MARKETABLE SECURITIES

      Upon adoption of FASB No. 115, Accounting for Certain Investment in Debt and Equity Securities, management has determined that the company's portfolio is best characterized as "Available-For-Sale". SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income
(Loss)in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company's available-for-sale securities, as of September 30, 2004 and December 31, 2003, of approximately 121.12 % and 112.48% respectively over its historical cost.

      In accordance with the provisions of SFAS No. 115, the adjustment in stockholders' equity has been made net of the tax effect had these gains been realized. The Company uses the historical cost method in the determination of its realized and unrealized gains and losses.

      The following tables summarize the company's investments as of:

                                      September 30, 2004
                                      ------------------
Type of                                           Unrealized        Unrealized
security            Cost         Fair Value      Holding gains    holding losses
--------            ----         ----------      -------------    --------------

Equity          $23,049,649      $51,104,834      $28,402,153      $   346,968

Debt                 75,902           29,550            3,370           49,722
                -----------      -----------      -----------      -----------

Total           $23,125,551      $51,134,384      $28,405,523      $   396,690
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

(4) OTHER ASSETS

      Included in Other Assets is an intangible asset (Customer List) that was being amortized over its estimated useful life of 15 years. The asset was recorded at its original cost of $35,000 and has accumulated amortization of $6,222 at September 30, 2004 and December 31, 2003, respectively. Amortization expense was $2,333 for the year ended December 31, 2003.

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management periodically reviews the asset's value for potential impairment. This review is currently underway for the current period and management has taken the position of suspending amortization of the asset until the review is completed.

(5) LOANS PAYABLE

            As at September 30, 2004 and December 31, 2003, the Company has a note payable of $1,500,000 and $900,000, respectively, with a bank. The note matures each year, with an option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates depending on the individual amount of each borrowing.

      The loans bear interest at approximately 3.0% and are secured by certain marketable securities of the Company.

      Short term margin debt due to brokers, secured by the Companies marketable securities, totaled $2,894,365 at September 30, 2004 and $1,602,106 at December 31, 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(6) STOCK OPTION PLAN

      Effective July 6, 2004, the Company instituted the Daxor Corporation 2004 Stock Option Plan. This Plan was created to provide incentive to employees, officers, agents, consultants and independent contractors of the Company by offering proprietary interest in the Company. As at September 30, 2004, there have been no material issuances of stock through this Plan.

(7) SUBSEQUENT EVENTS (Unaudited)

      The Company was involved in a dispute with its landlord in New York City. This dispute arose out of a rental rate dispute. In February 2005, the dispute was settled and the Company voluntarily agreed to pay the landlord approximately $45,000 in additional rent. This $45,000 liability was accrued for the purposes of this financial statement presentation and is listed in Accrued Expenses.

(8) SELECTED FINANCIAL DATA (Unaudited)

Selected Quarterly Financial Data

                                                                   Quarter Ended
                                                Three Months                                 Nine Months
                                    ---------------------------------------------------------------------------------
                                   September 30, 2004   September 30, 2003   September 30, 2004    September 30, 2003
Total operating revenues               $   277,975          $   301,816          $   940,958          $   810,910
Total revenue and other income         $ 1,119,549          $   904,183          $ 3,183,314          $ 2,413,467
Gross profit (loss)                    $  (865,563)         $  (757,396)         $(2,476,066)         $(2,246,243)
Net income (loss)                      $ ( 58,968)          $  (180,041)         $  (300,665)         $  (702,280)
Net income (loss) per share            $      (.01)         $      (.04)         $      (.07)         $      (.15)

ITEM 2. RESULTS OF OPERATIONS

Three months ended September 30, 2004 as compared with three months ended September 30, 2003.

      For the three months ended September 30, 2004 total revenues and other income were $1,119,549 up from $904,183 in 2003. Operating revenues were $277,975 in 2004 down from $301,816 in 2003. Dividend income was $516,525 with a net interest expense of $34,979 in 2004, as compared to dividend income of $527,591 with a net interest expense of $25,012 in 2003. In 2004, the Company had a net loss of $(58,968) versus a net loss of $(180,041) in 2003. Total cost and Expenses in 2004 increased to $1,143,538 vs. $1,059,212 in 2003. This was related to increased marketing efforts and research and development expenses. The Company has increased research expenses for additional features to the BVA-100. Operating revenues decreased by 9% from the comparable quarter in 2003. The Company's new sales team began marketing in the fourth quarter of 2003. The increase in operating revenues can be attributable to these sales efforts. The sales cycles from initial contact to a sale can be 6 to 12 months. As part of its sales and marketing expansion, the company will lend, it no cost, for a limited time period, or rent an instrument for a period of one year or less to a hospital for testing purposes. Under such an arrangement the company will only receive rental income for the instrument and income from the sale of kits. The Company anticipates that its sales of BVA-100 Blood Volume Analyzers and kits will become the major source of income for the Company. The Company is currently in the process of expanding its sales and marketing force.

Nine months ended September 30, 2004 as compared with nine months ended September 30, 2003.

      For the nine months ended September 30, 2004 total revenues and other income were $3,183,314 up from $2,413,467 in 2003. Operating revenues in 2004 were $940,958 up from $810,910 in 2003. Selling and administrative expenses were $2,401,695 in 2004, vs. $1,912,779 in 2003. The increased expenses were related to the employment of additional sales and marketing personnel and increased research and development. In 2004, Dividend income was $1,483,325 with a net interest expense of $66,955 as compared to the dividend income of $1,438,232 with a net interest expense of $58,594 in 2003. In 2004, the Company had $747,928 in capital gains vs. $152,896 in 2003. In 2004, the Company had a net loss of $(300,665) versus a net loss of $(702,280) in 2003. The Company has adopted a policy that encourages leasing or renting of BVA-100 equipment to enable hospitals to obtain the equipment. This results in sales of kits but a slower recognition of operating income from BVA sales.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004 the Company had total assets of $52,161,441 with shareholders' equity of $37,577,666. The Company has a net pre-taxed unrealized gain of $28,008,833 and $18,485,830 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Shareholders' Equity. The Company's stock portfolio had a market value of $51,134,384 with short-term loans of $ 4,394,365 with 4,610,826 shares outstanding. The Company has no long term debt. The Company has current liabilities of $14,583,775. Included in these liabilities are deferred taxes of $9,523,003. These deferred taxes would occur if the Company chose to sell its entire portfolio. Current liabilities minus these deferred taxes equals $5,060,772.

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