Form 10-K
period 2004-12-31
DAXOR CORP
filed 2005-04-22
CIK 27367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      FOR THE FISCAL YEAR ENDED                 COMMISSION FILE NUMBER
          December 31, 2004                               0-12248

                                Daxor Corporation
             (Exact name of Registrant as specified in its charter)

               New York                                 13-2682108
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

                            Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $31,017,927. The market value of Common Stock of the Registrant, par value $.01 per share, was computed by reference to the closing price of one share on such date, as reported by the American Stock Exchange, which was $21.55.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of April 11, 2005: 4,637,326 shares.

                      DOCUMENTS INCORPARATED BY REFERENCE:

The information required by Part III is incorporated by reference from the proxy statement for the 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's 2004 year end.

                                DAXOR CORPORATION
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

Item     Description                                                        Page
----     -----------                                                        ----

                                     PART I

Item 1.  Business                                                              2
Item 2.  Properties                                                           11
Item 3.  Legal Proceedings                                                    12
Item 4.  Submission of Matters to a Vote of Security Holders                  12

                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder        12
         Matters
Item 6.  Selected Financial Data                                              13
Item 7.  Management's Discussion and Analysis if Financial Condition and
         Results of Operations                                                14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk           16
Item 8.  Consolidated Financial Statements                                    16
         Index to Financial Statements                                        17
Item 9.  Changes and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             18
Item 9A. Controls and Procedures                                              18
                                     PART III

Item 10. Directors and Executive Officers of the Registrant                   18
Item 11. Executive Compensation                                               18
Item 12. Security Ownership of Certain Beneficial Owners and Management
         Related Shareholder Matters                                          18
Item 13. Certain Relationships and Related Transactions                       18
Item 14. Principal Accountant Fees and Services                               18

                                      PART IV

Item 15. Exhibits, Financial Statement Index and Reports on Form 8-K          19
         Signatures                                                           20

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

Item 1.  Business

Daxor Corporation is a medical device manufacturing Company with additional biotech services. Daxor was originally founded in 1970 for cryobanking services. For the past 10 years, its major focus has been on the development of an instrument that rapidly and accurately measures human blood volume. The instrument, called the BVA-100(TM), is used in conjunction with a single use radiopharmaceutical diagnostic injection and collection kit. The Company maintains a website, www.daxor.com which describes its operations.

The Company obtained marketing clearance from the FDA for the instrument and for its specialized single use injection kit known as Volumex(TM). After successful beta testing for the Blood Volume Analyzer at hospitals in the New York metropolitan region, the Company expanded marketing efforts outside of the New York region. Test results from hospital sites indicated that the Blood Volume Analyzer was accurate and provided information that was important in a wide variety of acute and chronic medical and surgical situations. The Company manufactures its own injection kit components. The Company established a small scale manufacturing facility in Oak Ridge, Tennessee for research and development purposes as well as for manufacturing the Blood Volume Analyzer. The Blood Volume Analyzer is also manufactured for Daxor by an Original Equipment Manufacturer (OEM). This combination provides flexibility to meet potential increased market demand. The injection kit filling is performed by an FDA licensed radiopharmaceutical manufacturer. The Company manufacturers a specialized collection kit which is used in conjunction with the injection kit. The Company has received United States, European Common Market, and Japanese patents for its Blood Volume Analyzer.

Blood volume measurement has been available for more than 60 years in formats that required as much as four to eight hours of technician time with variable degrees of accuracy. Due to the time required, certain technical shortcuts were often used which reduced the accuracy of the measurement. An additional problem was the difficulty of calculating an accurate expected normal blood volume for a specific individual. Normal blood volume has been shown to vary in relation to the degree of deviation from ideal weight. A leaner individual has a higher blood volume percentage of body weight as compared to an obese individual. The computations for an individual's normal expected blood volume were complex and time consuming. The BVA-100(TM) Blood Volume Analyzer automated these computations. The BVA-100 Blood Volume Analyzer has an accuracy of approximately 98% while also providing the predicted normal blood volume for that specific individual based on the height, weight and sex of the patient. In emergency situations, preliminary results can be available within 20 to 25 minutes, and final results within 30 to 45 minutes. The Company's patented injection and collection kit, Volumex(TM), utilizes Albumin I-131 which is a classic tracer used for blood volume measurement. The kit includes two matching standards along with the pre-measured volumetric flow chamber which contains the radiopharmaceutical. This kit, in conjunction with the Blood Volume Analyzer, has resulted in the elimination of most of the multiple previous time consuming steps whereby the institution needed to create their own standards.

Measurement of blood volume is achieved by the use of a radioisotope indicator or tracer that is injected into a patient, and followed by the collection of timed blood samples. The volume of blood in a patient is inversely proportional to the dilution of the tracer. The measurement, while relatively simple in principle, has been difficult to perform accurately and rapidly because of the high degree of precision required in each step. The standard techniques require the hospital or user to prepare an exact matching set of standards, with precise and complete injection of the tracer. This is followed by the collection of 5 timed samples. Due to the difficulty in achieving this type of precision, blood volume measurements are currently performed in only a small minority of hospitals in the United States. The standard tests, the hemoglobin and the hematocrit, used to diagnose anemia, measure only the thickness (percentage of red cells to plasma within the blood) and not the volume of an individual's blood. These surrogate or proxy tests are well known to be misleading in many situations where blood volume is abnormal. In acute situations, such as during surgical blood loss or after trauma, it may take as long as 24 to 72 hours for the hematocrit to accurately or reasonably reflect the degree of blood loss. The BVA analyzer, with its injection and collection system, for the first time, makes blood volume measurement a practical clinical tool.

The following paragraphs describe some of the multiple conditions where a blood volume measurement can make the difference between life and death.

Approximately 5 million individuals are treated annually for congestive heart failure. It is estimated that $38 billion is spent annually on treatment for congestive heart failure, of which $23 billion is spent annually on hospital treatment of congestive heart failure patients. Congestive heart failure is the number one reason for admission to hospitals in the US for patients over 65 years of age. Three thousand patients annually receive heart transplants. The overwhelming majority of patients treated for heart failure must be treated with a combination of powerful drugs which may drastically change the blood volume of the patient.

Two major heart studies from the New York Presbyterian Medical Center and Hospital were recently published in the leading cardiac journal Circulation. One study involved the treatment of anemia in heart failure patients using the BVA-100. The second study involved the effects of Erythropoietin on exercise performance in anemic patients with congestive heart failure. These studies demonstrated that many heart failure patients had a true anemia, a decrease in red cell volume. In congestive heart failure the patients may accumulate extra water, which expands their plasma volume. Physicians frequently assume that these patients have their red cells diluted and are not truly anemic. These studies demonstrated that many of these patients were truly anemic and could be markedly improved by treatment with a drug such as Epogen which stimulates their bone marrow to make more red blood cells. However, these studies demonstrated that without a blood volume, physicians correctly diagnosed a patient's volume derangement only 51% of the time. These were severely ill cardiac patients being considered for cardiac transplants and/or ventricular devices. Several other studies have recently confirmed that congestive heart failure patients who are truly anemic may have very significant improvement without resorting to drastic therapy such as a cardiac transplant. Cardiac transplants are obviously available to only a very small fraction of congestive heart failure patients. The ability to treat these patients medically has major implications with respect to prolonging the lives of these patients. Senior authors were Ana-Silvia Androne, MD; Stuart D. Katz, MD, et al; and Donna M. Mancini, MD; respectively.

Dr. Stuart Katz and his colleagues at Columbia Presbyterian performed another observational study on congestive heart failure patients using the Blood Volume Analyzer. In an observational study, the cardiologists treated the patients according to their usual clinical guidelines. Blood volume measurements were obtained but were not incorporated into the treatment. The study lasted 2 years and was published in the American Journal of Cardiology in May 2004. The study reported that at the end of 1 year 39% of the patients who were Class III, Class IV cardiac patients who were hypervolemic (excessive blood volume) were dead. None of the patients who had normal blood volume or slightly reduced blood volume had expired. At the end of 2 years, when the study was discontinued, 55% of the hypervolemic group were dead, and none of the normo volemic group had expired. One of the prime derangements in congestive heart failure is the expansion of blood volume, particularly the plasma volume, which may cause a patient to develop acute pulmonary congestion and may lead to sudden death. Another important part of the study was an evaluation of how accurate physicians who were trained in cardiology were in assessing a patient's blood volume status using the standard laboratory tools and physical examination. Faced with 3 possible choices, decreased, normal, or increased blood volume, these physicians were correct only 51% of the time in evaluating the severely ill cardiac patients. These remarkable studies were not funded or sponsored by Daxor.

Currently physicians are forced to choose powerful medications which alter the patient's blood volume without the correct knowledge of the patient's true blood volume status. We believe that these landmark studies which document the importance of correcting a cardiac failure patient's blood volume to normal, including both their red cell volume and plasma volume status, can significantly prolong their lives. Multiple case reports from other cardiologists on the use of the Blood Volume Analyzer have confirmed that congestive heart failure patients may have serious blood volume derangements that cannot be correctly diagnosed without an actual blood volume measurement. Dr. Katz, who is currently Associate Professor of Internal Medicine and Cardiology at Yale University Medical Center at New Haven, authored additional published studies on blood volume measurement on heart failure patients utilizing the BVA-100(TM).

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

Over the past year, the Company has received reports on patients treated for hypertension with diuretics, who have a low blood volume. The physicians treating these patients reduced or removed the diuretic therapy. African-Americans have been reported to have significantly higher rates of strokes and kidney failure as compared to Caucasians for comparable levels of elevated blood pressure. Diuretic therapy is expected to benefit patients whose elevated blood pressure is caused by an expanded blood volume. Diuretics may, however, be harmful for patients whose high blood pressure is accompanied by low blood volume. At the present time, there is inadequate data to determine whether African- Americans, as a group, are more likely to be treated with diuretics. The kidney is particularly vulnerable to low blood volume. It is well known that certain medications, such as diuretics, can cause blood volume to decrease and increase the possibility of kidney failure. The measurement of blood volume in the treatment of hypertension may help prevent these types of complications. By measuring the blood volume within the patient, the physician can make a more rational or scientific choice in regard to the medical therapy to be administered.

The New England Journal of Medicine and the Journal of the American Medical Association (JAMA) recently published 2 large-scale studies concerning the use of diuretics vs. vasodilators. One of the studies that encompassed thousands of patients found that diuretics were better. The other study which also encompassed thousands of patients came to the opposite conclusion. Unfortunately, in neither of these studies was blood volume measured. Physicians have been puzzled by these conflicting results. The Mayo clinic, which purchased the BVA-100(TM), previously reported that blood volume measurements can be helpful in defining therapy. If every patient with hypertension had at least one blood volume performed in their lifetime to help define optimum therapy, this would be a very cost-effective test. This is because of the high degree of complications such as kidney failure which hypertensive patients experience.

Surgical patients who lose blood are particularly at risk for blood volume derangements. Standard tests such as the hemoglobin or hematocrit which are used to test for blood loss only measure the concentration (or percentage) of red cells in the plasma in the blood. These tests do not measure the volume of blood. It may take hours or even days before a patients' blood can be thinned out to reflect the true amount of blood loss. Sometimes the first indication that a patient with a relatively lower hematocrit has lost a large quantity of blood is the collapse of the circulation. Sometimes physicians resort to the use of Pulmonary Artery Catheterization (PAC). PAC involves the insertion of a catheter into a vein through the right chamber of the heart and into the lung. This has frequently been used as a surrogate technique to evaluate blood volume in critically ill patients. However, PAC directly measures pressure, not volume. The Lutheran Medical Center (New York) reported research on the first comparison of PAC with direct blood volume measurements in patients. Their findings using the BVA-100(TM) confirmed that PAC could be inaccurate and misleading in patients who had significant blood volume deficits. Hypovolemia, or low blood volume, can be particularly dangerous during surgery and may lead to sudden severe drops in blood pressure. Such a drop in blood pressure, also known as shock, is associated with strokes, heart attacks or even sudden death.

Researchers at Columbia Presbyterian will soon have a study published shortly on patients with so-called diastolic heart failure utilizing the BVA-100(TM). Diastolic heart failure is a major category in heart failure which is difficult to treat. A blood volume measurement may provide essential information for optimum treatment in these patients.

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

The Company believes that there is an additional international market of 10 to 14,000 potential users of its BVA-100(TM). Blood volume measurement is an approved test with six separate CPT codes. Reimbursement has been received from a number of insurance companies, including Medicare for measurement of blood volume using the BVA-100(TM). Reimbursement is particularly important for hospitals because hospitals may receive additional reimbursement and income from non-hospitalized patients who undergo blood volume measurement.

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

Utilizing cryobiology technology, frozen blood has been shown to be capable of being stored for up to 37 years, however, the current legal limit is 10 years for red cells. The present donor system of blood transfusions presents risks to those individuals receiving blood. This is a risk that can be avoided by utilizing one's previously stored blood. There are approximately 15-18 million blood transfusions administered annually to 4 million patients. Despite improved testing, significant risks still remain from diseases such as West Nile Virus, which can be transmitted by transfusion. Diseases such as

Hepatitis and HIV can also be transmitted by infected donors who may test negative for up to 6 months after the initial infection. The FDA is particularly cautious and will not permit an individual who received a transfusion to donate blood to another person for a period up to 1 year after receiving the transfusion. This regulation is designed to exclude donors who may be infected but undetectable by the standard tests used for screening donors.

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

Storage of Sperm for Personal Use

Idant pioneered both the technology and the commercial application of long-term preservation of human sperm for use in artificial insemination. The division has provided frozen semen services to physicians worldwide. Idant holds approximately 50,000 human semen units in long-term storage at its central New York City facility. The Company was the first semen bank in the state of New York, out of more than 50 licensed banks, to be accredited by the American Association of Tissue Banks. Idant provides semen storage services for clients which remain viable for many years. Semen stored for 30 years, at minus 321 degrees, has shown minimal change.

In 2004 Idant received confirmation of the longest successful conception in medical history from frozensperm stored at Idant for respectively 21 years for 1 birth, and 29 years for a second birth. Idant has submitted this information to a major journal dealing with fertility and will publicize this news upon acceptance for publication. The Company believes that its unique storage system for human sperm is responsible for this extraordinary success. The pregnancies were notable because they were achieved by artificial insemination. The previous record was for 20 years and was achieved by the considerably more expensive in vitro fertilization method. The Company is aware of only one other semen bank, which uses the carousel system for long-term storage of semen The Company's facility is used by men who, for a variety of reasons, anticipate impairment of their ability to father children and by men who have been found to be marginally fertile. These men may now be able to have children by use of techniques that increase their fertility by treating their sperm to artificially inseminate their partners. The facility is also used by men who plan to undergo sterilization by vasectomy, but who believe that they might desire children in the future. Artificial insemination using stored sperm is much more effective and less expensive than present techniques of vasectomy reversal. In addition, patients with a variety of diseases, including many types of cancer, store semen prior to undergoing treatment by chemotherapy or radiation. By utilizing cryogenic preservation facilities, these patients, who are frequently in their teens or twenties, will be able to father their own children after cancer treatment, despite the high risk of sterility and birth defects associated with treatments. The Company receives referrals for these services from multiple sources, primarily physicians.

The Company uses a customized carousel canister system in its sperm bank storage system. This permits retrieval of specimens from lower levels without removal of upper specimens. Only a few other sperm banks in the U.S. are known to have such a system.

Most other banks use a "rack and cane" pull-up system, which requires removal of upper specimens from the tank to retrieve specimens at lower levels. In such a bank, a specimen may be exposed to a temperature change of -321oF (the temperature of the liquid nitrogen) to room temperature of 72oF more than 100 times during its storage lifetime. This will result in a gradual degradation of the specimen. In the Idant system the specimen remains under liquid nitrogen almost continuously while in storage. We believe that this specialized system is the reason for the longest interval for frozen sperm storage and successful conception.

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

The Company expects to file additional patents for tests associated with the BVA-100. These include filing a patent for equipment which will automate the measurement of glomerular filtration rate of the kidney. This is a very important and sensitive test of kidney function. At the present time this test is infrequently performed because of the difficulty in the current methodology. The Company believes that it can automate this process which will make it more feasible for regular medical use.

A patent will be filed for the measurement of total body albumin. Albumin is a major carrier of hundreds of vital components within the circulation. Albumin derangement is common in many disease states. Burn patients in particular have serious loss of albumin, and replacement quantities may be difficult to calculate. Patients with congestive heart and with cancer and diabetes failure also frequently have albumin derangements. The ability to measure total body albumin accurately would be expected to facilitate more precise therapy.

The Company has developed a Blood Optimization Program (BOP). The Company has applied for trademark protection and is in the process of applying for a methods patent for the concept. The underlying principal is to enable patients undergoing elective surgery to store frozen blood in advance of surgery at a frequency which will be determined in conjunction with blood volume measurement. Patients who store blood just prior to surgery are frequently anemic and are at a higher risk for complications as compared to the risk which they would face if they had not donated blood just prior to surgery. Instead, utilization of frozen blood stored well in advance of surgery enables a patient to undergo surgery with a normal amount of blood instead of in an anemic state.

The Company is also exploring the submission of a patent for methodology of improving client identification in its semen bank. It is introducing additional patient protection for stored donor semen which may be eligible for patent protection. In the 33 years of the Bank's operations, it has never had a mix-up in any stored specimen.

Marketing

In September 2002, the Company hired a National Sales Manager and 3 other Regional Sales Managers with extensive experience in the medical device and nuclear medicine field. Subsequently, several different sales models were tested. It was determined that the best model was a National Sales Manager with regional sales representatives. John Reyes-Guerra, one of the original regional vice presidents was made Vice President of Sales and Marketing. The sales staff was expanded to 12 sales personnel plus 6 support personnel. As part of the support system, some sales representatives are hired to contact all physicians in the regions and to assist in marketing efforts. They work in conjunction with the equipment sales staff, and are developing the foundations for an in depth marketing program utilizing the results from major teaching hospitals. The Company believes that this is the appropriate time to continue expanding marketing and sales efforts. These marketing representatives are paid on the basis of increased kit utilization in their region. Their function is to assist in educating physicians utilizing published research reports utilizing the blood volume analyzer. The Company has also hired an additional staff member to handle blood banking marketing services.

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

Hospitals and health facilities are exceedingly cost conscious in regard to acquiring additional medical technology. Blood volume measurement is an approved and reimbursable Medicare test. The Company expends great time and effort to ensure that insurance companies reimburse hospitals correctly for the cost of the radiopharmaceutical kit as well as for the performance of the test. There are staff available to assist hospitals and physicians to utilize correct codes and indications for blood volume measurement.

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

Competition

Blood Volume Analyzer

The medical technology market is intensely competitive. However, there are no direct competing instruments manufactured or marketed that perform rapid, accurate semi-automated blood volume analysis, such as the BVA-100(TM). The Company believes that its receipt of a United States, European and Japanese patent for its Blood Volume Analyzer provides significant protection against any future potential competition in the blood volume analysis field.

The receipt of the U.S. patent for the injection kit system provides significant additional protection as the Company believes that the kits will be a major source of revenue. The Company believes that its main hindrance to market acceptability will be the need to demonstrate that its blood volume measurement equipment is capable of producing accurate data on a cost effective basis. Test kit costs are modest relative to the cost of the critical information derived from the test. The Company expects to file additional patents in regards to the blood volume analyzer when it incorporates the measurement of total body albumin into the analytic system.

Blood Banking

The Idant frozen blood bank is the only facility that provides long-term personal frozen blood storage in the Northeastern United States. Multiple companies which previously attempted to provide long-term personal blood storage to members of the public were unsuccessful. To date, the Company has not made a profit from its blood banking services. The Company believes however that additional technology which enables longer use of frozen blood after it is thawed for use may enable such services to eventually becomes self-sustaining financially, and profitable.

The Company is in the process of developing programs whereby corporations can provide frozen long term storage as a benefit to their employees. If the Company receives a methods patent on its Blood Optimization Program, it will expand its marketing personnel.

Semen Banking

There are at least 300 sperm banks in the United States operated by either commercial entities or by academic institutions. The Idant semen bank was the first semen bank in the State of New York that was accredited by the American Association of Tissue Banks. There are less than 9 semen banking organizations in the United States that have achieved this accreditation.

The Company believes that its unique storage system, coupled with clear documentation of a successful conception occurring from the longest term for frozen stored semen in medical history, will help it in expanding its marketing efforts.

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

Labor Force

On March 24, 2005, the Company had a labor force of 46, all of which were leased through ADP TotalSource. The Company believes that its labor force relations are good.

Item 2. Properties

In December 2002, the Company signed a new thirteen-year lease for its existing facility at the Empire State Building. The Company has occupied this space since January 1992. The company currently occupies approximately 7,500 square feet. The lease has a two year option for renewal after ten years. There are options for an additional 18,000 square feet of space. The Company has a manufacturing facility in Oak Ridge, Tennessee which is currently manufacturing the BVA-100(TM) Blood Volume Analyzers. The Company also signed a contract with an Original Equipment Manufacturer (OEM) for manufacturing the BVA-100. The Company's Volumex syringes are filled by an FDA licensed radiopharmaceutical manufacturer under contract with Daxor.

Item 3. Legal Proceedings

The Company had a suit which was filed in 2004 and dismissed in 2005.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2004.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock is traded on the American Stock Exchange under the symbol DXR.

2004                                                 High              Low
                                                     ----              ---

         First Quarter                              $14.80            $13.95
         Second Quarter                             $21.85            $14.37
         Third Quarter                              $24.00            $19.00
         Fourth Quarter                             $24.60            $20.25

                                                     High              Low
                                                     ----              ---
2003
         First Quarter                              $16.15            $13.86
         Second Quarter                             $16.25            $11.60
         Third Quarter                              $17.65            $14.50
         Fourth Quarter                             $15.40            $13.50

On March 31, 2005, the Company had approximately 192 holders of record of the Common Stock. The Company believes there are approximately 1,500 beneficial holders.

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

Selected Statements of
Operations Data:

                                                                            Year Ended December 31,
                                                  2004               2003               2002              2001              2000
                                                  ----               ----               ----              ----              ----
Operating revenues                            $ 1,218,406        $ 1,013,647        $   767,608        $  591,692       $   635,868
Dividend income                                 1,990,669          1,897,669          1,858,025         1,860,289         1,842,583
Gains on sale of investments                      989,599            238,550             40,610            97,719            57,399
Other revenues                                     31,967             15,571             35,694           166,676           109,920
                                              -----------        -----------        -----------        ----------       -----------
Total revenues                                  4,230,641          3,165,437          2,701,937         2,716,376         2,645,770
                                              -----------        -----------        -----------        ----------       -----------

Costs and expenses:
Operations of laboratories
  & costs of production                         1,241,589          1,489,264            805,985           814,657         1,052,000
Selling, general and
  administrative                                3,460,370          2,669,229          2,050,546         1,482,438         1,450,623
Interest expense, net                             108,950             83,133             39,257           119,926           198,341
                                              -----------        -----------        -----------        ----------       -----------
Total costs and expenses                        4,810,909          4,241,626          2,895,788         2,417,021         2,700,964
                                              -----------        -----------        -----------        ----------       -----------

Loss before income taxes                         (580,268)        (1,076,189)          (193,851)          299,355           (55,194)
Provision for income taxes                             --                 --                 --                --                --
                                              -----------        -----------        -----------        ----------       -----------

Net income/(loss)                             $  (580,268)       $(1,076,189)       $  (193,851)       $  299,355       $   (55,194)
                                              ===========        ===========        ===========        ==========       ===========

Weighted average number of
  common shares outstanding
  - basic and diluted                           4,615,159          4,645,700          4,662,947         4,664,909         4,675,826
                                              -----------        -----------        -----------        ----------       -----------

Income (loss) per common
  equivalent share - basic
  and diluted                                 $     (0.13)       $     (0.23)       $     (0.04)       $     0.06       $     (0.01)
                                              ===========        ===========        ===========        ==========       ===========

Selected Balance Sheet Data:

                                                         Year Ended December 31,
                               2004              2003               2002              2001              2000
                               ----              ----               ----              ----              ----
Working capital            39,558,589         36,044,529         33,136,421        34,979,217        38,309,247

Total assets               55,929,480         48,300,532         41,573,565        43,540,153        49,575,118

Total liabilities*         16,048,161         11,883,362          8,026,668         8,211,186        10,903,280

Stockholders' equity       39,881,319         36,417,170         33,546,897        35,328,967        38,671,838

Return on equity**              (1.73%)            (3.21%)            (0.55%)            0.77%            (0.19%)

*     Total liabilities include deferred taxes on unrealized gains.

** Return on equity is calculated by dividing the Company's net income or loss for the period by the stockholders' equity at the beginning of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Idant Laboratories subsidiary contributed 48.5%, 45%,and 58% of operating revenues in 2004, 2004 and 2002 respectively. The Company's operations in semen banking and blood banking (laboratories) have received limited promotion; however, the Company has taken steps to increase awareness of these services. The potential market for the Blood Volume Analyzer is significantly larger than the Company's current operations. The Company anticipates that proceeds from Daxor's Blood Volume Analyzer will be the primary source of revenue in the immediate future. The Company believes that the potential market for blood volume measurement and analysis is between 15-20 million tests per year. Successful penetration of even a small fraction of the market would significantly change the Company's structure. The Company intends to focus its major marketing efforts on the Blood Volume Analyzer.

During fiscal years 2004 and 2003, Daxor continued to expand its sales and marketing staff. The Company intends to increase its marketing efforts to add to its operational income. Some of the steps the Company had undertaken, such as consolidating certain manufacturing facilities at Oak Ridge, Tennessee and simultaneously contracting with an Original Equipment Manufacturer (OEM) will permit greater economies of scale. The Company's primary focus will be to increase operating revenues even if this initially results in lower profits or even a loss.

YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO DECEMBER 31, 2003

In 2004 revenue from operations was $1,218,406, with expenses from operations totaling $4,701,959; the loss from operations was $3,483,553. Dividend income earned on the Company's securities portfolio was $1,990,669 an increase from the $1,897,669 reported in 2003. Gains on the sale of investments were $989,599 in 2004 as compared to $238,550 in 2003. In 2003 revenue from operations was $1,013,647 with expenses from operations totaling $4,158,493; the loss from operations was $3,144,846. The increase in operating costs was primarily due to increased hiring of personnel and additional marketing and selling expenses related to the Blood Volume Analyzer. The company anticipated these increased operating expenses and intends to continue expanding its marketing and sales staff. There was a net loss of $(580,268) in 2004 vs. a loss of ($1,076,189) in 2003. In 2004, the Company's total assets were $55,929,480 with loans (short-term) totaling $4,113,285, and total debt of $16,048,161. The Company's asset to debt ratio is 3.49:1.

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO DECEMBER 31, 2002

Total revenue from all sources was $3,165,437 in 2003, up from $2,701,937 reported in 2002. Dividend income earned on the Company's securities portfolio was $ 1,897,669 an increase from the $1,858,025 reported in 2002. Gains on the sale of investments were $238,550 in 2003 as compared to $40,610 in 2002. Operating revenues increased to $1,013,647 in 2003 from $767,608 in 2002. Total operating expenses increased to $4,158,493 in 2003 from $2,856,531 in 2002. This increase was partially caused by increased hiring of personnel and additional marketing and selling expenses. There was a net loss of ($1,076,189) in 2003 vs. ($193,851) in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

The Company continues to maintain its diversified securities portfolio comprised primarily of electric utility preferred and common stocks. The income derived from these investments has been essential to offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research development without the sudden necessity of raising additional capital. The securities in the Company's portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which covered a significant portion of the Company's continuing losses from operations.

At December 31, 2004, the Company had $16,048,161 in short-term debt vs. $11,883,362 in 2003. At year-end 2004, stockholders' equity was $39,881,319. At year-end 2003, the Company had stockholders' equity of $36,417,170. At December 31, 2004 the Company's security portfolio had a market value of $54,806,400 vs. $47,399,159 in 2003. In 2003, the Company had sales staff of 4 and support personnel of 3. The Company has expanded to 11 sales staff and support personnel of 4 in 2004. Income from the Company's security portfolio is a major asset for the Company as it expands its marketing staff.

The Company offers to lease or rent, as well as sell its Blood Volume Analyzer BVA-100(TM) as part of an overall marketing plan. The Company established a relationship with De Lage Landen from the Netherlands which is one of the largest private banks in the world. De Lage Landen has extensive experience in capital equipment leasing through its existing relationships with premier corporations such as Toshiba and Abbott. The significance of this relationship is as sales through leases increases, Daxor will not have to diminish its capital outlay for equipment as DLL will fund the net present value of the lease upon installation of the equipment. The Company will also work with independent leasing firms. As part of its marketing program, the Company will loan, an instrument for a limited time period and facilities evaluating the instrument must pay for the kits.

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

Year-end 2004 finds the Company in a satisfactory financial position with adequate funds available for its immediate and anticipated needs. The Company plans its budgetary outlays on the assumption that the raising of additional financial capital may be difficult in the next 2 to 4 years. The Company believes that its present liquidity and assets are adequate to sustain the additional expenses associated with an expanding sales and marketing program.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is currently not exposed to any risk from currency fluctuations. The Company's investment portfolio is a major source of revenue. A summary of the status of this portfolio as of December 31, 2004 is reported in the financial statement footnotes portion of this filing. The market value of this portfolio is related to fluctuations with the electric utility industry. Between 5% and 10% of the holdings are non-utilities. The Company will sell puts on stocks that it is willing to own. The Company does not sell naked calls nor engage in derivative transactions. Fluctuations in the value of these holdings for the past 5 years are reflected and closely correlated with changes in the total assets (see item 6: selected financial data).

Item 8. Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Report of Independent Auditors
Consolidated Balance Sheets - December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders' Equity and Comprehensive
  Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004,
  2003 and 2002.
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Daxor Corporation:

We have audited the accompanying consolidated balance sheet of Daxor Corporation and Subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2002 and for the year then ended, were audited by other auditors whose report dated March 23, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
Saddle Brook, New Jersey
April 6, 2005

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Daxor Corporation:

We have audited the accompanying consolidated balance sheets of Daxor Corporation as at December 31, 2002 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Daxor Corporation as at December 31, 2002, and the results of their operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Frederick A. Kaden & Co.

Brentwood, New York
March 24, 2003

                                DAXOR CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                     December 31,       December 31,
                                                         2004               2003
                                                     ------------       ------------
------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                            $      5,079       $      3,324
Available-for-sale securities                          54,806,400         47,399,159
Accounts receivable                                       202,649            137,008
Inventory                                                 139,338            146,185
Prepaid expenses and other current assets                 453,284            242,215
                                                     ------------       ------------

Total Current Assets                                   55,606,750         47,927,891

Property and equipment, net                               290,572            303,373
Other Assets                                               32,158             69,268
                                                     ------------       ------------

Total Assets                                         $ 55,929,480       $ 48,300,532
                                                     ============       ============

------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities             $     89,162       $    183,052
Loans payable                                           4,113,285          2,502,106
Other liabilities                                         982,718            667,123
Deferred revenue                                           17,465                 --
Deferred taxes                                         10,845,531          8,531,081
                                                     ------------       ------------
Total Current Liabilities and Total Liabilities        16,048,161         11,883,362

STOCKHOLDERS' EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,309,750 shares
Outstanding - 4,610,826 and 4,639,026
 shares, respectively                                      53,097             53,097
Additional paid in capital                              9,821,563          9,801,548
Accumulated other comprehensive income                 21,053,089         16,560,334
Retained earnings                                      14,589,699         15,169,967
Treasury stock, at cost, 698,924 and 670,724
 shares, respectively                                  (5,636,129)        (5,167,776)
                                                     ------------       ------------
Total Stockholders' Equity                             39,881,319         36,417,170
                                                     ------------       ------------

Total Liabilities and Stockholders' Equity           $ 55,929,480       $ 48,300,532
                                                     ============       ============

See accompanying notes to consolidated financial statements.

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                           Year Ended December 31,
                                                                           -----------------------

                                                         2004              2003              2002
                                                         ----              ----              ----
Revenues:
Operating revenues                                    $ 1,218,406       $ 1,013,647       $   767,608

Operating expenses:
Operations of laboratories & costs of production        1,241,589         1,489,264           805,985
Selling, general, and administrative                    3,460,370         2,669,229         2,050,546

Total Operating Expenses                                4,701,959         4,158,493         2,856,531

Loss from operations                                   (3,483,553)       (3,144,846)       (2,088,923)

Other income (expenses):
Dividend income                                         1,990,669         1,897,669         1,858,025
Gain on sale of securities                                989,599           238,550            40,610
Other revenues                                             31,967            15,571            35,694
Interest expense, net of interest income                 (108,950)          (83,133)          (39,257)
                                                      -----------       -----------       -----------

Total Other Income                                      2,903,285         2,068,657         1,895,072
                                                      -----------       -----------       -----------
Loss before Income Taxes                                 (580,268)       (1,076,189)         (193,851)
Provision for income taxes                                     --                --                --
                                                      -----------       -----------       -----------
Net Loss                                              $  (580,268)      $(1,076,189)      $  (193,851)
                                                      ===========       ===========       ===========

Weighted Average Number of Shares
Outstanding - basic and diluted                         4,615,159         4,645,700         4,662,947
                                                      -----------       -----------       -----------

Loss per Common Share - basic and diluted             $     (0.13)      $     (0.23)      $     (0.04)
                                                      ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

DAXOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,

                                                                     2004              2003              2002
                                                                     ----              ----              ----
Cash flows from operating activities:
Net loss                                                         $  (580,268)      $(1,076,189)      $  (193,851)
                                                                 -----------       -----------       -----------
Adjustments to reconcile net loss
 to net cash used in operating activities:
Depreciation and amortization                                         72,542            47,189            54,453
Gain on sale of investments                                         (989,599)         (238,550)          (40,610)
Loss on sale of equipment                                                 --                --            (2,750)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable                           (65,641)           74,971           (37,737)
(Increase) decrease in inventory                                       6,847             3,040           (48,477)
 Increase in other current assets                                   (211,069)          (26,527)           (4,126)
 Decrease in other assets, net of amortization                         8,332                --              (300)
 Increase (decrease) in accounts payable, accrued
  expenses and other liabilities net of "short sales"                (88,990)           66,471            60,626
 Increase in deferred revenue                                         17,465                --                --

Total adjustments                                                 (1,250,113)          (73,406)          (18,921)
                                                                 -----------       -----------       -----------

Net cash used in operating activities                             (1,830,381)       (1,149,595)         (212,772)
                                                                 -----------       -----------       -----------

Cash flows from investing activities:

Purchase of property and equipment                                   (30,963)          (54,354)         (114,879)
Proceeds from sale of equipment, net                                      --            45,000             2,750
Purchase of marketable securities, net                              (273,903)         (340,893)         (517,207)
Net proceeds from loans from
brokers used to purchase securities                                1,011,179           868,060           734,046
Proceeds from "short sales" not closed                               974,161           663,466            98,683
                                                                 -----------       -----------       -----------

Net cash provided by investing activities                          1,680,474         1,181,279           203,393
                                                                 -----------       -----------       -----------

Cash flows from financing activities
Proceeds from (repayments of) bank loan, net                         600,000           200,000          (300,000)
Proceeds from sale of treasury stock                                  25,997            30,736                --
Purchase of treasury stock                                          (474,335)         (272,131)         (109,535)
                                                                 -----------       -----------       -----------

Net cash provided by (used in) financing activities                  151,662           (41,395)         (409,535)
                                                                 -----------       -----------       -----------

Net increase (decrease) in cash and
cash equivalents                                                       1,755            (9,711)         (418,914)
Cash and cash equivalents at beginning of year                         3,324            13,035           431,949
                                                                 -----------       -----------       -----------

Cash and cash equivalents at end of year                         $     5,079       $     3,324       $    13,035
                                                                 ===========       ===========       ===========

Non-cash investing activities:
Unrealized gain (loss) on securities, net of deferred taxes      $ 4,492,755       $ 4,187,857       $(1,478,684)
                                                                 ===========       ===========       ===========

Supplemental cash flow disclosure:
Interest paid                                                    $   111,745       $    86,675       $    40,533
                                                                 ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

DAXOR CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                               --------------------
                                    Common Stock                    Accumulated
                               --------------------    Additional      Other                                         Total
                                 Number                 Paid In    Comprehensive     Retained        Treasury     Stockholders'
                               of Shares     Amount     Capital        Income        Earnings          Stock          Equity
                               -------------------------------------------------------------------------------------------------
Balances, December 31, 2001     4,663,909   $ 53,097  $ 9,798,232   $ 13,851,161   $ 16,440,007    $(4,813,530)    $ 35,328,967

Change in unrealized gain on
  securities, net of taxes                                            (1,478,684)                                    (1,478,684)

Net loss                                                                               (193,851)                       (193,851)


Comprehensive loss


Purchase of tresury stock          (7,125)                                                            (109,535)        (109,535)
                                -----------------------------------------------------------------------------------------------

Balances, December 31, 2002     4,656,784     53,097    9,798,232     12,372,477     16,246,156     (4,923,065)      33,546,897

Change in unrealized gain on
  securities, net of taxes                                             4,187,857                                      4,187,857

Net loss                                                                             (1,076,189)                     (1,076,189)


Comprehensive income


Sale of treasury stock              2,142                   3,316                                       27,420           30,736

Purchase of tresury stock         (19,900)                                                            (272,131)        (272,131)
                                -----------------------------------------------------------------------------------------------

Balances, December 31, 2003     4,639,026     53,097    9,801,548     16,560,334     15,169,967     (5,167,776)      36,417,170

Change in unrealized gain on
  securities, net of taxes                                             4,492,755                                      4,492,755

Net loss                                                                               (580,268)                       (580,268)


Comprehensive income


Sale of treasury stock              2,000                  20,015                                        5,982           25,997

Purchase of tresury stock         (30,200)                                                            (474,335)        (474,335)
                                -----------------------------------------------------------------------------------------------

Balances, December 31, 2004     4,610,826   $ 53,097  $ 9,821,563   $ 21,053,089   $ 14,589,699    $(5,636,129)    $ 39,881,319
                                ===============================================================================================




                                    Comprehensive
                                        Income
                               ------------------
Balances, December 31, 2001

Change in unrealized gain on
  securities, net of taxes           $(1,478,684)

Net loss                                (193,851)
                                     -----------

Comprehensive loss                   $(1,672,535)
                                     ===========

Purchase of tresury stock


Balances, December 31, 2002

Change in unrealized gain on
  securities, net of taxes           $ 4,187,857

Net loss                              (1,076,189)
                                     -----------

Comprehensive income                 $ 3,111,668
                                     ===========

Sale of treasury stock

Purchase of tresury stock


Balances, December 31, 2003

Change in unrealized gain on
  securities, net of taxes           $ 4,492,755

Net loss                                (580,268)
                                     -----------

Comprehensive income                 $ 3,912,487
                                     ===========

Sale of treasury stock

Purchase of tresury stock


Balances, December 31, 2004



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

Segment Information

      The Company has one operating segment comprised of the sale of blood volume analysis equipment and related biotech services. The Company's business is currently conducted in the United States.

Cash and Cash Equivalents

      The Company considers cash equivalents to be all highly liquid investments purchased with an original maturity of 90 days or less.

Fair Value of Financial Instruments

      Carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, accounts receivable and payable, accrued liabilities and short term debt (loans payable and short positions on securities) approximate fair value because of their short maturities.

Available-for-Sale Securities

      Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies)that management has determined meet the definition of available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders' Equity section of the Balance Sheet as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

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

Revenue Recognition

      The Company recognizes operational revenues from several sources. The first source is the outright sale of equipment, the Blood Volume Analyzer, to customers. The second source is the sale of single-use radioactive doses (Volumex) that are injected into the patient and measured by the Blood Volume Analyzer. The third source of revenue is service contracts on the Blood Volume Analyzer, after it has been sold to a customer. The fourth source of revenue is the storage fees associated with cryobanked blood and semen specimens.

      The Company currently offers three different methods of purchasing the Blood Volume Analyzer equipment. A customer may purchase the equipment directly, lease the equipment, or rent the equipment on a month-to-month basis. The revenues generated by a direct sale or a monthly rental are recognized as revenue in the period in which the sale or rental occurred. If a customer is to select the "lease" option, the Company refers its customer to a third party finance company with which it has established a relationship, and if the lease is approved, the Company receives 100% of the sales proceeds from the finance company and recognizes 100% of the revenue. The finance company then deals directly with the customer with regard to lease payments and related collections.

      The sales of the single-use radioactive doses (Volumex) that are used in conjunction with the Blood Volume Analyzer are recognized as revenue in the period in which the sale occurred.

      When Blood Volume Analyzer equipment has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the equipment. After the one year period expires, customers may purchase a service contract through the Company, which is usually offered in one-year increments. These service contracts are recorded by the Company as deferred revenue and are amortized into income in the period in which they apply. As at December 31, 2004 and 2003, deferred revenue pertaining to these service contracts was $17,465 and $0, respectively.

      The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. Although the Company currently offers annual storage fee contracts, most customers do not pay the annual contract fee in advance, but rather pay-as-they-go, or pay in arrears. The amount that could be construed as "Paid in advance" is minimal and is therefore not reclassified as deferred revenue.

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

Comprehensive Income (Loss)

      The Company reports components of comprehensive income under the requirements of SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and requires certain transactions to be presented as separate components of stockholders' equity. The Company currently reports the unrealized holding gains and losses on available-for-sale securities, net of deferred taxes, as accumulated other comprehensive income (loss).

Product Warrantees and Related Liabilities

      The Company offers a one year warranty on the Blood Volume Analyzer equipment. This warranty is effective on the date of sale and covers all mechanical failures of the equipment. All major components of the equipment are purchased and warranteed by the original 3rd party manufacturers.

      Once the initial one year warranty period has expired, customers may purchase annual service contracts for the equipment. These service contracts warranty the mechanical failures of the equipment that are not associated with normal wear-and-tear of the components.

      To date, the Company has not experienced any major mechanical failures on any equipment sold. In addition, the majority of the potential liability would revert to the original manufacturer. Due to this history, a liability has not been recorded with respect to product / warranty liability.

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

                                                  2004             2003             2002
                                              ------------    ------------      ------------
      Net income (loss), as reported          $   (580,268)   $ (1,076,189)     $   (193,851)
      Deduct total stock-based employee
      compensation expense determined
      under fair-value-based method, net
      of tax                                       (26,229)        (33,581)          (71,351)
                                              ------------    ------------      ------------
      Proforma net income (loss)              $   (606,497)   $ (1,109,770)     $   (265,202)
                                              ============    ============      ============

      Pro forma net income (loss) per
      common share: basic and diluted         $       (.13)   $       (.24)     $       (.06)
                                              ============    ============      ============

      In 2004, a total of 25,700 stock options were issued to various employees under the 2004 Stock Option Plan (See Note #7). No stock options were granted to employees in 2003, and 102,000 were issued in 2002. The weighted-average fair value per stock option granted in 2004 and 2002 was $20.10 and $15.25, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2002: no dividend yield, expected volatility of 22.74% and 40.96%, respectively, risk-free interest rates of 1.91% and 2.13%, respectively and an expected life of 3 years for 2004 and 2002.

Research and Development

      Costs associated with the development of new products are charged to operations as incurred.

Advertising Costs

      Advertising expenditures relating to the advertising and marketing of the Company's products and services are expensed in the period incurred.

Earnings Per Share

      The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is based on the average number of common shares outstanding during each period, adjusted for the effects of outstanding stock options.

      In 2004, 2003 and 2002, stock options were not included in the computation of diluted loss per common share due to their anti-dilutive effect given the net loss for each of those years. The number of anti-dilutive stock options excluded from the computation of diluted loss per common share was 87,500, 62,800 and 83,800, respectively.


Leased Employees

      The Company has entered into an agreement with ADP TotalSource, whereby the Company leases its employees from ADP. The agreement requires the Company to reimburse ADP for all employee wages, related taxes, employee benefit costs and human resource fees.

      The Company records these payments using the same classifications for which the reimbursement is made. (i.e. Wage reimbursements are recorded as wage expense.)

Recent Accounting Pronouncements

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

(2) AVAILABLE-FOR-SALE SECURITIES

            Upon adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company's portfolio is best characterized as "Available-For-Sale". SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income
(Loss)in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company's available-for-sale securities, as at December 31, 2004 and December 31, 2003, of approximately 139.25% and 112.48%, respectively, over its historical cost.

      In accordance with the provisions of SFAS No. 115, the adjustment in stockholders' equity has been recorded net of the tax effect had these gains been realized.

      The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company's investments as of:

                                          December 31, 2004

                                                                  Unrealized            Unrealized
Type of security            Cost              Fair Value         holding gains        holding losses
----------------            ----              ----------         -------------        --------------
Equity                   22,802,568           54,741,650           32,125,500              186,417
Debt                        105,212               64,750                7,792               48,255
                        --------------------------------------------------------------------------

Total                    22,907,780           54,806,400           32,133,292              234,672
                        ===========          ===========          ===========          ===========

                                          December 31, 2003
                                          -----------------

                                                                  Unrealized            Unrealized
Type of security            Cost              Fair Value         holding gains        holding losses
----------------            ----              ----------         -------------        --------------
Equity                  $22,271,842          $47,368,871          $25,407,422          $   310,393

Debt                         35,902               30,288                2,170                7,784
                        --------------------------------------------------------------------------

Total                   $22,307,744          $47,399,159          $25,409,592              318,177
                        ===========          ===========          ===========          ===========

      At December 31, 2004, the securities held by the Company had a market value of $54,806,400 and a cost basis of $22,907,780 resulting in a net unrealized gain of $31,898,620 or 139.25% of cost.

      At December 31, 2003, the securities held by the Company had a market value of $47,399,159 and a cost basis of $22,307,744 resulting in a net unrealized gain of $25,091,415 or 112.48% of cost.

      At December 31, 2004 and December 31, 2003, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value. Debt securities consist of Corporate Bonds. As at December 31, 2004, two of these bonds, which have a combined cost of $56,958, are scheduled to mature in April 2006 and May 2008. The remaining two bonds, which have a combined cost of $48,255 are currently in default, with maturity dates prior to December 31, 2004. Management is currently awaiting final settlement of the bonds, and is not yet able to determine the probability of experiencing a loss, or the amount of that loss should it occur. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not recorded a realized loss on these bonds. However, the Company has valued these bonds at zero and recorded an unrealized loss of the entire cost of the bonds.

(3) PROPERTY AND EQUIPMENT

      Property and equipment as at December 31, 2004 and 2003, respectively, consist of:

                                                   2004                 2003
Machinery and equipment                        $   755,237          $   727,689
Furniture and fixtures                             329,050              325,635
Leasehold improvements                             295,530              295,530
                                               -----------          -----------
                                                 1,379,817            1,348,854
Accumulated depreciation                        (1,089,245)          (1,045,481)
                                               -----------          -----------
Property and equipment, net                    $   290,572          $   303,373
                                               ===========          ===========

For the years ended December 31, 2004, 2003 and 2002, depreciation expense for the above listed assets was $43,764, $44,856 and $52,120, respectively.

(4) OTHER ASSETS

      At December 31, 2003, included in Other Assets was an intangible asset (Customer List) that was being amortized over its estimated useful life of 15 years. The asset was recorded at its original cost of $35,000 and had accumulated amortization of $6,222 at December 31, 2003. Amortization expense was $2,333 for the year ended December 31, 2003.

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management periodically reviews the asset's value for potential impairment.

      As at December 31, 2004, management determined that the value of the Customer List was impaired and accordingly, wrote off the entire net book value of the asset. The net book value of this asset at December 31, 2003 was $28,778, which was reclassified to amortization expense for the year ended December 31, 2004, and is included in the Depreciation and Amortization expense account.

(5) LOANS PAYABLE

      As at December 31, 2004 and December 31, 2003, the Company has a note payable of $1,500,000 and $900,000, respectively, with a bank. The note matures each year, with an option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates in the initial year of borrowing, depending on the individual amount of each borrowing and the date each borrowing is made. Upon renewal of the note at year end, the interest rate is renewed at the bank's prime lending rate.

      The loans bear interest at approximately 3.0% at December 31, 2004 and 2003, respectively. These loans are secured by certain marketable securities of the Company.

      Short term margin debt due to brokers, secured by the Company's marketable securities, totaled $2,613,285 at December 31, 2004 and $1,602,106 at December 31, 2003.

SHORT-TERM BORROWINGS
Years Ended December 31, 2004 and 2003
---------------------------------------------------------------------------------------------------------
Column A               Column B           Column C        Column D         Column E           Column F
--------               --------           --------        --------         --------           --------
---------------------------------------------------------------------------------------------------------
                                         Weighted
                                         average         Maximum           Average           Weighted
Category of                              interest        amount            amount            average
aggregate              Balance at        rate at end     outstanding       outstanding       interest
short-term             the end of        of the          during this       during the        rates during
borrowings             period            period          period            period            the period
---------------------------------------------------------------------------------------------------------
2004
---------------------------------------------------------------------------------------------------------
Banks                 $1,500,000              3.00%     $1,500,000        $1,449,041            3.00%
---------------------------------------------------------------------------------------------------------
Brokers                2,613,285              4.07%      3,058,894         2,167,566            3.56%
---------------------------------------------------------------------------------------------------------
All Categories        $4,113,285              3.63%     $4,558,894        $3,616,607            3.34%
---------------------------------------------------------------------------------------------------------
2003
---------------------------------------------------------------------------------------------------------
Banks                    900,000              3.00%        900,000           883,014            3.07%
---------------------------------------------------------------------------------------------------------
Brokers                1,602,106              3.00%      2,345,940         1,343,335            3.87%
---------------------------------------------------------------------------------------------------------
All Categories        $2,502,106              3.00%     $3,245,940        $2,226,349            3.55%
---------------------------------------------------------------------------------------------------------

The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

(6) OTHER LIABILITIES

      At December 31, 2004 and December 31, 2003, the Company also maintained a short position in certain marketable securities. These positions were sold for $974,161 at December 31, 2004, and $663,466 at December 31, 2003, and had
respective market values of $591,483 and $547,595, resulting in unrealized gains of $382,678 at December 31, 2004 and $115,871 at December 31, 2003.

(7) STOCK OPTIONS

      In June 2004, the Company created the 2004 Stock Option Plan in an effort to provide incentive to employees, officers, agents, consultants, and independent contractors through proprietary interest. The Board of Directors shall act as the Plan Administrator, and may issue these options at its discretion. The maximum number of shares that may be issued under this Plan are the greater of 200,000 or 5% of the Company's outstanding shares. Prior to June 2004, the Company issued options to various employees under the previous Stock Option Plan that was also administered by the Board of Directors. All issuances have varying vesting and expiration timelines. As at December 31, 2004 and 2003, 36,800 and 37,800 of the outstanding options were exercisable, respectively.

      Details of the option activity is as follows:

                                                                     Weighted
                                                      Number of       Average
                                                        Shares    Exercise Price
                                                        ------    --------------
Outstanding, December 31, 2001                           19,600       $16.10
 Granted                                                102,000        15.25
 Exercised                                                   --           --
 Cancelled                                              (62,800)       15.31
                                                     ----------       ------
Outstanding, December 31, 2002                           58,800       $15.47
 Granted                                                     --           --
 Exercised                                               (1,000)       10.00
 Cancelled                                              (20,000)       15.20
                                                     ----------       ------
Outstanding, December 31, 2003                           37,800       $15.76
 Granted                                                 25,700        20.10
 Exercised                                               (1,000)       10.00
 Cancelled                                                   --           --
                                                     ----------       ------
Outstanding, December 31, 2004                           62,500       $17.64
                                                     ==========       ======

               Options Outstanding                                        Options Exercisable
        -------------------------------------     ------------------------------------------------------------
                                    Number          Weighted-
                                 Outstanding        Average        Weighted-        Number          Weighted-
                                      at           Remaining       Average       Exercisable        Average
            Range of             December 31,     Contractual      Exercise      December 31,       Exercise
        Exercise Prices              2004             Life           Price           2004            Price
        ---------------              ----             ----           -----           ----            -----
         $8.00 - $10.00              2,000          .78 years      $   10.00         2,000         $    10.00
        $14.00 - $18.00             43,800         2.81 years      $   16.32        34,800         $    16.26
                                ----------                                       ---------
        $18.01 - $22.00             10,000         4.37 years      $   21.05                       $
                                ----------                                       ---------
        $22.01 - $26.00              6,700         4.51 years      $   23.45                       $
                                ----------                                       ---------
                                    62,500         3.18 years      $   17.64        36,800         $    15.92
                                ==========                                       =========

In addition to the employee options described above, the Company issued 25,000 options to a consultant on March 1, 2002 at an exercise price of $21.00. These options expire on March 1, 2005.

(8) CURRENT INCOME TAXES

      The following is a reconciliation of the federal statutory tax rate of 34% for 2004, 2003 and 2002, with the provision for income taxes:

                                                2004         2003         2002
                                               -----        -----        -----

Statutory tax rate                               (34)%        (34)%        (34)%
Loss not subject to taxation                      34%          34%          34%
                                               -----        -----        -----
Provision for income taxes                         0            0            0
                                               -----        -----        -----
Effective federal tax rate                         0%           0%           0%
                                               -----        -----        -----

      The Company, due to current losses and loss carry forwards from previous years, has not accrued or paid taxes based on income. It has, however, paid State and City taxes which were assessed on its Capital Base. In accordance with SFAS No. 109, Accounting for Income Taxes, these Capital Base assessments were not classified as income taxes.

(9) DEFERRED INCOME TAXES

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

      The deferred tax liability that results from the marketable securities does not flow through the Statement of Operations due to the classification of the marketable securities as available-for-sale. Instead, the deferred tax liability is recorded against the Accumulated Other Comprehensive Income, in the Stockholders' Equity section of the Balance Sheet.

      The deferred tax computations, computed at federal statutory rates of 34%, are as follows:

                                                   2004                 2003
Deferred tax assets:
Net operating loss carry forwards             $  4,907,369         $  4,278,848
Valuation allowance                             (4,907,369)          (4,278,848)
                                              ------------         ------------
Total deferred tax assets                                0                    0
                                              ============         ============

Deferred tax liabilities:
Fair market value adjustment
for available-for-sale securities             $ 10,845,531         $  8,531,081
                                              ============         ============

(9) CONCENTRATION OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of marketable securities. The Company maintains its investments in four difference brokerage accounts, all of which are insured by Securities Investor Protection Corporation (SIPC). The limits of this insurance are up to $100,000 for the total amount of cash on deposit with each Broker, and up to $500,000 for the total amount of securities held by each Broker. Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at December 31, 2004, the fair market value of securities in excess of the SIPC insured limit is $53,306,400, while there is no cash on deposit in excess of the insured limit.

(10) RELATED PARTY TRANSACTIONS

      The Company subleases a portion of its New York City office space to the President of the Company for 5 hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received in each of the years ended December 31, 2004, 2003 and 2002 was $9,600.

(11) RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses were $534,615, $348,265 and $330,000 for 2004, 2003, and 2002 respectively. All research and development costs are expensed in the period they are incurred.

(12) INTEREST EXPENSE AND INCOME

      Interest expense was $111,745, $86,675 and $40,532, and interest income was $2,795, $3,542 and $1,275 in 2004, 2003 and 2002 respectively.

(13) COMMITMENTS AND CONTINGENCIES

      (A) Operating Leases

      The Company leases office and laboratory space in both New York City and Tennessee. The lease agreement for the New York City facility is a non-cancelable lease, subject to annual increases based on the Consumer Price Index, and will expire on December 31, 2015. The Tennessee facility is currently leased on a month-to-month basis.

      The Company subleases space in its New York facility to a related party and a third party. Both subtenants lease on a month to month basis with no formal agreement. The amount of rental income received for the years ended December 31, 2004, 2003 and 2002 was $15,571 and is classified as other income in the Statement of Operations.

      Future minimum rental payments under the non-cancelable operating lease, exclusive of future cost of living and tax escalation increases, are as follows:

                         2005       $262,883
                         2006       $262,883
                         2007       $262,883
                         2008       $262,883
                         2009       $262,883
                   Thereafter     $1,577,298

      Rent expense for all non-cancelable operating leases was $262, 916, $281,506 and $239,543 for the years ended December 31, 2004, 2003 and 2002 respectively.

      (B) Contingent Liabilities

      The Company has pending several claims incurred in the normal course of business, which, in the opinion of management, based on the advice of outside legal counsel, will not have a material effect on the financial statements.

(14) SUBSEQUENT EVENTS

      The Company was involved in a dispute with its landlord in New York City. This dispute arose out of a rental rate dispute. In February 2005, the dispute was settled and the Company voluntarily agreed to pay the landlord approximately $45,000 in additional rent. This $45,000 liability was accrued at December 31, 2004 and 2003, and recorded in Accounts Payable and Accrues Liabilities.

(15) SELECTED FINANCIAL DATA (Unaudited)

Selected Quarterly Financial Data

                                                                 Quarter Ended
                                        -----------------------------------------------------------------
                                         March 31           June 30           Sept 30         December 31
                                        -----------------------------------------------------------------
2004
    Total operating revenues            $   408,248       $   254,735       $   277,975       $   277,448
    Total revenue and other income      $ 1,130,526       $   933,239       $ 1,119,549       $ 1,047,327
    Loss from operations                $  (683,071)      $  (927,432)      $  (865,563)      $  (997,487)
    Net income (loss)                   $    19,764       $  (261,461)      $   (58,968)      $  (279,603)
    Net income (loss) per share         $      (.00)             (.06)      $      (.01)      $      (.06)

2003
    Total operating revenues            $   218,683       $   290,411       $   301,816       $   202,737
    Total revenue and other income      $   737,617       $   771,667       $   904,183       $   751,970
    Loss from operations                $  (779,012)      $  (709,835)      $  (757,396)      $  (898,603)
    Net income (loss)                   $  (274,585)      $  (247,654)      $  (180,041)      $  (373,909)
    Net income (loss) per share         $      (.06)             (.05)      $      (.04)      $      (.08)

Certain reclassifications have been made to the Company's 2002 consolidated financial statements to conform to the current period presentations.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in and disagreements with accountants on accounting and financial disclosures.

Item 9A.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Controller concluded the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part III.

Item 10.  Directors and Executive Officers of the Registrant

The information required by item 10 is incorporated by reference to our proxy statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2004 year end.

Item 11. Executive Compensation

The information required by item 11 is incorporated by reference to our proxy statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2004 year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

This information required by item 12 is incorporated by reference to our proxy statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2004 year end.

Item 13. Certain Relationships and Related Transactions

There are no relationships or related transactions beyond those which have been disclosed in the 10-K.

Item 14. Principal Accountant Fees and Services

The information required by item 14 is incorporated by reference to our proxy statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2004 year end.

Part IV

Item 15. Exhibits, Financial Statement Index and Reports on Form 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following financial statements are included herein under Part II, Item 8, Financial Statements:

o     Report of Independent Registered Public Accounting Firm

o     Report of Independent Auditors

o     Consolidated Balance Sheets - December 31, 2004 and 2003

o Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002

o Consolidated Statements of Stockholder's Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

o Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002

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

Signature                               Title                     Date
---------                               -----                     ----

/s/ Joseph Feldschuh         President and Director               April 15, 2005
------------------------     Principal Executive Officer
Joseph Feldschuh, M.D.

/s/ Stephen Feldschuh        Vice President of Operations         April 15, 2005
------------------------     & Principal Accounting Officer
Stephen Feldschuh

/s/ Gary Fischman, PhD       Vice President                       April 15, 2005
------------------------
Gary Fischman, PhD

/s/ Liliya Morgaylo          Corporate Treasurer                  April 15, 2005
------------------------
Liliya Morgaylo

/s/ Diane M. Meegan          Corporate Secretary                  April 15, 2005
------------------------
Diane M. Meegan

/s/ Robert Willens           Director                             April 15, 2005
------------------------
Robert Willens

/s/ James Lombard            Director                             April 15, 2005
------------------------
James Lombard

/s/ Martin Wolpoff           Director                             April 15, 2005
------------------------
Martin Wolpoff

/s/ Stephen Valentine        Director                             April 15, 2005
------------------------
Stephen Valentine

Board of Directors:

Name                                Title

Dr. Joseph Feldschuh                Chairman, President, & CEO
James Lombard                       Director
Martin Wolpoff                      Director
Robert Willens                      Director
Stephen Valentine                   Director