Form 10-Q
period 2005-03-31
DAXOR CORP
filed 2005-05-16
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                        FOR QUARTER ENDED MARCH 31, 2005
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

      CLASS                                     OUTSTANDING AT MARCH 31, 2005
--------------------------------------------------------------------------------
      COMMON STOCK
PAR VALUE: $.O1 per share                                  4,636,326

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
        Item 1. FINANCIAL STATEMENTS (Unaudited)                               2
                 Condensed Consolidated Balance Sheets as at March 31,
                 2005 and December 31, 2004                                  F-1

                 Condensed Consolidated Statements of Operations
                 for the three months ended March 31,2005 and 2004           F-2

                 Condensed Consolidated Statements of Cash Flows
                 for the three months ended March 31, 2005 and 2004          F-3

                 Notes to Condensed Consolidated Financial Statements      F-4-5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 3

         Item 3. Controls and Procedures                                       4

PART II. OTHER INFORMATION

         Item 1.Legal Proceedings                                              4

         Item 2.Exhibits and Reports on Form 8-k                               4
                Signatures

         Item 3.Exhibit Index

Item 1.  Financial Statements (Unaudited)

         Index to Financial Statements

         Condensed Consolidated Balance Sheets as at March 31,
         2005 and December 31, 2004                                          F-1

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2005 and 2004                          F-2

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004                          F-3

         Notes to Condensed Consolidated Financial Statements              F-4-5

                                DAXOR CORPORATION
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS[UNAUDITED]

                                                     March 31,     December 31,
                                                       2005            2004
                                                   ------------    ------------
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                               $     13,730    $      5,079
Available-for-sale securities                        55,726,452      54,806,400
Accounts receivable                                     195,516         202,649
Inventory                                               139,338         139,338
Prepaid and other current assets                        211,353         453,284
                                                   ------------    ------------

Total Current Assets                                 56,286,389      55,606,750

PROPERTY AND EQUIPMENT
Machinery and equipment                                 767,824         755,237
Furniture and fixtures                                  329,341         329,050
Leasehold improvements                                  295,530         295,530
                                                   ------------    ------------
                                                      1,392,696       1,379,817
Less: Accumulated depreciation and amortization      (1,099,688)     (1,089,245)
                                                   ------------    ------------
Property and equipment, net                             293,008         290,572
Other assets                                             32,158          32,158
                                                   ------------    ------------
Total Assets                                       $ 56,611,555    $ 55,929,480
                                                   ============    ============

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities           $     71,225    $     89,162
Loans payable                                         4,396,564       4,113,285
Other Liabilities                                       975,521         982,718
Deferred revenue                                         22,355          17,465
Deferred taxes                                       10,922,075      10,845,531
                                                   ------------    ------------
Total Current Liabilities                            16,387,740      16,048,161

STOCKHOLDERS' EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,309,750 shares
Outstanding - 4,636,326 and 4,610,826
 shares, respectively                                    53,097          53,097
Additional paid in capital                           10,281,586       9,821,563
Accumulated other comprehensive income               21,201,674      21,053,089
Retained earnings                                    14,249,659      14,589,699
Treasury stock, at cost, 673,424 and 698,924
 shares, respectively                                (5,562,201)     (5,636,129)
                                                   ------------    ------------
Total Stockholders' Equity                           40,223,815      39,881,319
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity         $ 56,611,555    $ 55,929,480
                                                   ============    ============

See accompanying notes to condensed consolidated financial statements

                                DAXOR CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                         2005           2004
                                                     -----------    -----------
Revenues:
Operating revenues                                   $   296,583    $   408,248
                                                     -----------    -----------

Costs and Expenses:
Operations of laboratories & costs of production         454,389        381,162
Selling, general, and administrative                   1,073,328        710,157
                                                     -----------    -----------

Total Costs and Expenses                               1,527,717      1,091,319
                                                     -----------    -----------
Loss from operations                                  (1,231,134)      (683,071)

Other income (expense):
Dividend income                                          538,120        493,569
Gain on sale of securities                               389,036        225,066
Other revenues                                             4,352          3,643
Interest expense, net                                    (40,413)       (19,443)
                                                     -----------    -----------
Total other income                                       891,095        702,835
                                                     -----------    -----------

Net Income /(Loss) Before Income Taxes                  (340,039)        19,764

Provision for income taxes                                     0              0
                                                     -----------    -----------

Net Income /(Loss)                                   $  (340,039)   $    19,764
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding
  - Basic and Diluted                                  4,627,659      4,632,659
                                                     ===========    ===========

Net Income / (Loss)per Common Equivalent Share       $     (0.07)   $      0.00
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

DAXOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED MARCH 31,

                                                           2005          2004
                                                       -----------    ---------

Cash flows from operating activities:
Net income or (loss)                                   $  (340,039)      19,764
Adjustments to reconcile net income
(loss) to net cash used in
operating activities:
Depreciation & amortization                                 10,443       11,940
Gain on sale of investments                               (389,036)    (225,066)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                   7,133      (50,528)
(Increase) decrease in other current assets                241,931          (68)
Increase (decrease) in accounts payable, accrued
and other liabilities net of "short sales"                 (17,912)       4,198
Increase in deferred revenue                                 4,890           --
                                                       -----------    ---------
Total adjustments                                         (142,551)    (259,524)
                                                       -----------    ---------
Net cash used in operating activities                     (482,590)    (239,760)
                                                       -----------    ---------

Cash flows from investing activities:
Purchase of property and equipment                         (12,878)      (7,570)
Purchases of investments, net                           (1,280,049)    (270,699)
Net proceeds from (repayments of)loans from
 brokers used to purchase investments                      283,279     (238,905)
Proceeds from "short sales" not closed                     966,939      362,375
                                                       -----------    ---------
Net cash used in investing activities                      (42,709)    (154,799)
                                                       -----------    ---------
Cash flows from financing activities:
Proceeds from bank loan                                         --      600,000
Proceeds from sale (purchase of) treasury stock            533,950     (153,263)
                                                       -----------    ---------
Net cash provided by financing activities                  533,950      446,737
                                                       -----------    ---------
Net increase in cash and
cash equivalents                                             8,651       52,178

Cash and cash equivalents at beginning of year               5,079        3,324
                                                       -----------    ---------
Cash and cash equivalents at end of period             $    13,730    $  55,502
                                                       ===========    =========

See accompanying notes to condensed consolidated financial statements

                                DAXOR CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation years ended December 31, 2004, 2003 and 2002, included in Daxor Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

(2) AVAILABLE-FOR-SALE SECURITIES

      Upon adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company's portfolio is best characterized as "Available-For-Sale". SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income
(Loss)in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company's available-for-sale securities, as at March 31, 2005 and December 31, 2004, of approximately 136.10% and 139.25%,respectively, over its historical cost.

      In accordance with the provisions of SFAS No. 115, the adjustment in stockholders' equity has been made net of the tax effect had these gains been realized.

      The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company's investments as of:

                                 March 31, 2005
                                 --------------
Type of                                           Unrealized        Unrealized
security               Cost         Fair Value   Holding gains    holding losses
--------            -----------    -----------   -------------    --------------

Equity              $23,524,650    $55,698,052    $32,844,902      $   671,500
Debt                     78,053         28,400             --           49,653
                    -----------    -----------    -----------      -----------
Total               $23,602,703    $55,726,452    $32,844,902      $   721,153
                    ===========    ===========    ===========      ===========

                               December 31, 2004
                               -----------------

Type of                                           Unrealized        Unrealized
security               Cost         Fair Value   Holding gains    holding losses
--------            -----------    -----------   -------------    --------------

Equity              $22,802,568    $54,741,650    $32,125,500      $   186,417
Debt                    105,212         64,750          7,792           48,255
                    -----------    -----------    -----------      -----------
Total               $22,907,780    $54,806,400    $32,133,292      $   234,672
                    ===========    ===========    ===========      ===========

      At March 31, 2005 the securities held by the Company had a market value of $55,726,452 and a cost basis of $23,602,703 resulting in a net unrealized gain of $ 32,123,749 or 136.1% of cost.

      At December 31, 2004, the securities held by the Company had a market value of $54,806,400 and a cost basis of $22,907,780 resulting in a net unrealized gain of $31,898,620 or 139.25% of cost.

      At March 31, 2005 and December 31, 2004, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value. Debt securities consist of Corporate Bonds. As at March 31, 2005, one of these bonds, which has a cost of $29,798, is scheduled to mature in May 2008. The remaining two bonds, which have a combined cost of $48,255 are currently in default, with maturity dates prior to December 31, 2004. Management is awaiting final settlement of the bonds, and is not yet able to determine the amount of loss, if any, that may occur. Accordingly, the Company has valued these bonds at zero and recorded an unrealized loss of the entire cost of the bonds.

(3) INVENTORY

      Inventory is stated at the lower of cost or market, using the first-in, first-out method (FIFO), and consists primarily of finished goods.

(4) LOANS PAYABLE

      As at March 31, 2005 and December 31, 2004, the Company has a note payable of $1,500,000 with a bank with an option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates depending on the individual amount of each borrowing.

      The loan bears interest at approximately 3.0% is secured by certain marketable securities of the Company.

      Short term margin debt due to brokers, secured by the Company's marketable securities, totaled $2,896,564 at March 31, 2005 and $1,363,201 at December 31, 2004.

(5) SELECTED FINANCIAL DATA (Unaudited)

Selected Quarterly Financial Data

                                                         Quarter Ended
                                                --------------------------------
                                                March 31, 2005    March 31, 2004

Operating revenues                               $   296,583       $   408,248
Total revenue and other income                     1,228,091         1,130,526
Gross loss                                        (1,231,134)         (683,071)
Net income (loss)                                   (340,039)           19,764
Net income (loss) per share                             (.07)              .00
Total Assets                                      56,611,555        50,130,886
--------------------------------------------------------------------------------

Income:
Operating revenues                               $   296,583       $   408,248
Other income (expenses):
Dividend income                                      538,120           493,569
Gain  on sale of securities                          389,036           225,066
Other revenues                                         4,352             3,643
Interest expense, net                                (40,413)          (19,443)
                                                 -----------       -----------

 Total Selected Net Income                         1,187,678         1,111,083
                                                 -----------       -----------

Costs and Expenses:
Operations of laboratories & costs
  of production                                      454,389           381,162
Selling, general & administrative                  1,073,328           710,157
                                                 -----------       -----------

Total Selected Costs and Expenses                  1,527,717         1,091,319
                                                 -----------       -----------

Net Income (Loss) Before Provision for
  Income Taxes                                      (340,039)           19,764

Provision for Income Taxes                                --                --
                                                 -----------       -----------

Net Income (Loss)                                $  (340,039)      $    19,764
                                                 ===========       ===========

Weighted Average Number of Shares Outstanding
  - Basic and Diluted                              4,627,659         4,632,659
                                                 ===========       ===========

Net Income(Loss)per Common Equivalent Share      $     (0.07)      $      0.00
                                                 ===========       ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2. RESULTS OF OPERATIONS

Three months ended March 31, 2005 as compared with three months ended March 31, 2004

      For the three months ended March 31, 2005 total revenue and other income increased by 8.6% to $1,228,091 from $1,130,526 in 2004. Operating revenues decreased by 27% to $296,583 in 2005 from $408,248 in 2004. In 2005 there was only a single sale of the BVA-100 blood volume analyzer, although a number of contracts were signed for instruments on a trial basis. There were capital gains in 2005 of $389,036 up from $225,066 in 2004. Dividend income was $538,120 with a net interest expense of $40,413 in 2005, as compared to dividend income of $493,569 with a net interest expense of $19,443 in 2004. In 2005, the Company had a net loss of ($340,039) versus a net income income of $19,764 in 2004. Total Costs and Expenses increased by 41% in 2005 to $1,568,130 vs. $1,110,762 in 2004. This was related to increased marketing efforts and research and development expenses. The Company has increased research expenses for additional features to the BVA-100. The Company has also expanded its manufacturing staff in Oak Ridge, Tennessee. The increase in kit sales can be attributable to these sales efforts. The sales cycles from initial contact to a sale can be 6 to 12 months, or occasionally longer. The Company anticipates that the sales of the BVA-100 Blood Volume Analyzers and kits will become the major source of income for the Company. The Company plans to continue expanding its sales and marketing force, which currently consists of 17 salesmen and 4 support personnel.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005 the Company had total assets of $56,611,555 with stockholders' equity of $40,223,815 as compared to total assets of $50,130,886 with stockholders' equity of $37,537,441 at March 31,2004. Despite increasing its expenses, the Company has significantly increased its financial base as compared to one year ago. The Company has a net pre-taxed unrealized gain of $32,123,749 and $21,201,674 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Stockholders' Equity. The Company's stock portfolio had a market value of $55,726,452 with short-term loans of $ 4,396,564 with 4,636,326 shares outstanding. The Company has current liabilities of $16,387,740. Included in these liabilities are deferred taxes of $10,922,075. These deferred taxes would occur if the Company chose to sell its entire portfolio. Current liabilities minus these deferred taxes is $5,465,665. The Company's investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past 10 years. The Company's portfolio has, historically, maintained a net value above cost for each of the past 15 years.

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

      The Company sells, as well as offers to lease or rent the BVA-100 as part of the overall marketing plan. The Company also loans the instrument for a limited time period, however facilities evaluating the instrument must pay for the kits. A financing arrangement for customers was established through a relationship with De Lage Landen (DLL). The significance of this relationship is as sales through leases increases, Daxor will not have to diminish its capital outlay for equipment as DLL will fund the net present value of the lease upon installation of the equipment. In an effort to obtain the best rates for our clients, the Company will also work with other independent leasing firms.

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

Item 3. Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined by the Securities and Exchange Commission (SEC),as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that materially affected or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

DATE: May 16, 2005                      By: /s/ JOSEPH FELDSCHUH, M.D.
                                            --------------------------
                                            JOSEPH FELDSCHUH, M.D.,
                                            President and Chief Executive
                                            Officer


DATE: May 16, 2005                      By: /s/ STEPHEN FELDSCHUH
                                            ---------------------
                                            STEPHEN FELDSCHUH
                                            Vice President of Operations
                                            And Chief Financial Officer