Form 10-Q
period 2005-06-30
DAXOR CORP
filed 2005-09-07
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                         FOR QUARTER ENDED JUNE 30, 2005
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

                            Yes |X|           No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act)

                            Yes | |           No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AT JULY 15, 2005
--------------------------------------------------------------------------------
      COMMON STOCK
PAR VALUE: $.O1 per share                                4,637,326

                        DAXOR CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

        Item 1. FINANCIAL STATEMENTS (Unaudited)

                 Condensed Consolidated Balance Sheets at June 30, 2005 and
                 December 31, 2004 - (Unaudited)                                   F-1

                 Condensed Consolidated Statements of Operations
                 for the three and six months ended June 30,2005 and
                 2004 - (Unaudited)                                                F-2

                 Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2005 and 2004 - (Unaudited)     F-3

                 Notes to Condensed Consolidated Financial
                 Statements - (Unaudited)                                          F-4-10

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                     3-4

         Item 3. Quantitative and Qualitative Disclosures about Market Risk        4-6

         Item 4. Controls and Procedures                                           7

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                 7

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       7

         Item 3. Defaults Upon Senior Securities                                   7

         Item 4. Submission of Matters to a Vote of Security Holders               7

         Item 5. Other Information                                                 7

         Item 6. Exhibits and Reports on Form 8-K                                  7

                        DAXOR CORPORATION AND SUBSIDIARY

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Index to Financial Statements

        Condensed Consolidated Balance Sheets at June 30, 2005 and
        December 31, 2004 - (Unaudited)                                   F-1

        Condensed Consolidated Statements of Operations for the three
        and six months ended June 30, 2005 and 2004 - (Unaudited)         F-2

        Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 2005 and 2004 - (Unaudited)                 F-3

        Notes to Condensed Consolidated Financial Statements -
        (Unaudited)                                                       F-4-10

                        DAXOR CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS [UNAUDITED]

                                                        UNAUDITED           UNAUDITED
                                                                            Restated
                                                        June 30,          December 31,
                                                          2005                2004
                                                      ------------        ------------
--------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                             $          0        $      5,079
Available-for-sale securities                           61,594,741          54,806,400
Accounts receivable                                        180,062             202,649
Inventory                                                  139,338             139,338
Prepaid expenses and other current assets                  171,321             453,284
                                                      ------------        ------------
Total Current Assets                                    62,085,462          55,606,750
PROPERTY AND EQUIPMENT, NET                                383,000             290,572
Other assets                                                32,158              32,158
                                                      ------------        ------------
Total Assets                                          $ 62,500,620        $ 55,929,480
                                                      ============        ============
--------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------
CURRENT LIABILITIES

Accounts payable and accrued liabilities              $    119,711        $     89,162
Loans payable                                            6,543,041           4,113,285
Other liabilities                                            8,582               8,557
Deferred option premiums                                 1,105,102             974,161
Deferred revenue                                           169,218             121,083
Deferred taxes                                          12,852,447          10,845,531
                                                      ------------        ------------
Total Current Liabilities                               20,798,101          16,151,779
                                                      ------------        ------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,309,750 shares
Outstanding - 4,637,326 and 4,610,826
 shares at June 30, 2005 and December 31, 2004,
 respectively                                               53,097              53,097
Additional paid in capital                              10,296,551           9,821,563
Accumulated other comprehensive income                  23,868,831          21,053,089
Retained earnings                                       13,043,306          14,486,081
Treasury stock, at cost, 672,424 and 698,924
 shares, respectively                                   (5,559,266)         (5,636,129)
                                                      ------------        ------------
Total Stockholders' Equity                              41,702,519          39,777,701
                                                      ------------        ------------
Total Liabilities and Stockholders' Equity            $ 62,500,620        $ 55,929,480
                                                      ============        ============

See accompanying notes to condensed consolidated financial statements

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30                         JUNE 30
                                                                                       Restated                        Restated
                                                                         2005            2004            2005            2004
                                                                     -----------     -----------     -----------     -----------
Revenues:
Operating Revenues - Equipment sales and
 related services                                                    $   164,178     $    92,915     $   336,396     $   259,071

Operating Revenues - Cryobanking and related services                    106,481         117,250         220,176         241,018
                                                                     -----------------------------------------------------------
Total Revenues                                                           270,659         210,165         556,572         500,089
                                                                     -----------------------------------------------------------

Costs and expenses:

Costs of equipment sales and related services                            287,220         263,865         666,942         583,028

Costs of cryobanking and related services                                 87,960          72,021         162,627         134,020

Selling, general, and administrative                                   1,117,225         830,480       2,174,260       1,524,836

                                                                     -----------------------------------------------------------
Total costs and expenses                                               1,492,405       1,166,366       3,003,829       2,241,884
                                                                     -----------------------------------------------------------

Loss from operations                                                  (1,221,746)       (956,201)     (2,447,257)     (1,741,795)

Other income (expenses):

Dividend income                                                          510,576         473,231       1,048,696         966,800

Gains/ (losses)  on sale of securities                                  (307,276)        201,630          81,760         426,696

Other revenues                                                             4,563           3,643           8,915           7,286

Interest expense, net                                                    (63,299)        (12,533)       (103,712)        (31,976)

Administrative expenses relating to portfolio investments                (14,884)        (15,801)        (31,177)        (31,602)

                                                                     -----------------------------------------------------------
Total other income                                                       129,680         650,170       1,004,482       1,337,204
                                                                     -----------------------------------------------------------

Net loss before income taxes                                          (1,092,066)       (306,031)     (1,442,775)       (404,591)

Provision for income taxes                                                     0               0               0               0

Net loss                                                             $(1,092,066)    $  (306,031)    $(1,442,775)    $  (404,591)
                                                                     ===========================================================

Weighted average number of shares outstanding - basic and diluted      4,637,326       4,611,993       4,632,493       4,622,326

Net loss per common equivalent share-
Basic and diluted                                                    $     (0.24)    $     (0.07)    $     (0.31)    $     (0.09)
                                                                     ===========================================================

See accompanying notes to condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE SIX MONTHS ENDED

                                                                           Restated
                                                           JUNE 30,        JUNE 30,
                                                             2005           2004
                                                         -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(1,442,775)     $(404,591)
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Depreciation & amortization                                 24,483         23,880
  Gains on sale of investments                               (81,760)      (426,696)
Change in assets and liabilities:
  (Increase) decrease in accounts receivable                  22,587        (86,889)
  Decrease in other current assets                           281,963         11,652
  Increase (decrease) in accounts payable, accrued
   and other liabilities                                      30,574        (34,915)
  Increase in deferred income                                 48,135        162,894
                                                         -----------      ---------

Net cash used in operating activities                     (1,116,793)      (754,665)
                                                         -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                          (116,911)       (16,894)

Purchase of investments, net of sales                     (2,858,083)      (831,035)

Proceeds from broker loans, net of repayments              2,429,756        937,759
Proceeds from "deferred option premiums" not closed        1,105,102        555,874
                                                         -----------      ---------
Net cash provided by investing activities                    559,864        645,704
                                                         -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan                                           --        600,000
Purchase of treasury stock                                        --       (474,335)
Proceeds from sale of treasury stock                         551,850             --

                                                         -----------      ---------
Net cash provided by financing activities                    551,850        125,665
                                                         -----------      ---------

Net increase (decrease) in cash and cash equivalents          (5,079)        16,704
Cash and cash equivalents at beginning of period               5,079          3,324
                                                         -----------      ---------

Cash and cash equivalents at end of period               $         0      $  20,028
                                                         ===========      =========

See accompanying notes to condensed consolidated financial statements

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation years ended December 31, 2004, 2003 and 2002, included in Daxor Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Segment Reporting

      The Company currently reports three business segments; Equipment Sales and Related Services, Cryobanking and Related Services, and Investment Portfolio Activity.

      The Equipment Sales and Related Services segment encompasses the activity of the Blood Volume Analyzer equipment. This includes equipment sales, equipment rentals, equipment delivery fees, Kit sales and service contract revenues.

      The Cryobanking and Related Services segment is comprised of activity relating to the storage of blood and semen, and related laboratory and handling fees.

      The Investment Portfolio segment reports the activity of the Company's Investments. This includes all earnings, realized gains and losses, and expenses relating to the Investment Portfolio.

Available-for-Sale Securities

      Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies)that management has determined meet the definition of available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders' Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

      At certain times the company will engage in short selling of stock. When this occurs the short position is marked to the market and recorded as a realized sale. Any gain or (loss) is recorded for the period presented.

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2005 AND 2004 (Continued)

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

      The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. The Company invoices customers for storage fees for various time periods. These time periods range from one month up to one, two or three years. The Company will only recognize revenue for those storage fees that are earned in the current reporting period, and will defer the remaining revenues to the period in which they are earned. It is this revenue recognition policy that has necessitated the restatement of the 2004 reporting periods included in these financial statements.

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

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2005 AND 2004 (Continued)

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

Stock Based Compensation

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

                                            Three Months Ended                 Six Months Ended
                                                  June 30                           June 30
                                                          Restated                          Restated
                                           2005             2004             2005             2004
                                       ----------------------------      ----------------------------
Net loss, as reported                  $(1,092,066)     $  (306,031)     $(1,442,775)     $  (404,591)

Deduct total stock-based employee
compensation expense determined
under fair-value-based method, net
of tax                                     (27,255)         (10,966)         (58,566)         (17,048)
                                       -----------      -----------      -----------      -----------

Proforma net loss                      $(1,119,321)     $  (316,997)     $(1,501,341)     $  (421,639)
                                       ===========      ===========      ===========      ===========

Pro forma net loss per
common share: basic and diluted        $      (.24)     $      (.07)     $      (.32)     $      (.09)
                                       ===========      ===========      ===========      ===========

      5,000 and 25,000 stock options were issued to employees in the three months ended June 30, 2005 and 2004, respectively, and a total of 18,000 and 25,000 were issued to employees in the six months ended June 30, 2005 and 2004, respectively. All of these options were issued under the Company's 2004 Stock Option Plan.

      These fair values were estimated using the Black-Scholes option pricing model, based on the following assumptions:

                                                 Three Months Ended             Six Months Ended
                                                      June 30                       June 30
                                               2005         2004             2005             2004
                                               ---------------------      ----------------------------
Dividend yield                                    0%              0%               0%               0%
Volatility                                     24.8%     22.2%-28.8%      24.8%-28.8%      22.2%-28.8%
Risk-free interest rate                        3.39%      .98%-1.91%       .98%-5.81%       .98%-1.91%
Expected term of options (in years)               3               3                3                3

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2005 AND 2004 (Continued)

Reclassifications

      Certain reclassifications have been made to the Company's 2004 condensed consolidated financial statements to conform with the presentation of the 2005 condensed consolidated financial statements.

Restatements

      Restatements have been made to the 2004 financial statements to reflect a change in accounting principle pertaining to the revenues recognized on long term blood and semen storage (deferred revenues). The 2004 figures now reflect deferred revenues for those storage fees that were invoiced to customers in advance of services. The deferred revenues will be reclassified as income in the periods in which they are earned.

      The effects of these changes on revenues, operating income, net income and earnings per share are summarized below.

                                          Three months ended    Six months ended
                                            June 30, 2004         June 30, 2004

Revenues                                      $ (44,571)            $(162,894)
                                              =========             =========
Operating income                              $ (44,571)            $(162,894)
                                              =========             =========
Net income                                    $ (44,571)            $(162,894)
                                              =========             =========
EPS                                           $   (0.01)            $   (0.04)
                                              =========             =========

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

      The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company's investments as of:

                                  June 30, 2005
                                 --------------
Type of                                            Unrealized      Unrealized
security             Cost         Fair Value      Holding gains   holding losses
--------         -----------      -----------     -------------   --------------

Equity           $24,641,638      $61,376,003      $37,018,917      $   284,552
Debt                 231,824          218,738           36,167           49,253
                 -----------      -----------      -----------      -----------
Total            $24,873,462      $61,594,741      $37,055,084      $   333,805
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
                 ===========      ===========      ===========      ===========

      At June 30,2005 the securities held by the Company had a market value of $61,594,741 and a cost basis of $24,873,462 resulting in a net unrealized gain of $36,721,279 or 147.6% of cost.

      At December 31, 2004, the securities held by the Company had a market value of $54,806,400 and a cost basis of $22,907,780 resulting in a net unrealized gain of $31,898,620 or 139.25% of cost.

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2005 AND 2004 (Continued)

      At June 30, 2005 and December 31, 2004, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value. Debt securities consist of Corporate Bonds & Notes. As at June30, 2005, these items, which have a cost of $231,824 are scheduled to mature at various times thru February 2011. Two bonds, which have a combined cost of $48,255 are currently in default, with maturity dates prior to December 31, 2004. Management is awaiting final settlement of the bonds, and is not yet able to determine the amount of loss, if any, that may occur. Accordingly, the Company has valued these bonds at zero and recorded an unrealized loss of the entire cost of the bonds.

(3) SEGMENT ANALYSIS

      The following table summarizes the results of each segment described in note (1) for the six months ending June 30, 2005

                                         Equipment sales     Cryobanking
                                           and related       and related        Investment        Segment
                                             services          services         portfolio          Totals
Revenues and income                        $   336,396       $   220,176       $ 1,130,456      $ 1,687,028
Other revenues                                   8,915                                                8,915
                                           ----------------------------------------------------------------
Total revenues and income                      345,311           220,176         1,130,456        1,695,943
                                           ================================================================
Costs of sales and services                    666,942           162,627                            829,569
Selling-G & A expenses                       2,091,434            82,826                          2,174,260
Expenses related to investment income                                              134,889          134,889
                                           ----------------------------------------------------------------
Total Costs & expenses                       2,758,376           245,453           134,889        3,138,718
                                           ----------------------------------------------------------------

                                           ----------------------------------------------------------------
Segment income/(loss)                      $(2,413,065)      $   (25,277)      $   995,567      $(1,442,775)
                                           ================================================================

The following table summarizes the results of each segment described in note (1) for the three months ended June 30, 2005

                                         Equipment sales     Cryobanking
                                           and related       and related        Investment        Segment
                                             services          services         portfolio          Totals
Revenues and income                        $   164,178       $   106,481       $   203,300      $   473,959
Other revenues                                   4,563                                                4,563
                                           ----------------------------------------------------------------
Total revenues and income                      168,741           106,481           203,300          478,522
                                           ================================================================

Costs of sales and services                    287,220            87,960                            375,180

Selling-G & A expenses                       1,083,831            33,394                          1,117,225
Expenses related to investment income                                               78,183           78,183
                                           ----------------------------------------------------------------

Total Costs & expenses                       1,371,051           121,354            78,183        1,570,588
                                           ----------------------------------------------------------------

                                           ----------------------------------------------------------------
Segment income/(loss)                      $(1,202,310)      $   (14,873)      $   125,117      $(1,092,066)
                                           ================================================================

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2005 AND 2004 (Continued)

The following table summarizes the results of each segment described in note (1) for the six months ending June 30, 2004

                                         Equipment sales     Cryobanking
                                           and related       and related        Investment        Segment
                                             services          services         portfolio          Totals
Revenues and income                        $   259,071       $   241,018       $ 1,393,496      $ 1,893,585
Other revenues                                   7,286                                                7,286
                                           ----------------------------------------------------------------
Total revenues and income                      266,357           241,018         1,393,496        1,900,871
                                           ================================================================

Costs of sales and services                    583,028           134,020                            717,048

Selling-G & A expenses                       1,405,251           119,585                          1,524,836
Expenses related to investment income                                               63,578           63,578
                                           ----------------------------------------------------------------

Total Costs & expenses                       1,988,279           253,605            63,578        2,305,462
                                           ----------------------------------------------------------------

                                           ----------------------------------------------------------------
Segment income/(loss)                      $(1,721,922)      $   (12,587)      $ 1,329,918      $  (404,591)
                                           ================================================================

The following table summarizes the results of each segment described in note (1) for the three months ending June 30, 2004

                                         Equipment sales     Cryobanking
                                           and related       and related        Investment        Segment
                                             services          services         portfolio          Totals
Revenues and income                        $    92,915       $   117,250       $   674,861      $   885,026
Other revenues                                   3,643                                                3,643
                                           ----------------------------------------------------------------
Total revenues and income                       96,558           117,250           674,861          888,669
                                           ================================================================

Costs of sales and services                    263,865            72,021                            335,886

Selling-G & A expenses                         774,646            55,834                            830,480
Expenses related to investment income                                               28,334           28,334
                                           ----------------------------------------------------------------

Total Costs & expenses                       1,038,511           127,855            28,334        1,194,700
                                           ----------------------------------------------------------------

                                           ----------------------------------------------------------------
Segment income/(loss)                      $  (941,953)      $   (10,605)      $   646,527      $  (306,031)
                                           ================================================================

(4) PROPERTY AND EQUIPMENT

      Property and equipment as at June 30, 2005 and December 31, 2004, respectively, consist of:

                                                   2005                 2004
                                               -----------          -----------
Machinery and equipment                        $   872,148          $   755,237
Furniture and fixtures                             329,050              329,050
Leasehold improvements                             295,530              295,530
                                               -----------          -----------
                                                 1,496,728            1,379,817
Accumulated depreciation                        (1,113,728)          (1,089,245)
                                               -----------          -----------
Property and equipment, net                    $   383,000          $   290,572
                                               ===========          ===========

Depreciation expense for the three months ended June 30, 2005 and 2004 was $14,040 and $11,940, respectively. Depreciation expense for the six months ended June 30, 2005 and 2004, was $24,483 and $23,880, respectively.

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2005 AND 2004 (Continued)

(5) LOANS PAYABLE

      As at June 30, 2005 and December 31, 2004, the Company has a note payable of $1,500,000 with a bank with an option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates depending on the individual amount of each borrowing.

      The loan bears interest at approximately 3.0% and is secured by certain marketable securities of the Company.

      Short term margin debt due to brokers, secured by the Company's marketable securities, totaled $5,043,041 at June30, 2005 and $2,613,285 at December 31, 2004.

(6) DEFERRED OPTION PREMIUMS

      As part of the company's investment strategy put and call options are sold on various stocks the company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. Upon exercise the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire.

      The following summarizes deferred option premiums as of June 30,2005 And December 31,2004.

      ------------------------------------------------------------------------------------
      Deferred option premiums   Selling price   Fair Market value  Unrealized Gain/(Loss)
      ------------------------------------------------------------------------------------
      June 30,2005                $1,105,102        $1,005,323            $   99,779
      ------------------------------------------------------------------------------------
      December 31,2004            $  974,161        $  591,482            $  382,679
      ------------------------------------------------------------------------------------

(7) CURRENT INCOME TAXES

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

      The Company has net operating loss carryovers of $10,200,803 expiring at various times from December 31, 2010 through December 31, 2024. Management does not anticipate an ability to utilize these losses in the near future.

      While the company has deferred taxes on unrealized portfolio gains, at present it is not management's intention to liquidate it's holdings in order to utilize these loss carryovers

      A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the history of losses and the variability of operating results.

      The deferred tax liability that results from the marketable securities does not flow through the Statement of Operations due to the classification of the marketable securities as available-for-sale. Instead, the deferred tax liability is recorded against the Accumulated Other Comprehensive Income, in the Stockholders' Equity section of the Balance Sheet.

      The deferred tax computations at June 30, 2005 and December 31, 2004, computed at federal statutory rates of 35%, are as follows:

                                                   2005                 2004
Deferred tax assets:
Net operating loss carry forwards             $ 10,200,803         $  4,907,369
Valuation allowance                            (10,200,803)          (4,907,369)
                                              ------------         ------------

Total deferred tax assets                                0                    0
                                              ============         ============

Deferred tax liabilities:
Fair market value adjustment
for available-for-sale securities             $ 12,852,447         $ 10,845,531
                                              ============         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2005 as compared with three months ended June 30,
2004

      For the three months ended June 30, 2005, operating revenues increased to $270,659 vs. $210,165 in 2004, an increase of 29%. The increase was due primarily to increased blood volume kit sales. The increase in kit sales can be attributed to the sales effort of our staff. Total cost and expenses were $1,492,405 in 2005 vs. $1,166,366 in 2004, for an increase of 28%. For the three months ended June 30, 2005 total operating revenues and other income decreased by 53% to $400,339 from $860,335 in 2004. In the three months ended June 30, 2005 there have been no sales of the BVA-100 blood volume analyzer, although a number of contracts were signed for instruments on a trial basis. A factor involved in lack of sales was a delay in the correction of Medicare reimbursement for hospitals. Medicare reimburses hospitals separately for the cost of the radiopharmaceutical kit, but did not issue a reimbursement number until July 2005 which will take effect January 2006. This error did not exist in 2004. Appropriate reimbursement is essential for marketing to hospitals which have Medicare patients. Although the company pointed out the error in multiple communications, the error was not corrected until July, 2005. The Company plans to continue expanding its sales and marketing force, which currently consists of 17 salesmen and 4 support personnel.

Six months ended June 30, 2005 as compared with six months ended June 30, 2004

      For the six months ended June 30, 2005, operating revenues increased to $556,572 vs. $500,089 in 2004, an increase of 11%. The increase was due primarily to increased blood volume kit sales. Total cost and expenses were $3,003,829 in 2005 vs. $2,241,884 in 2004, for an increase of 34%. For the six months ended June 30, 2005, total operating revenues and other income decreased by 15% to $1,561,054 from $1,837,293 in 2004. There were net gains on sales of securities in 2005 of $81,760 down from $426,696 in 2004. Dividend income was $1,048,696 with a net interest expense of $103,712 in 2005, as compared to dividend income of $966,800 with a net interest expense of $31,976 in 2004. In 2005, the Company had a net loss of ($1,442,775) versus a net loss of $(404,591) in 2004. Total Costs and Expenses increased by 34% in 2005 to $3,003,829 vs. $2,241,884 in 2004. This was related to increased marketing efforts as well as research and development expenses. The Company has increased research expenses for additional features to the BVA-100. The Company has also expanded its manufacturing staff in Oak Ridge, Tennessee. The increase in kit sales can be attributed to these sales efforts. The sales cycles from initial contact to a sale can be 6 to 12 months, or occasionally longer. The Company anticipates that the sales of the BVA-100 Blood Volume Analyzers and kits will become the major source of income for the Company. In 2005 there have been no sales of the BVA-100 blood volume analyzer, although a number of contracts were signed for instruments on a trial basis. A factor involved in lack of sales was a delay in the correction of Medicare reimbursement for hospitals. Medicare reimburses hospitals separately for the cost of the radiopharmaceutical kit, but did not issue a reimbursement number for until July 2005 which will take effect January, 2006. This error did not exist in 2004. Appropriate reimbursement is essential for marketing to hospitals which have Medicare patients. Although the company pointed out the error in multiple communications, the error was not corrected until July, 2005. The Company plans to continue expanding its sales and marketing force, which currently consists of 17 salesmen and 4 support personnel.

The Company has initiated marketing for its blood banking services. The Company is attempting to develop a program with a specific hospital which would involve blood volume measurement and autologous frozen blood storage prior to elective orthopedic surgery. The program is called a Blood Optimization Program, and the Company has filed for trademark status.

The Company may also initiate a separate marketing program for its semen bank services. The Company will soon report on the details of the longest case of frozen semen resulting in a successful pregnancy and birth. The timing of the announcement will depend on approval by the medical journal which will publish the case report.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005 the Company had total assets of $62,500,620 with stockholders' equity of $41,702,519 as compared to total assets of $55,929,480 with stockholders' equity of $39,777,701 at December 31, 2004. The Company has significantly increased its financial base as compared to one year ago. At June 30, 2005, the Company has a net pre-taxed unrealized gain of $36,721,279 and $23,868,831 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Stockholders' Equity. The Company's stock portfolio had a market value of $61,594,741 with short-term loans of $6,543,041 with 4,637,326 shares outstanding. The Company has current liabilities of $20,798,101. Included in these liabilities are deferred taxes of $12,852,447. These deferred taxes would occur if the Company chose to sell its entire portfolio. Current liabilities less these deferred taxes is $7,945,654. The Company's investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past 10 years. The Company's portfolio has maintained a net value above historical cost for each of the past 20 and one half years, or 82 consecutive quarters.

      The Company has adequate resources for the current marketing level of its Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company anticipates hiring additional regional managers to the existing sales/marketing team. It is the goal of the marketing team to develop an individual sales team for each regional manager. The Company is also expanding its support services personnel. The decision to develop the marketing team was partially based on the anticipation of new publications in peer reviewed medical journals by current users of the Blood Volume Analyzer. All sales to leasing companies are non-recourse leases, which are not guaranteed by the Company.

      The Company's goal is to establish blood volume measurement as a standard of care in multiple areas of medicine and surgery. It is hoped that the publication of research studies from leading medical facilities will result in an increase in sales in both the Blood Volume Analyzer and its associated kits.

      The Company sells, as well as offers to lease or rent the BVA-100 as part of the overall marketing plan. The Company also loans the instrument for a limited time period, however facilities evaluating the instrument must pay for the kits. A financing arrangement for customers was established through a relationship with De Lage Landen (DLL). The significance of this relationship is as sales through leases increases, Daxor will not have to diminish its capital outlay for equipment as DLL will fund the net present value of the lease upon installation of the equipment. In an effort to obtain the best rates for our clients, the Company will also work with other independent leasing firms. The Company will use its current financial reserves primarily for developing and marketing the Blood Volume Analyzer. The Company is evaluating various options to expand blood banking services in conjunction with the use of the Blood Volume Analyzer. Additional information on the Company is available on our website www.daxor.com .

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors.

We are not exposed to market risks from changes in foreign currency rates. The company maintains an investment portfolio primarily consisting of electric utility companies which are publicly traded common and preferred stock. These are categorized as available for sale securities.

In addition to receiving income from dividends, the company also has an investment policy of selling puts on stocks that it is willing to own. Such options usually have a maturity of less than 1 year. The company will also sell covered calls on securities within its investment portfolio. Covered calls involve stocks, which usually do not exceed 10% of the value of the company's portfolio and have never exceeded 15% of the company's portfolio value.

The company will, at times, sell naked or uncovered calls as well as engage in short sales as part of a strategy to mitigate risk. Such short sales are usually less than 10% of the company's portfolio value, and have never exceeded 15% of the company's portfolio value. Unrealized gains or losses on short sales or naked calls are marked to the market. They may, therefore, cause a fluctuation in the reporting of total other income. This has occurred in the second quarter.

The company's investment strategy is reviewed at least once a year, and more frequently as needed, at board meetings. The company's investing policy permits investment in non-electric utilities for up to 10% of the corporate portfolio value. The company's unrealized gains vs. unrealized losses are usually more than 10 to 1.

At the most recent second quarter computation, unrealized gains were $37,055,083 and unrealized losses were $333,805 for a ratio of 111 to 1 over the past 5 years. The results from option strategies are variable and within the past 5 years have represented from 2.1% to 33.2% of total investment income. Annual income from dividends has been relatively stable and has varied from $1,842,583 to $2,062,364.

Certain utility preferred stocks have call provisions which may enable them to be called away from the company. The call price, in all instances, is higher than the company's cost for the stock. The yields on such preferred stocks may be significantly higher than current available yields. Such stocks, therefore, could not be replaced with similar yields. Currently, approximately 2.3% of the company's portfolio falls into this category.

The company's portfolio value is exposed to fluctuations in the general value of electric utilities. The largest holding value in the portfolio is Entergy stock, with a cost basis of $2,079,000, with a current market value of $10,426.530.73. This represents 16.92% of the company's portfolio. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company's cost of borrowing.

Because of the size of the unrealized gains in the company's portfolio, the company does not anticipate any changes which could reduce the value of the company's utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company exposure to regulator risk is mitigated due to it's diversity of holdings consisting of 70 separate stocks.

                   Summary information on Securities Portfolio


                       % of
                       Total
                     Portfolio                                       UNREALIZED       UNREALIZED                        Annualized
DESCRIPTION            Shares        COST            MARKET            GAINS            LOSSES      YTD Dividends        Dividends
-----------------------------------------------------------------------------------------------------------------------------------
                       % of
                       Total
Total Utilities
Common Stocks          94.46%   $23,494,732.43   $59,901,126.64   $36,586,119.71   $   179,725.50   $   980,192.94   $ 1,960,385.88

Total Preferred
Utility Stocks          2.18%   $   541,871.28   $   923,901.75   $   382,280.47   $       250.00   $    25,443.76   $    50,887.52

Total Preferred
Non-Utilities Stocks    0.15%   $    37,254.00   $    40,005.00   $     3,696.00   $       945.00   $     1,396.88   $     2,793.76

Total Preferred
Stocks                  2.33%   $   579,125.28   $   963,906.75   $   385,976.47   $     1,195.00   $    26,840.64   $    53,681.28

Total General
Stocks                  2.28%   $   567,780.55   $   510,969.78   $    46,820.48   $   103,631.25   $       823.46   $     1,646.92

Total Bonds             0.93%   $   231,824.25   $   218,737.50   $    36,166.50   $    49,253.25   $    23,325.00   $    46,650.00

Portfolio Total                 $24,873,462.51   $61,594,740.67   $37,055,083.16   $   333,805.00   $ 1,031,182.04   $ 2,062,364.08

Item 4. Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined by the Securities and Exchange Commission (SEC),as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that materially affected or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

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


DATE: September 6, 2005                       By: /s/ JOSEPH FELDSCHUH, M.D.
                                                  --------------------------
                                                  JOSEPH FELDSCHUH, M.D.,
                                                  President and Chief Executive
                                                  Officer


DATE: September 6, 2005                       By: /s/ STEPHEN FELDSCHUH
                                                  ---------------------
                                                  STEPHEN FELDSCHUH
                                                  Vice President of Operations
                                                  And Chief Financial Officer