Form 10-Q
period 2005-09-30
DAXOR CORP
filed 2005-11-21
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                                     of the
                             Securities Act of 1934

                        FOR QUARTER ENDED SEPTEMBER 30, 2005
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

                            Yes |_|           No |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            Yes |_|           No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                                OUTSTANDING AT September 18, 2005
---
      COMMON STOCK
PAR VALUE: $.O1 per share                  4,635,526

                        DAXOR CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

        Item 1.  FINANCIAL STATEMENTS (Unaudited)

                  Condensed Consolidated Balance Sheets at September 30, 2005 and
                  December 31, 2004 - (Unaudited)                                          F-1

                  Condensed Consolidated Statements of Operations
                  for the three and nine months ended September 30,2005 and
                  2004 - (Unaudited)                                                       F-2

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2005 and 2004 - (Unaudited)      F-3

                  Notes to Condensed Consolidated Financial
                           Statements - (Unaudited)                                        F-4-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                            3-7

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk               7-9

         Item 4.  Controls and Procedures                                                  9

PART II. OTHER INFORMATION                                                               10-14

         Item 1.  Legal Proceedings

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


                        DAXOR CORPORATION AND SUBSIDIARY

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Index to Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2005 and
         December 31, 2004 - (Unaudited)                                                F-1

         Condensed Consolidated Statements of Operations for the three and nine months
         ended September 30, 2005 and 2004 - (Unaudited)                                F-2

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2005 and 2004 - (Unaudited)                                      F-3

         Notes to Condensed Consolidated Financial Statements - (Unaudited)             F-4-10

                        DAXOR CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS [UNAUDITED]

                                                           UNAUDITED          UNAUDITED
                                                                               Restated
                                                         September 30,      December 31,
                                                              2005               2004
                                                              ----               ----
-----------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                $   2,207,288      $       5,079
Available-for-sale securities                               60,615,799         54,806,400
Accounts receivable                                            259,775            202,649
Inventory                                                      139,338            139,338
Prepaid expenses and other current assets                      162,974            453,284
                                                         -------------      -------------
Total Current Assets                                        63,385,174         55,606,750

PROPERTY AND EQUIPMENT, NET                                    373,986            290,572

OTHER ASSETS                                                    32,158             32,158
                                                         -------------      -------------
Total Assets                                             $  63,791,318      $  55,929,480
                                                         =============      =============
-----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------
CURRENT LIABILITIES

Accounts payable and accrued liabilities                 $     207,819      $      89,162
Loans payable                                                7,801,290          4,113,285
Other liabilities                                                8,582              8,557
Deferred option premiums                                     1,196,306            974,161
Deferred revenue                                               154,429            121,083
Deferred taxes                                              12,468,164         10,845,531
                                                         -------------      -------------
Total Current Liabilities                                   21,836,590         16,151,779
                                                         =============      =============

COMMITMENTS AND CONTINGENCIES                                       --                 --

STOCKHOLDERS' EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,309,750 shares
Outstanding - 4,635,526 and 4,610,826
 shares at September 30, 2005 and December 31, 2004,
respectively                                                    53,097             53,097
Additional paid in capital                                  10,296,552          9,821,563
Accumulated other comprehensive income                      23,155,163         21,053,089
Retained earnings                                           14,039,126         14,486,081
Treasury stock, at cost, 674,224 and 698,924
 shares, respectively                                       (5,589,210)        (5,636,129)
                                                         -------------      -------------
Total Stockholders' Equity                                  41,954,728         39,777,701
                                                         -------------      -------------
Total Liabilities and Stockholders' Equity               $  63,791,318      $  55,929,480
                                                         =============      =============

See accompanying notes to condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30                       SEPTEMBER 30
                                                                               Restated                           Restated
                                                                 2005             2004             2005             2004
                                                                 ----             ----             ----             ----
Revenues:
Operating Revenues - Equipment sales and
 related services                                             $   235,545      $   173,438      $   571,941      $   432,509
Operating Revenues - Cryobanking and related services             105,250          117,986          325,426          359,004
                                                              --------------------------------------------------------------
Total Revenues                                                    340,795          291,424          897,367          791,513
                                                              --------------------------------------------------------------

Costs and expenses:

Costs of equipment sales and related services                     372,011          242,066        1,038,953          825,094

Costs of cryobanking and related services                          84,516           56,215          247,143          190,235

Selling, general, and administrative                            1,165,988          831,705        3,340,248        2,356,541

                                                              --------------------------------------------------------------

Total costs and expenses                                        1,622,515        1,129,986        4,626,344        3,371,870
                                                              --------------------------------------------------------------

Loss from operations                                           (1,281,720)        (838,562)      (3,728,977)      (2,580,357)

Other income (expenses):

Dividend income                                                   969,064          516,525        2,017,760        1,483,325

Gains/ (losses)  on sale of securities                          1,321,733          321,232        1,403,493          747,928

Other revenues                                                    100,844            3,817          109,759           11,103

Interest expense, net                                             (89,698)         (34,979)        (193,410)         (66,955)

Administrative expenses relating to portfolio investments         (24,402)         (13,552)         (55,579)         (45,154)

                                                              --------------------------------------------------------------

Total other income                                              2,277,541          793,043        3,282,023        2,130,247
                                                              --------------------------------------------------------------

Net income/ (loss) before income taxes                            995,821          (45,519)        (446,954)        (450,110)

Provision for income taxes                                              0                0                0                0
                                                              --------------------------------------------------------------

                                                              $   995,821      $   (45,519)     $  (446,954)     $  (450,110)
Net income/ (loss)
                                                              ==============================================================

Weighted average number of shares outstanding - basic
and diluted                                                     4,636,126        4,608,493        4,633,704        4,617,715

Net income/ (loss) per common equivalent share-
basic and diluted                                             $      0.21      $     (0.01)     $     (0.10)     $     (0.10)
                                                              ==============================================================

See accompanying notes to condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE NINE MONTHS ENDED

                                                                             Restated
                                                        SEPTEMBER 30       SEPTEMBER 30
                                                            2005               2004
                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $    (446,954)     $    (450,110)
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Depreciation & amortization                                  34,585             35,630
  Gains on sale of investments                             (1,403,493)          (747,928)
Change in assets and liabilities:
  (Increase) in accounts receivable                           (57,126)           (40,748)
  (Increase) decrease in other current assets                 290,310            (38,639)
  Increase (decrease) in accounts payable,  accrued
   and other liabilities                                      118,682            (76,872)
  Increase in deferred income                                  33,346            149,445
                                                        -------------      -------------

Net cash used in operating activities                      (1,430,650)        (1,169,222)
                                                        -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                           (117,999)           (21,144)

Purchase of investments, net of sales                      (1,655,359)          (733,345)

Proceeds from broker loans, net of repayments               3,688,005          1,292,259
Proceeds from "deferred option premiums" not closed         1,196,306            556,570
                                                        -------------      -------------

Net cash provided by investing activities                   3,110,953          1,094,340
                                                        -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan                                            --            600,000
Purchase of treasury stock                                    (29,944)          (474,335)
Proceeds from sale of treasury stock                          551,850             10,000

                                                        --------------------------------
Net cash provided by financing activities                     521,906            135,665
                                                        -------------      -------------

Net increase in cash and cash equivalents                   2,202,209             60,783
Cash and cash equivalents at beginning of period                5,079              3,324
                                                        -------------      -------------

Cash and cash equivalents at end of period              $   2,207,288      $      64,107
                                                        =============      =============

See accompanying notes to condensed consolidated financial statements

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Daxor Corporation is a medical device manufacturing company that offers additional biotech services, such as cryobanking, through its wholly owned subsidiary, Scientific Medical Systems Corp. The main focus of Daxor Corporation has been the development of an instrument that rapidly and accurately measures human blood volume. This instrument is used in conjunction with a single use diagnostic injection and collection kit.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2004, 2003 and 2002, included in Daxor Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

      These condensed consolidated financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the consolidated financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

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

      The Cryobanking and Related Services segment is comprised of activity relating to the storage of blood and semen, and related laboratory services and handling fees.

      The Investment Portfolio segment reports the activity of the Company's Investments. This includes all earnings, realized gains and losses, and expenses relating to the Investment Portfolio.

Cash and Cash Equivalents

Cash and cash equivalents includes time deposits and short term investments with original maturities of three months or less. The Company's current cash equivalents consist of U.S. Treasury Bills.

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

      At certain times, the Company will engage in short selling of stock. When this occurs, the short position is marked to the market and recorded as a realized sale. Any gain or (loss) is recorded for the period presented.

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2005 AND 2004 (Continued)

      Historical cost is used by the Company to determine all gains and losses, and fair market value is obtained by readily available market quotes on all securities.

Deferred Option Premiums

      As part of the company's investment strategy put and call options are sold on various stocks the company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire.

Revenue Recognition

      The Company recognizes operational revenues from several sources. The first source is the sale of equipment, the Blood Volume Analyzer, to customers. The second source is the sale and associated shipping revenues of single-use radioactive doses (Volumex) that are injected into the patient and measured by the Blood Volume Analyzer. The third source of revenue is service contracts on the Blood Volume Analyzer, after it has been sold to a customer. The fourth source of revenue is the storage fees associated with cryobanked blood and semen specimens. The fifth is lab revenues from laboratory services, and the sixth is revenue from semen sales.

      The Company currently offers three different methods of purchasing the Blood Volume Analyzer equipment. A customer may purchase the equipment directly, lease the equipment, or rent the equipment on a month-to-month basis. The revenues generated by a direct sale or a monthly rental are recognized as revenue in the period in which the sale or rental occurs. If a customer is to select the "lease" option, the Company refers its customer to a third party finance company with which it has established a relationship, and if the lease is approved, the Company receives 100% of the sales proceeds from the finance company and recognizes 100% of the revenue. The finance company then deals directly with the customer with regard to lease payments and related collections.

      The sales of the single-use radioactive doses (Volumex) that are used in conjunction with the Blood Volume Analyzer are recognized as revenue in the period in which the sale occurs.

      When Blood Volume Analyzer equipment has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the equipment. After the one year period expires, customers may purchase a service contract through the Company, which is usually offered in one-year increments. These service contracts are recorded by the Company as deferred revenue and are amortized into income in the period in which they apply. As at September 30, 2005 and December 31, 2004, deferred revenue pertaining to these service contracts was $10,058 and $17,465, respectively.

      The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. The Company invoices customers for storage fees for various time periods. These time periods range from one month up to one, two or three years. The Company will only recognize revenue for those storage fees that are earned in the current reporting period, and will defer the remaining revenues to the period in which they are earned. It is this revenue recognition policy that has necessitated the restatement of the 2004 reporting periods included in these financial statements. Effective October, 2005, the Company has altered our billing procedure as such that clients will only be billed on a quarterly basis. Therefore, future revenue recognition will not include deferred revenue on the storage fees, but rather will be earned in the same period in which the invoices are generated.

Income Taxes

      The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This pronouncement requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2005 AND 2004 (Continued)

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

                                          Three Months Ended            Nine  Months Ended
                                             September 30                  September 30
                                          2005           2004           2005           2004
                                          -------------------           -------------------
Net gain/ (loss) as reported           $ 995,821      $ (45,519)     $(446,954)     $(450,110)

Deduct total stock-based employee
compensation expense determined
under fair-value-based method, net
of tax                                   (27,255)       (10,966)       (85,821)       (28,014)
                                       ---------      ---------      ---------      ---------

Proforma net gain/(loss)               $ 968,566      $ (56,485)     $(532,775)     $(478,124)
                                       =========      =========      =========      =========

Pro forma net loss per
common share: basic and diluted        $     .21      $    (.01)     $    (.11)     $    (.10)
                                       =========      =========      =========      =========

      1,000 and 700 stock options were issued to employees in the three months ended September 30, 2005 and 2004, respectively, and a total of 19,000 and 25,700 were issued to employees in the nine months ended September 30, 2005 and 2004, respectively. All of these options were issued under the Company's 2004 Stock Option Plan.

      These fair values were estimated using the Black-Scholes option pricing model, based on the following assumptions:

                                           Three Months Ended          Nine Months Ended
                                              September 30                September 30
                                             2005       2004           2005           2004
                                             ---------------           -------------------
Dividend yield                                 0%        0%             0%             0%
Volatility                                   24.8%   22.2%-28.8%    24.8%-28.8%    22.2%-28.8%
Risk-free interest rate                      3.39%   .98%-1.91%     .98%-5.81%     .98%-1.91%
Expected term of options (in years)            3         3              3              3

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2005 AND 2004 (Continued)

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

      The effects of these changes on revenues, operating income, net income and earnings per share are summarized below.

                          Three months ended      Nine months ended
                           September 30,2004      September 30,2004


Revenues                        $13,449                $(149,445)

Operating income                $13,449                $(149,445)

Net income                      $13,449                $(149,445)

EPS                             $  0.00                $   (0.03)

(2) AVAILABLE-FOR-SALE SECURITIES

      Upon adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company's portfolio is best characterized as "Available-For-Sale". SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss) in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company's available-for-sale securities, as at September 30, 2005 and December 31, 2004, of approximately 145.2% and 139.3%,respectively, over its historical cost.

      In accordance with the provisions of SFAS No. 115, the adjustment in stockholders' equity has been made net of the tax effect had these gains been realized.

      The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company's investments as of:

                               September 30, 2005
                               ------------------
Type of                                        Unrealized        Unrealized
security        Cost          Fair Value      Holding gains    holding losses
--------    -------------    -------------    -------------    --------------

Equity      $  24,881,414    $  60,556,699    $  36,062,466    $      387,181
Debt              111,058           59,100            2,195            54,153
            -------------    -------------    -------------    --------------
Total       $  24,992,472    $  60,615,799    $  36,064,661    $      441,334
            =============    =============    =============    ==============

                                December 31, 2004
                                -----------------

                                                       Unrealized        Unrealized
Type of security        Cost          Fair Value      holding gains    holding losses
----------------    -------------    -------------    -------------    --------------
Equity              $  22,802,568    $  54,741,650    $  32,125,500    $      186,417
Debt                      105,212           64,750            7,792            48,255
                    -------------    -------------    -------------    --------------
Total               $  22,907,780    $  54,806,400    $  32,133,292    $      234,672
                    =============    =============    =============    ==============

      At September 30,2005 the securities held by the Company had a market value of $60,615,799 and a cost basis of $24,992,472 resulting in a net unrealized gain of $35,623,327 or 142.5% of cost.

      At December 31, 2004, the securities held by the Company had a market value of $54,806,400 and a cost basis of $22,907,780 resulting in a net unrealized gain of $31,898,620 or 139.3% of cost.

      At September 30, 2005 and December 31, 2004, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value. Debt securities consist of Corporate Bonds & Notes. As at September 30, 2005, these items, which have a cost of $111,058 are scheduled to mature at various dates through May 2008. Two bonds, which have a combined cost of $48,255 are currently in default, with maturity dates prior to December 31, 2004. Management is awaiting final settlement of the bonds, and is not yet able to determine the amount of loss, if any, that may occur. Accordingly, the Company has valued these bonds at zero and recorded an unrealized loss of the entire cost of the bonds.

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2005 AND 2004 (Continued)

(3) SEGMENT ANALYSIS

      The following table summarizes the results of each segment described in note (1) for the nine months ending September 30, 2005

                                           Equipment
                                             sales          Cryobanking
                                          and related       and related       Investment         Segment
                                           services          services          portfolio         Totals
                                                                                              =============
Revenues and income                      $     571,941     $     325,426     $   3,421,253    $   4,318,620
Other revenues                                 109,759                --                --          109,759
                                         ------------------------------------------------------------------

Total revenues and income                      681,700           325,426         3,421,253        4,428,379
                                         ==================================================================

Costs of sales and services                  1,038,953           247,143                --        1,286,096

Selling-G & A expenses                       3,216,184           124,064                --        3,340,248

Expenses related to investment income               --                --           248,989          248,989
                                         ------------------------------------------------------------------

Total Costs & expenses                       4,255,137           371,207           248,989        4,875,333
                                         ------------------------------------------------------------------

                                         ------------------------------------------------------------------
Segment income/(loss)                    $  (3,573,437)    $     (45,781)    $   3,172,264    $    (446,954)
                                         ==================================================================

The following table summarizes the results of each segment described in note (1) for the three months ending September 30, 2005

                                           Equipment
                                             sales          Cryobanking
                                          and related       and related       Investment         Segment
                                           services          services          portfolio         Totals
Revenues and income                            235,545     $     105,250     $   2,290,797    $   2,631,592

Other revenues                                 100,844                --                --          100,844
                                         ------------------------------------------------------------------
Total revenues and income
                                               336,389           105,250         2,290,797        2,732,436
                                         ==================================================================

Costs of sales and services                    372,011            84,516                --          456,527

Selling-G & A expenses                       1,124,750            41,238                --        1,165,988
Expenses related to investment income               --                --           114,100          114,100
                                         ------------------------------------------------------------------

Total Costs & expenses                       1,496,761           125,754           114,100        1,736,615
                                         ------------------------------------------------------------------

                                         ------------------------------------------------------------------
Segment income/(loss)                    $  (1,160,372)    $     (20,504)    $   2,176,697    $     995,821
                                         ==================================================================

The following table summarizes the results of each segment described in note (1) for the nine months ending September 30, 2004

                                           Equipment
                                             sales          Cryobanking
                                          and related       and related       Investment         Segment
                                           services          services          Portfolio         Totals
Revenues and income                      $     432,509     $     359,004     $   2,231,253    $   3,022,766
Other revenues                                  10,929               174                --           11,103
                                         ------------------------------------------------------------------
Total revenues and income                      443,438           359,178         2,231,253        3,033,869
                                         ==================================================================

Costs of sales and services                    825,094           190,235                --        1,015,329

Selling-G & A expenses                       2,216,249           140,292                --        2,356,541

Expenses related to investment income               --                --           112,109          112,109
                                         ------------------------------------------------------------------

Total Costs & expenses                       3,041,343           330,527           112,109        3,483,979
                                         ------------------------------------------------------------------

                                         ------------------------------------------------------------------
Segment income/(loss)                    $  (2,597,905)    $      28,651     $   2,119,144    $    (450,110)
                                         ==================================================================

The following table summarizes the results of each segment described in note (1) for the three months ending September 30, 2004

                                           Equipment
                                             sales          Cryobanking
                                          and related       and related       Investment         Segment
                                           services          services          Portfolio         Totals
Revenues and income                      $     173,438     $     117,986     $     837,757        1,129,181

Other revenues                                   3,643               174                --            3,817
                                         ------------------------------------------------------------------

Total revenues and income                      177,081           118,160           837,757        1,132,998
                                         ==================================================================

Costs of sales and services                    242,066            56,215                --          298,281

Selling-G & A expenses                         779,748            51,957                --          831,705
Expenses related to investment income               --                --            48,531           48,531
                                         ------------------------------------------------------------------

Total Costs & expenses                       1,021,814           108,172            48,531        1,178,517
                                         ------------------------------------------------------------------

                                         ------------------------------------------------------------------
Segment income/(loss)                    $    (844,733)    $       9,988     $     789,226    $     (45,519)
                                         ==================================================================

(4) PROPERTY AND EQUIPMENT

      Property and equipment as at September 30, 2005 and December 31, 2004, respectively, consist of:

                                  2005            2004
                                  ----            ----
Machinery and equipment        $   870,964     $   755,237
Furniture and fixtures             331,322         329,050
Leasehold improvements             295,530         295,530
                               -----------     -----------
                                 1,497,816       1,379,817
Accumulated depreciation        (1,123,830)     (1,089,245)
                               -----------     -----------
Property and equipment, net    $   373,986     $   290,572
                               ===========     ===========

Depreciation expense for the three months ended September 30, 2005 and 2004 was $10,102 and $11,750, respectively. Depreciation expense for the nine months ended September 30, 2005 and 2004, was $34,585 and $35,630 respectively.

                        DAXOR CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2005 AND 2004 (Continued)

(5) LOANS PAYABLE

      As at September 30, 2005 and December 31, 2004, the Company has a note payable of $1,500,000 with a bank with an annual option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates depending on the individual amount of each borrowing.

      The loan bears interest at approximately 3.0% and is secured by certain marketable securities of the Company. Short term margin debt due to brokers, secured by the Company's marketable securities, totaled $6,301,290 at September 30, 2005 and $2,613,285 at December 31, 2004.

(6)DEFERRED OPTION PREMIUMS

      As part of the company's investment strategy put and call options are sold on various stocks the company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire. The following summarizes deferred option premiums as of September 30,2005 and December 31,2004.

       -------------------------------------------------------------------------------------
       Deferred option               Selling price      Fair Market value       Unrealized
       premiums                                                                 Gain/(Loss)
       -------------------------------------------------------------------------------------
       September 30,2005               $1,196,306            $978,330            $217,976
       -------------------------------------------------------------------------------------
       December 31,2004                  $974,161            $591,482            $382,679
       -------------------------------------------------------------------------------------

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

      While the company has deferred taxes on unrealized portfolio gains, at present it is not management's intention to liquidate it's holdings in order to utilize these loss carryovers.

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

      The deferred tax computations at September 30, 2005 and December 31, 2004, computed at federal statutory rates of 35%, are as follows:

                                         2005             2004
Deferred tax assets:
Net operating loss carry forwards    $ 10,200,803     $  4,907,369
Valuation allowance                   (10,200,803)      (4,907,369)
                                     ------------     ------------

Total deferred tax assets                       0                0
                                     ============     ============

Deferred tax liabilities:
Fair market value adjustment
for available-for-sale securities    $ 12,468,164     $ 10,845,531
                                     ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2005 as compared with three months ended September 30, 2004

      For the three months ended September 30, 2005, operating revenues increased to $340,795 vs. $291,424 in 2004, an increase of 17%. The increase was due primarily to increased blood volume kit sales. The increase in kit sales can be attributed to the sales effort of our staff. Total cost and expenses were $1,622,515 in 2005 vs. $1,129,986 in 2004, for an increase of 44%. For the three months ended September 30, 2005 total operating revenues and other total income increased by 142% to $2,618,336 from $1,084,467 in 2004. This was largely attributed to the reversal of mark-to-market losses on short positions that the company recognized in Q2 2005 that are now profitable in Q3 2005. In the three months ended September 30, 2005 there has been one sale of the BVA-100 blood volume analyzer, although a number of contracts were signed for instruments on a trial basis. A factor involved in lack of sales was a delay in the correction of Medicare reimbursement for hospitals. Medicare reimburses hospitals separately for the cost of the radiopharmaceutical kit, but did not issue a reimbursement number until July 2005 which will take effect January 2006. This error did not exist in 2004. Appropriate reimbursement is essential for marketing to hospitals which have Medicare patients. Although the company pointed out the error in multiple communications, the error was not corrected until July, 2005. The Company plans to continue expanding its sales and marketing force, which currently consists of 13 salesmen and 4 support personnel. For the 3 months 2005 vs. 2004, other revenues is inclusive back to royalties due to an investment activity we had, and is a one-time increase in other income.

Nine months ended September 30, 2005 as compared with nine months ended September 30, 2004

      For the nine months ended September 30, 2005, operating revenues increased to $897,367 vs. $791,513 in 2004, an increase of 13%. The increase was due primarily to increased blood volume kit sales. Total cost and expenses were $4,626,344 in 2005 vs. $3,371,870 in 2004, for an increase of 37%. For the nine months ended September 30, 2005, total operating revenues and other income increased by 43% to $4,179,390 from $2,921,760 in 2004. There were net gains on sales of securities in 2005 of $1,403,493 up from $747,928 in 2004. Dividend income was $2,017,760 with a net interest expense of $193,410 in 2005, as compared to dividend income of $1,483,325 with a net interest expense of $66,955 in 2004. In 2005, the Company had a net loss of ($446,954) versus a net loss of $(450,110)in 2004. Total Costs and Expenses increased by 37% in 2005 to $4,626,344 vs. $3,371,870 in 2004. This was related to increased marketing efforts as well as research and development expenses. The Company has increased research expenses for additional features to the BVA-100. The Company has also expanded its manufacturing staff in Oak Ridge, Tennessee. The increase in kit sales can be attributed to these sales efforts. The sales cycles from initial contact to a sale can be 6 to 12 months, or occasionally longer. The Company anticipates that the sales of the BVA-100 Blood Volume Analyzers and kits will become the major source of income for the Company. In 2005 there has been 1 sale of the BVA-100 blood volume analyzer, although a number of contracts were signed for instruments on a trial basis. A factor involved in lack of sales was a delay in the correction of Medicare reimbursement for hospitals. Medicare reimburses hospitals separately for the cost of the radiopharmaceutical kit, but did not issue a reimbursement number for until July 2005 which will take effect January, 2006. This error did not exist in 2004. Appropriate reimbursement is essential for marketing to hospitals which have Medicare patients. Although the company pointed out the error in multiple communications, the error was not corrected until July, 2005. The Company plans to continue expanding its sales and marketing force, which currently consists of 13 salesmen and 4 support personnel.

The Company has initiated marketing for its blood banking services. On Monday, October 17, 2005, the company announced the publication of a case report of 2 successful pregnancies from cryopreserved semen for 21 and 28 years. The father stored his sperm in 1972 at the age of 28. This is the world record for the longest cryopreservation of semen resulting in live births. The successful pregnancies were additionally notable in that they were achieved using intrauterine artificial insemination rather tan the more complex surgical procedure of in vitro fertilization. The Company is attempting to develop a program with a specific hospital which would involve blood volume measurement and autologous frozen blood storage prior to elective orthopedic surgery. The program is called a Blood Optimization Program, and the Company has filed for trademark status.

The Company may also initiate a separate marketing program for its semen bank services. The Company has reported on the details of the longest case of frozen semen resulting in a successful pregnancy and birth, which was published in the October, 2005 issue of Fertility and Sterility magazine.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2005 the Company had total assets of $63,791,318 with stockholders' equity of $41,954,728 as compared to total assets of $55,929,480 with stockholders' equity of $39,777,701 at December 31, 2004. The Company has significantly increased its financial base as compared to one year ago. At September 30, 2005, the Company has a net pre-taxed unrealized gain of $35,623,327 and $23,155,163 of net after tax unrealized capital gains on available-for-sale securities in its portfolio. This amount is included in the calculation of Total Stockholders' Equity. The Company's stock portfolio had a market value of $60,615,799 with short-term loans of $7,801,290 with 4,635,526 shares outstanding. The Company has current liabilities of $21,836,590. Included in these liabilities are deferred taxes of $12,468,164. These deferred taxes would occur if the Company chose to sell its entire portfolio. Current liabilities less these deferred taxes is $9,368,426. The Company's investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past 10 years. The Company's portfolio has maintained a net value above historical cost for each of the past 20 and three quarter years, or 83 consecutive quarters.

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

      The Company sells, as well as offers to lease or rent the BVA-100 as part of the overall marketing plan. The Company also loans the instrument for a limited time period, however facilities evaluating the instrument must pay for the kits. A financing arrangement for customers was established through a relationship with De Lage Landen (DLL) and other third party institutions. The significance of this relationship is as sales through leases increases, Daxor will not have to diminish its capital outlay for equipment as DLL and others will fund the net present value of the lease upon installation of the equipment. In an effort to obtain the best rates for our clients, the Company will also work with other independent leasing firms. The Company will use its current financial reserves primarily for developing and marketing the Blood Volume Analyzer. The Company is evaluating various options to expand blood banking services in conjunction with the use of the Blood Volume Analyzer. Additional information on the Company is available on our website www.daxor.com .

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The Company considers the following accounting policies to be critical accounting policies.

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

Revenue Recognition

      The Company recognizes operational revenues from several sources. The first source is the outright sale of equipment, the Blood Volume Analyzer, to customers. The second source is the sale and associated shipping revenues of single-use radioactive doses (Volumex) that are injected into the patient and measured by the Blood Volume Analyzer. The third source of revenue is service contracts on the Blood Volume Analyzer, after it has been sold to a customer. The fourth source of revenue is the storage fees associated with cryobanked blood and semen specimens. The fifth is lab revenues from laboratory services, and the sixth is revenue from semen sales.

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

      The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. The Company invoices customers for storage fees for various time periods. These time periods range from one month up to one, two or three years. The Company will only recognize revenue for those storage fees that are earned in the current reporting period, and will defer the remaining revenues to the period in which they are earned. Effective October, 2005, the Company has altered our billing procedure as such that clients will only be billed on a quarterly basis. Therefore, future revenue recognition will not include deferred revenue on the storage fees, but rather will be earned in the same period in which the invoices are generated.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods. These also include management estimates in the calculation of pension liabilities covering discount rates, return on plan assets and other actuarial assumptions. Although these estimates are based upon management's best knowledge of current events and actions, actual results could differ from those estimates

Income Taxes

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

We are not exposed to market risks from changes in foreign currency rates. The company maintains an investment portfolio primarily consisting of electric utility companies which are publicly traded common and preferred stock. These are categorized as available-for-sale securities.

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

The company will, at times, sell naked or uncovered calls, as well as, engage in short sales as part of a strategy to mitigate risk. Such short sales are usually less than 10% of the company's portfolio value, and have never exceeded 15% of the company's portfolio value. Unrealized gains or losses on short sales or naked calls are marked to the market. They may, therefore, cause a fluctuation in the reporting of total other income. This has occurred in the third quarter of 2005.

The company's investment strategy is reviewed at least once a year, and more frequently as needed, at board meetings. The company's investing policy permits investment in non-electric utilities for up to 10% of the corporate portfolio value. The company's unrealized gains vs. unrealized losses are usually more than 10 to 1.

At the most recent third quarter computation, net unrealized gains were $36,064,661 and net unrealized losses were $441,334 for a ratio of 81.7 to 1. The results from option strategies are variable and within the past 5 years have represented from 2.1% to 33.2% of total investment income. Annual income from dividends has been relatively stable and has varied from $1,842,583 to $2,062,364.

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

Item 4. Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined by the Securities and Exchange Commission (SEC),as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that materially affected or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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


DATE: November 21, 2005                       By: /s/ JOSEPH FELDSCHUH, M.D.
                                                  --------------------------
                                                  JOSEPH FELDSCHUH, M.D.,
                                                  President and Chief Executive
                                                  Officer


DATE: November 21, 2005                       By: /s/ STEPHEN FELDSCHUH
                                                  ---------------------
                                                  STEPHEN FELDSCHUH
                                                  Vice President of Operations
                                                  And Chief Financial Officer