Form 10-K
period 2005-12-31
DAXOR CORP
filed 2006-04-18
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES Exchange Act of 1934

For the fiscal year ended: December 31, 2005
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-12248

Daxor Corporation
(Exact name of registrant as specified in its charter)

New York	13-2682108

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

350 5th Avenue, Suite 7120, New York, New York 10118
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 212-244-0555
Name of each exchange on which registered: American Stock Exchange
Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

☐  Yes     ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

☐  Yes     ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act

☐  Yes     ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on as of March 31, 2005, the last day of the registrant’s most recently completed first fiscal quarter was $26,368,724. As of March 31, 2006, there were 4,620,426 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant maintains an internet website at www.daxor.com for Daxor Corporation. For the Scientific Medical Systems subsidiary, the website is www.Idant.com. None of the information contained on this website is incorporated by reference into this Form 10-K or into any other document filed by the Registrant with the Securities and Exchange Commission.

Introductory Note: Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon reasonable assumptions when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe”, “plan”, “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future –tense or conditional constructions (“will”, “may,” “could,” “should,”, etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed throughout this Annual Report on Form 10-K, including the section entitled “Risk Factors”. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

PART I

Item 1. Business

Daxor Corporation is a medical device manufacturing company with additional biotechnology services. Daxor was originally founded in 1970 for cryobanking services and continues these services through its wholly owned subsidiary, Scientific Medical Systems. For the past 11 years, the Company’s major focus has been on the development of the BVA-100® Blood Volume Analyzer, an instrument that rapidly and accurately measures human blood volume. The instrument is used in conjunction with Volumex®, a single use radiopharmaceutical diagnostic injection and collection kit. The Company also performs cryobanking of blood through Scientific Medical Systems and of semen through Idant, a subdivision of Scientific Medical Systems. The Company maintains websites at, www.daxor.com and www.idant.com that describes its operations.

BVA-100 BLOOD VOLUME ANALYZER

Blood volume measurement has a large potential market. Blood volume derangements are associated with a variety of medical conditions, and it is well established that clinical assessment of blood volume using physical examination or simple blood tests such as hematocrit testing are frequently inadequate to determine total blood volume. Previous methods of directly measuring blood volume have been extremely complex and time-consuming. The BVA-100 is a CLIA rated medium complexity instrument that can measure blood volume with 98% accuracy within 60 to 90 minutes. Participating institutions utilize the BVA-100 for diagnosing and treating patients with heart failure, syncope and to aid in fluid management in the critical care unit. The BVA-100 has also been used to aid in the diagnosis and treatment of polycythemia, hypertension, anemia, chronic fatigue, and for presurgical evaluation. Additional possible uses include management of kidney dialysis and for use in a comprehensive program of blood optimization for elective surgery.

History and Development of the BVA-100

Blood volume measurement has been available for more than 60 years, although previous methods required as much as four to eight hours of technician time with variable degrees of accuracy. Measurement of blood volume is achieved by infusing a radioisotope indicator, or tracer, into a patient’s vein and then collecting timed blood samples after the tracer has distributed evenly throughout the circulatory system. The volume of blood in a patient is inversely proportional to the dilution of the tracer. The measurement, while relatively simple in principle, has been difficult to perform accurately and rapidly because of the high degree of precision required in each step. Standard techniques require a technician to prepare an exact matching set of standards, precisely and completely injecting the tracer, collecting five timed blood samples, and then prepare the samples in precise quantities for measurement. Due to the time required, certain technical shortcuts were often used that reduced the accuracy of the measurement. Therefore, the complexity and length required for achieving an accurate blood volume result, prior to the introduction of Daxor’s BVA-100 Blood Volume Analyzer, blood volume measurements were performed in only a small minority of hospitals in the United States.

Instead of accurate blood volume measurement, physicians who needed to assess volume status commonly used clinical assessment with physical examination or standard surrogate, or proxy, tests such as hemoglobin and hematocrit. However, these methods have frequently been found to be inadequate determinations of total blood volume The only time the hematocrit or hempglobin is accurate is when the patient’s volume status is normal. If the total blood volume is off, then the use of these tests can produce misguided information. Hemoglobin and hematocrit testing measure only the thickness of the blood (percentage of red cells to plasma within the blood) and not the actual volume. Physical Symptoms are not reliable indicators of blood volume status. In acute situations, such as during surgical blood loss or after trauma, it may take as long as 24 to 72 hours for the hematocrit to reasonably reflect the degree of blood loss.

An additional problem was the difficulty of calculating an accurate normal blood volume for a specific individual. Daxor’s Chief Scientific Officer published his findings in Circulation in April 1977, that showed normal blood volume has been shown to vary in relation to the degree of deviation from ideal weight. A leaner individual has a higher blood volume percentage of body weight as compared to an obese individual. The computations for an individual’s normal expected blood volume were complex and time consuming, and frequently simpler norms incorporating body weight or body surface area were used. These norms, however, are known to have systematic errors for individuals who are lean, obese, short, or tall.

The BVA-100® Blood Volume Analyzer enables rapid, reliable measurement of blood volume. The Company’s patented injection and collection kit, Volumex, utilizes Albumin I-131, a classic tracer used for blood volume measurement. The kit includes two matching standards and a pre-measured volumetric flow-through chamber that contains the radiopharmaceutical. This kit eliminates most of the previous time consuming steps to prepare for a blood volume as well as improves accuracy. The BVA-100 software automatically calculates the blood volume evaluates the statistical reliability of the measurement, and compares the results to a the most accurate known predicted norm, which is a function of the patient’s height, weight and gender. Results are available within 60 to 90 minutes. In emergency situations, preliminary results can be available within 20 to 25 minutes.

The Company obtained marketing clearance from the FDA for the BVA-100 Blood Volume Analyzer in 1997, and for its Volumex specialized single use injection kit in 1998. The Company manufactures its own injection kit components and specialized collection kit, and injection kit filling is performed by an FDA licensed radiopharmaceutical manufacturer. The Company can provide customized collection kits for customers with special needs. The Company established a small scale manufacturing facility in Oak Ridge, Tennessee, primarily for research and development purposes, with limited manufacturing capabilities. The Company has received United States, European Common Market, and Japanese patents for its Blood Volume Analyzer.

After successful beta testing for the Blood Volume Analyzer at hospitals in the New York metropolitan region, the Company expanded marketing efforts outside of the New York region. The initial beta testing period can be considered to have run from approximately early 1998 to mid 2000. The next phase of beta testing was a change in focus to reaching out to major hospitals in the United States, such as the Mayo Clinic, The National Institutes of Health (NIH), and the Cleveland Clinic. This phase was marked by incorporation of the BVA-100® into several research studies, many of which later resulted in publication. This phase, which lasted from approximately mid 2000 to mid 2003, resulted in the first retention of instruments by hospitals and the utilization of the instrument on a wider scale by nationally recognized physicians and institutions. Test results from hospital sites indicated that the Blood Volume Analyzer was accurate and provided information that was important in a wide variety of acute and chronic medical and surgical situations. The first results from studies began to appear in 2000, but it was not until 2002 that we began to see publication in peer reviewed journals of studies initiated in 2000. Often there is a gap of 2-4 years between initial contact and full publication in a peer reviewed journal. In 2002 the Company retained a recruiting firm to develop a professional sales team. Since 2003, we have entered a marketing phase, focusing on developing a strong marketing team and working to transition the BVA-100® from utilization primarily in research studies into widespread clinical use. In 2003, we also initiated a major overhaul of the BVA-100® technology from a DOS-based system to a Windows based system (see Research and Development).

MARKET OPPORTUNITY

Utilization of the BVA-100

The Company believes that the most significant market for its blood volume measurement equipment consists of approximately 8,500 hospitals and Radiology Imaging Centers in the United States. The Company believes that there is an additional international market of 10,000-14,000 potential users of the BVA-100. Below we describe some of the many widespread conditions in which blood volume measurement promises to improve diagnosis and treatment.

Blood volume measurement is an approved test with six separate CPT codes. Reimbursement has been received from a number of insurance companies, including Medicare, for measurement of blood volume using the BVA-100 Blood Volume Analyzer. Reimbursement is particularly important for hospitals because revenue from patients who are admitted to the hospital is based upon set amounts from the insurance companies based on the condition for which they were admitted. However, out-patients provide an additional stream of cash flow with well defined costs and the ability for the hospital to be profitable by providing such services.

Scientific Studies Utilizing the BVA-100

Since 2002, a number of studies have been published utilizing data obtained from the BVA-100, one of which was cited in the American College of Cardiology/American Heart Association treatment guidelines for heart failure. Other studies are ongoing, and Vanderbilt University is preparing a symposium on blood volume that will feature a number of articles from institutions that utilize the BVA-100. These completed and published studies represent the areas in which blood volume measurement has already achieved some measure of acceptance and utilization, and in which expanded utilization is likely.

Daxor has worked extensively with the facilities who have published research studies to help them to publication. Daxor has provided these facilities with use of equipment, training, ongoing consultation, help with interpretation and display of results. For certain research projects, daxor has also provided the Volumex doses and financial support. The Company believes that supporting these initial studies will result in increased acceptance and utilization of the BVA-100 Blood Volume Analyzer.

Heart Failure

Approximately 5 million individuals are treated annually for heart failure. It is estimated that $38 billion is spent annually on heart failure treatment, of which $23 billion is spent on hospital treatment. Heart failure is the number one reason for admission to hospitals in the US for patients over 65 years of age. The overwhelming majority of patients treated for heart failure must be treated with a combination of powerful drugs that may drastically change the patients’ blood volume. Three thousand patients annually receive heart transplants, and an increasing number are receiving left ventricular assist devices (LVAD), a type of mechanical heart.

In the May 2004 issue of the American Journal of Cardiology, Dr. Ana-Silvia Androne, Dr. Stuart Katz and colleagues at Columbia Presbyterian Medical Center published a landmark study utilizing the BVA-100® to measure blood volume in NYHA Class III and IV heart failure patients. In this observational study, cardiologists treated the patients according to their usual clinical guidelines without incorporating blood volume measurement which were performed on the patients. Patients were categorized as hypovolemic, normovolemic, or hypervolemic, and their outcomes over time were recorded. At the end of one year, 39% of the hypervolemic patients had died or received an urgent heart transplant. In contrast, none of the normovolemic or hypovolemic patients died or received an urgent transplant. At the end of two years, 55% of hypervolemic patients had died or received an urgent heart transplant, while the normovolemic patients continued to have a 0% mortality rate. This study showed a remarkable correlation between blood volume and outcome and suggests that effectively treating patients to normovolemia promises to improve outcomes.

The study also reported on the accuracy of clinical assessment of volume status in these patients. Physicians who were trained in cardiology assessed patients’ blood volume statuses using standard laboratory tools and physical examination. When choosing between three possible choices—decreased, normal, or increased blood volume—specialists were correct only 51% of the time in evaluating these severely ill cardiac patients when compared to the direct measurement results provided by the BVA-100. This study was cited in the most recent revision of the American College of Cardiology/American Heart Association guidelines for the treatment of chronic heart failure.

This landmark study highlights the importance of correcting a heart failure patient’s blood volume to normal. The most recent revision of the heart failure treatment guidelines of the American College of Cardiology and American Heart Association (ACC/AHA) has cited the Androne study and has referred to the BVA-100 Blood Volume Analyzer as an accurate method of blood volume measurement. The ACC/AHA guidelines have for the past 20 years recommended blood volume assessment as an essential component of the diagnosis and ongoing treatment of heart failure. This study is the first to provide direct evidence that achievement of normovolemia is associated with improved outcomes, and that treating to normovolemia is a legitimate goal.

Two earlier studies from New York Presbyterian Medical Center and Hospital were published in the leading cardiac journal Circulation. One study used blood volume measurement with Daxor’s BVA-100, Blood Volume Analyzer to distinguish between true anemia and hemodilution in heart failure patients. The second study examined the effects of erythropoietin on exercise performance in anemic heart failure patients. Senior authors were, respectively, Ana-Silvia Androne, MD, Stuart D. Katz, MD, et al, and Donna M. Mancini, MD. These studies demonstrated that different heart failure patients with similar physical symptoms and low hematocrits might have true anemia (a decrease in red cell volume) or hemodilution (an increase in plasma volume). These differences were not reliably identified without direct blood volume measurement from the BVA-100.

Many of the patients in the above studies were severely ill and were being considered for heart transplant or implantation of left ventricular assistance devices. Several other studies have recently confirmed that anemic heart failure patients may have very significant improvement through pharmacological treatment rather than more expensive and risky surgical interventions. Cardiac transplants are obviously available to only a very small fraction of congestive heart failure patients. Left ventricular assistance devices (LVAD) may be available as an interim measure while waiting for transplantation and have been studied as a possible destination therapy. While the mortality rate of LVAD implantation continues to improve, the one-year mortality after LVAD implantation averages around 50%. Further, LVAD therapy is costly (initial costs average around $200,000, with approximately $100,000 in annual follow-up costs for surviving patients), requires intensive follow-up, and is available at only a limited number of heart failure care centers. The ability to effectively treat these patients pharmacologically promises not only to prolong patients’ lives but to be less expensive.

In the November 2005 issue of the American Heart Journal, Dr. Karen James and colleagues from the Cleveland Clinic published a study utilizing the BVA-100, comparing blood volume measurement, brain natriuretic peptide (BNP, a common test used to measure the severity of heart failure), and hemodynamic measurements in the short term treatment of acute heart failure. All patients had expanded volumes at the beginning of treatment and tended to experience improvement in blood volume and symptoms after treatment. Blood volume was a better indicator of improvement than brain natriuretic peptide. The authors concluded that blood volume measurement may be a better measurement to track short-term improvement in heart failure. This is the first study of its kind in which serial direct blood volume measurements were performed, first before treatment and then 24-36 hours after initiation of acute heart failure treatment in the cardiac ICU. The study also documented that blood volume measurement was more accurate than Pulmonary Artery Catheterization (PAC), Brain Natiuretic Peptide, or any other test in determining the blood volume status of the patient. PAC is an invasive procedure with significant risks in contrast to whole blood volume measurement, which is a non-invasive procedure.

Dr. Matthew Maurer, et al. at Columbia Presbyterian, recently published a study in the April 2005 issue of the Journal of Cardiac Failure. This study utilized the BVA-100 Blood Volume Analyzer with other diagnostic methods to identify subgroups of patients with diastolic heart failure. Diastolic heart failure is a major category in heart failure that is difficult to treat. Blood volume measurement may provide essential information for optimum treatment in these patients.

Multiple case reports from other cardiologists using the Blood Volume Analyzer have confirmed that heart failure patients may have serious blood volume derangements that cannot be correctly diagnosed without direct blood volume measurement. Utilization of blood volume measurement in heart failure treatment may significantly prolong lives and reduce expensive and risky interventions.

Critical Care (Intensive Care Unit)

One of the essential components of critical care is the optimal management of fluid status. Correct interpretation of clinical signs and symptoms is essential for fluid resuscitation and fluid management in the critical care setting. Blood volume measurement promises to take the guesswork out of volume assessment and enable more precise and appropriate treatment.

Dr. Mihae Yu and colleagues at Queens Medical Center in Honolulu, HI, have been studying the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how results have influenced treatment decisions. In their most recent results, including 86 data points from 40 patients, blood volume measurement results led to a change in treatment plan 36% of the time. Among patients who received a pulmonary artery catheter (PAC) for hemodynamic measurements, treatment was changed 20% of the time. Among patients who did not receive PAC measurement, treatment was changed 45% of the time. Dr. Yu and colleagues, with Dr. Elizabeth Biuk as the senior author, have presented their findings at the Society of Critical Care 2006 annual meeting and their studies were featured in the November 2005 issue of Anesthesiology News. These studies are preliminary studies that should be followed up by additional evaluation of how incorporating blood volume measurement intro critical care treatment affects outcomes.

Syncope

Syncope, or sudden loss of consciousness, has been estimated to be responsible for 3-5% of emergency department visits and 1-6% of hospital admissions. As many as one million individuals per year experience an episode of syncope.

An important condition related to syncope is orthostatic hypotension, which has been estimated to be present in one out of every three elderly patients. Orthostatic hypotension is a sudden drop in blood pressure that occurs when an individual rises to a standing position. It may cause dizziness, loss of balance, or a complete loss of consciousness. If an episode of orthostatic hypotension precipitates a fall, the person may suffer severe injuries, such as a broken hip. One in eight elderly Americans experiences a hip fracture.

Effective treatment of syncope requires an understanding of the underlying causes in each individual. Among other possible causes, a low blood volume can contribute to a predisposition to syncope. Some pharmacological treatments include fludrocortisone, which increases the plasma volume, and midodrine, which causes increased constriction of the blood vessels. The safety and effectiveness of these medications can be affected by blood volume derangements.

Since March 2000, the Syncope Section in the Cardiovascular Department of the Cleveland Clinic has been utilizing the BVA-100® for help in diagnosing over 2000 syncope patients. These patients have presented with a wide range of blood volume derangements, including moderate to severe hypovolemia that would not have been diagnosed without blood volume measurement. Results from blood volume measurement and tilt table testing (a standard test in syncope diagnosis) have been prepared for publication by Dr. Fetnat Fouad-Tarazi, Head of the Hemodynamic and Neuroregulation Lab.

Transfusion Decisions in Surgery

Effective use of transfusion in surgical situations requires accurate assessment of a patient’s need for transfusion. Knowing whether and when to transfuse blood depends on effectively balancing the benefits and risks of transfusion for each patient at any given time. The risks of donor transfusion, such as infectious disease transmission and transfusion reactions, are well documented, and physicians frequently attempt to avoid these risks by withholding transfusion until a patient is severely anemic. Under current transfusion practices, patients may undergo major surgery with half the concentration of normal red cells. This level of anemia, however, has its own risks. There have been recent reports in the New England Journal of Medicine that as many as 40 - 50% of patients undergoing cardiac bypass graft surgery (CABG) experience some degree of measurable permanent brain damage such as memory loss. In the journal Transfusion, Dr. Robert Valeri, a senior researcher at the Boston Naval Hospital, estimated that there may be as many as 40,000 heart attacks per one million operations due to undertransfusion.

Blood volume measurement, by quantifying a patient’s blood volume prior to surgery, can provide important information about how much blood loss a patient can safely sustain.

Dr K Shevde and colleagues from Maimonides Medical Center in Brooklyn published a report in the November 2002 issue of the Journal of Clinical Anesthesia that evaluated blood volume measurement results with the BVA-100 to compare transfusion requirements in males and females undergoing coronary bypass graft surgery. They found that women, on average, had lower blood volumes than men prior to surgery and received more transfusions despite losing the same amounts of blood. This is the first study to document the reasons why women are at increased risk for requiring a transfusion when undergoing cardiac bypass surgery.

Clinical Validation of the BVA-100

In addition to examining the role of blood volume in relation to various medical conditions, some studies have examined how blood volume measurement with the BVA-100 compares to other measurement methods. These reports provide important validation for physicians to accept the use of the BVA-100 in clinical settings.

Dr. SJ Alrawi and colleagues from the Lutheran Medical Center (New York) published an article in the November 2002 Saudi Medical Journal comparing the BVA-100 with pulmonary artery catheterization. In this study, patients in the critical care unit received pulmonary artery catheterization as well as blood volume measurement with the BVA-100, and results were compared. There was some correlation between blood volume and cardiac output, but otherwise measurements using the pulmonary artery catheter and blood volume results were not related to each other. This indicates that, in addition to being invasive, pulmonary artery catheterization does not provide an accurate estimate of blood volume. Direct blood volume measurement is less invasive and more accurate

Dr. Howard Dworkin and colleagues from William Beaumont Hospital compared blood volume measurement with the BVA-100 to the previous gold standard blood volume measurement method, which consists of simultaneous radioisotopic measurement of red cell and plasma volume. They found that results correlated very closely with each other, but measurement with the BVA-100 took 90 minutes as opposed to 3.5 hours required for the standard method. These findings support the reliability and improved feasibility of the BVA-100 for clinical use. Results from this study were presented at the 2005 annual meeting of the Society of Nuclear Medicine.

Other Uses for the BVA-100

Below are examples of some other major conditions for which blood volume measurement promises to improve diagnosis and treatment. While no research studies have been published focusing specifically on these conditions, some users of the BVA-100 utilize blood volume measurement in their treatment of these and other conditions.

Hypertension

A recent study by the Mayo Clinic estimated that 50 million Americans have hypertension (high blood pressure). It is reported that 70% of hypertensive patients have their blood pressures inadequately controlled. Hypertension is caused primarily by two variables: abnormal expansion of blood volume or excessive constriction of the blood vessels. Hypertension treatments are aimed at reducing blood volume (such as with diuretics) or relaxing the blood vessels (such as with vasodilators), but for any individual patient, the specific choice of treatment is determined on a trial and error basis. With blood volume measurement, blood volume expansion can be confirmed or ruled out, allowing a physician to choose treatment more precisely and avoid the risks of inappropriate treatment.

One of the most serious complications of hypertension is loss of kidney function (renal failure), which may result in a patient requiring permanent renal dialysis. The kidney is particularly vulnerable to low blood volume. Certain medications, such as diuretics, can cause blood volume to decrease and, when inappropriately prescribed, can increase the possibility of kidney failure. The measurement of blood volume in the treatment of hypertension may help prevent these types of complications.

African-Americans are disproportionately at risk for hypertension and have been reported to have significantly higher rates of kidney failure as a complication of hypertension. Howard University, a 482-bed award winning university and teaching hospital, has contracted to receive the Blood Volume Analyzer on a trial basis. For more than 141 years, Howard University Hospital has pioneered treatment techniques and is the only African American academic and comprehensive health care center in the country.

While no studies have been published on the use of the BVA-100 in hypertension, several medical facilities have been using the BVA-100 on a clinical basis in the diagnosis and treatment of hypertensinon. The Mayo Clinic, which purchased the BVA-100 in 2003, has reported that blood volume measurement can be helpful in defining therapy.

Anemia

Studies have been published documenting the usefulness of the BVA-100 in diagnosing anemia in heart failure, but the ability to accurately diagnose anemia has much wider implications. Anemia is common in a wide number of conditions, including chemotherapy for cancer, HIV and chronic fatigue syndrome. Frequently, the presence of anemia is associated with poorer outcomes, and in some conditions successful treatment of anemia leads to improved outcomes.

Clinical assessment with physical examination and the use of surrogate tests such as hematocrit measurement does not reliably detect anemia. In some cases a patient may have a pseudoanemia, or a normal red cell volume with an expanded plasma volume. In other cases, a patient may have a “hidden anemia,” in which both the red cell and the plasma volume are low. A hematocrit or hemoglobin test would not indicate the presence or the true severity of the patient’s anemia.

Epogen and Procrit can be used to treat certain types of anemia. These medications are manufactured by the Amgen Corporation, and Procrit is distributed by the Ortho Division of Johnson & Johnson. Blood volume measurement can be a key test in determining the need for and evaluating the effectiveness of these types of treatments.

Renal Dialysis

Renal dialysis patients undergo major fluid shifts during dialysis. Anecdotal evidence suggests that approximately 25% of dialysis patients experience significant episodes of hypotension (sudden drop in blood pressure) during the course of treatment. Hypotensive episodes may have consequences ranging from nausea and lightheadedness to myocardial infarction and death.

Blood volume measurement may be used as a way to establish a patient’s baseline blood volume; hematocrit measurements can then be used to track fluid shifts during dialysis. This can enable physicians to more precisely determine how much fluid can be safely removed during dialysis.

The Company has discussed the use of the BVA-100® with several dialysis centers. While some individual patients undergoing dialysis receive blood volume measurement, no large-scale agreement has yet been reached with any dialysis centers.

Blood Substitutes

Blood substitutes have been proposed for over a decade as a desirable alternative to donor blood transfusion. Ideally, blood substitutes would increase the oxygen carrying capacity of blood without exposing the patient to the risks of donor blood transfusion. They could have the added benefit of having longer shelf lives and being sterilizable, and could be carried in emergency medical vehicles for immediate availability in emergency situations.

Several manufacturers, including Northfield Laboratories, Biopure, and Hemosol Corporation, have tested different types of blood substitutes. To date, despite many attempts by these companies, none have received FDA approval for these procedures. In blood substitute studies, patients were treated without the treating physicians knowing the patients’ blood volumes prior to or after administration of the blood substitute. Even in standard transfusion situations, patient outcomes can vary greatly depending on the need for transfusion and on whether an appropriate amount of blood was transfused. Lack of this type of basic information may obscure results on the effectiveness and safety of blood substitutes and may be one of the factors behind the FDA’s unwillingness over the past 10 years to license any of these types of blood substitutes.

Additionally, blood substitutes have a very short half life of 24-28 hours, as opposed to 20-30 days for transfused red blood cells. Thus, transfusion of a blood substitute without follow-up blood management may only delay the consequences of lost blood by a day or two. Blood volume measurement could also be helpful in guiding longer-term blood management decisions.

The Company had extensive discussions about incorporating blood volume measurement into blood substitute studies with the Hemosol Corporation, and one of the medical directors had indicated a willingness to use a Blood Volume Analyzer. However, the company developed a financial crisis and was unable to continue their studies. The company eventually discontinued almost all its operations. At the present time, only Northfield Laboratories appears to be actively engaged in testing a blood substitute.

SCIENTIFIC MEDICAL SYSTEMS SUBSIDIARY (wholly owned by Daxor)

Scientific Medical Systems is a subsidiary wholly owned by Daxor that engages in cryobanking of frozen blood and semen (sperm). Idant is a division of the Scientific Medical Systems subsidiary concerned with sperm banking.

Blood Banking

The blood banking industry is a group of for-profit and not-for-profit corporations whose total revenue is estimated to exceed six billion dollars. Blood Banking services are provided by a broad spectrum of organizations. Approximately one-half of the blood supply used for transfusions is supplied by the American Red Cross and its affiliates. The other portion is supplied by various other tax-exempt and for-profit organizations. Some hospitals operate their own donor services but require the services of outside vendors such as the Red Cross for adequate supplies of blood products.

There are approximately 15-18 million blood transfusions administered annually to 4 million patients. The present donor system of blood transfusions presents risks to individuals receiving blood. Despite improved testing, infectious diseases such as HIV, hepatitis, and West Nile Virus may be transmitted through donor blood. For HIV and hepatitis, there is a “window period” of 3-6 months between initial infection and when an individual develops detectable antibodies. The FDA is particularly cautious and will not permit an individual who received a transfusion to donate blood for up to one year following the transfusion. Additional risks of donor blood include adverse reactions to incorrectly or incompletely matched blood and suppression of the immune system.

In an effort to avoid the risks of donor transfusion, physicians frequently withhold blood from severely anemic patients. It is a common medical practice to replace the first three pints of lost blood with three pints of sterile water or the equivalent. When patients are under the stress of illness and surgery, they are even more vulnerable to ill effects of decreased perfusion and oxygen delivery than healthy individuals. Multiple studies have shown increased complications, such as shock, kidney failure, myocardial infarction, and death, in people undergoing surgical procedures who develop extremely low hematocrits (red cell concentration). The number of patients who suffer major complications, including sudden death from under-transfusion, is unknown but significant. This problem has not been brought to the public’s attention, but it is widely known among physicians who have treated patients who have lost blood.

Many risks from donor blood, such as the risks of infectious disease transmission, can be avoided by utilizing autologous (the patient’s own) blood. Additionally, physicians who fear the complications of transfusion with donor blood may be more likely to transfuse autologous blood as soon as it is needed, rather than withholding transfusion until a patient is extremely anemic and at higher risk from blood-loss-related complications.

In 1985, the Company established the first facility in the United States for frozen long-term autologous (self-storage) blood banking. The Company’s frozen blood bank is the only blood bank in New York that allows people to store their own blood for up to ten years. Utilizing cryobiology technology, frozen blood has been shown to be capable of being stored for up to 37 years; however, the current legal limit is 10 years for red cell cryostorage.

The Company believes that an educational process can establish the advantages of frozen autologous blood storage. Education can also overcome opposition to any change in the current blood banking system from established tax-exempt (non-profit) and profit-making entities. The Company believes that it can work with some voluntary blood banks and hospitals to establish joint marketing of long term frozen personal blood storage programs. The Company is in the process of developing partnership programs whereby corporations can provide frozen long-term blood storage as a benefit to their employees.

Recent Improvements and Innovations

In 2005, the Company began using a recently available, FDA-approved technology (manufactured by another company) that extends the shelf life of thawed frozen blood from 24 hours to 14 days. This development greatly increases the flexibility with which frozen blood can be used and greatly increases the number of situations in which thawed frozen blood can be provided to patients as needed. As part of this program the company has also purchased new freezers and equipment that incorporate this technology. It has also installed a back-up liquid nitrogen system at its headquarters so that in the event of electrical failure, the freezing temperatures can be maintained. The previous system can theoretically withstand more than 48 hours without electricity without irreversible loss of the frozen blood. The new system provides for a 2 – 3 week frozen capability without electricity.

The Company has recently received a trademark for a proposed program of Quality Assured Blood (QAB). This concept is similar to existing safety protocols used to ensure the safety of frozen donor semen (see Idant Semen Banking) and is only possible because of the unique advantages of frozen blood storage. Infectious diseases such as HIV and Hepatitis have a “window period” of 3-6 months during which a donor may be infected but has not yet produced the antibodies that are required for the diseases to be detected. With Quality Assured Blood, a donor can be tested, donate blood to be frozen, and then be retested after six months of the donation. This blood can then be used as donor blood with markedly reduced risk of infectious disease transmission. These types of safety procedures are standard with frozen donor semen, which is much less infectious than blood. In contrast, standard donor blood is tested only once, refrigerated, and used within weeks of collection.

The Company has also trademarked its Blood Optimization Program® (BOP) for maximizing blood safety during surgery. The BOP uses a combination of blood volume measurement, presurgical treatment of blood volume deficits, and frozen autologous blood transfusion. The Company has applied for and received trademark protection for the BOP name and is reviewing whether or not to apply for a methods patent for the concept.

The underlying principal of the BOP is to enable patients undergoing elective surgery to store frozen blood in advance of surgery at a time and frequency that will be determined with the help of blood volume measurement. If a patient does not donate his or her own blood at all, then he or she faces the risks that come from donor transfusion. The only truly safe blood is one’s own blood. However, patients who donate their own blood just prior to surgery are frequently anemic and at a higher risk for complications than they would be had they not donated blood. Patients who store blood 28 to 35 days prior to surgery may be able to restore one to two pints of blood, but blood that is refrigerated for 28 to 35 days has been shown to undergo significant deterioration, decreasing the effectiveness of transfusion. Frozen blood does not suffer such deterioration and thus is more effective than refrigerated blood that has been stored for several weeks. Because of its reliable quality and improved safety, infants who require transfusion usually receive only fresh frozen blood.

Under the Blood Optimization Program, a patient can donate blood well in advance of surgery and store it in a frozen state, with sufficient time to restore a normal amount of blood before entering surgery. Additionally, blood volume measurement prior to surgery can identify patients with existing blood volume deficits, which can be treated with medications such as erythropoietin.

In addition to the desire to provide improved patient care, hospitals may have a significant monetary incentive to participate in the Blood Optimization Program. Surgical patients who experience complications from undertransfusion or adverse donor transfusion reactions require extended hospital stays, for which the hospitals are often not reimbursed. Hospitals operate under a Diagnostic Regulatory Guideline (DRG) system for reimbursement, which means that a hospital will be reimbursed according to a diagnosis, not according to the number of days that a patient spends in the hospital. A low blood volume detection and treatment program could significantly reduce complications and enable shorter hospital stays.

Idant Semen (Sperm) Banking

Idant, a subdivision of the wholly owned subsidiary Scientific Medical Systems, has been a pioneer in the technology and commercial application of long-term cryopreservation of human sperm. The division provides frozen semen services to physicians worldwide. Idant holds approximately 50,000 human semen units in long-term storage at its central New York City facility. The Company was the first semen bank in the state of New York, out of more than 50 licensed banks, to be accredited by the American Association of Tissue Banks.

Semen stored at -321 degrees Fahrenheit (immersed in liquid nitrogen) has shown minimal change after as long as 30 years of storage. Idant stores semen for donor insemination as well as for personal storage by men facing infertility. The Company also provides, on request, special screening for rare hereditary recessive genetic traits.

The company stores semen from a large cross-section of anonymous donors and is able to offer semen from donors with varying physical characteristics that meet our clients’ needs. The Company maintains a complete physical description of each donor on file and can match multiple physical characteristics and other desired special characteristics to those of the sterile father. The increased likelihood of a child who resembles his recipient father can make a child conceived via artificial insemination much more psychologically acceptable to the father.

The Company also provides cryostorage for later personal use. Semen storage may be desirable for men who have been found to be marginally fertile and may attain improved fertility with artificial insemination, who anticipate impaired fertility or sterility such as may occur with chemotherapy or radiation for cancer treatment, or who are undergoing a vasectomy but may wish to father children in the future. Cancer patients who store semen are frequently in their teens or twenties; by utilizing cryopreservation they will be able to father their own children in later years, despite the high risk of sterility and birth defects associated with treatments. The Company receives referrals for these services from multiple sources, primarily physicians.

Idant has been a pioneer in the safety of anonymous sperm donation. In 1985, Idant was the first semen bank to institute an AIDS quarantine period for frozen semen. Viruses such as HIV and Hepatitis B or C may be undetectable for up to six months in infected individuals. By testing the donor prior to and then six months after donation, the risk of Hepatitis and HIV transmission can be virtually eliminated. Four years later, in 1989, New York and a number of other states enacted laws requiring sperm banks to quarantine frozen sperm for a minimum of six months.

Idant utilizes the most reliable, effective cryopreservation technology available. The FDA does not currently have specific standards for reporting the effectiveness of semen storage, so there is no assurance that a given semen bank uses the best available technology to ensure the longest possible viability of frozen sperm. The Company uses a customized carousel canister system in its sperm bank storage system. This permits retrieval of specimens from lower levels without removal of upper specimens, thereby avoiding any exposure of other specimens to room temperature air. Even brief exposure to room temperature may result in long-term loss of viability of frozen sperm. Most other banks use a “rack and cane” pull-up system, which requires removal of upper specimens from the tank to retrieve specimens at lower levels. In such a bank, a specimen may be exposed to a temperature change from liquid nitrogen (-321ºF) to room temperature (72ºF) more than 100 times during its storage lifetime. This will result in a gradual degradation of the specimen. In the Idant system the specimen remains immersed in liquid nitrogen almost continuously while in storage. The Company is aware of only one other semen bank that uses the carousel system for long-term storage of semen.

In 2004 Idant received confirmation of two successful conceptions utilizing sperm stored at Idant for, respectively, 21 and 29 years. This was the longest successful cryopreservation of sperm in medical history. The case report was published in the October 2005 issue of Fertility and Sterility, a major journal. The pregnancies were notable because they were achieved by artificial insemination. The previous record was for 20 years and was achieved by the considerably more expensive in vitro fertilization method. The Company believes that its unique storage system for human sperm is responsible for this extraordinary success.

RESEARCH AND DEVELOPMENT

Although blood volume measurement has been available for over 50 years, the test was rarely performed because of cumbersome requirements that made the procedure difficult. When Daxor Corporation developed the first semi-automated system ever approved by the FDA, it encountered a generation of physicians who had little or no direct experience with blood volume measurements, with the exception of hematologists who used the test for a single condition (polycythemia vera) and preferred to use another method (Chromium 51) that measured red cell volume. That method required several hours to perform and included re-transfusion of the patient’s blood cells after they were tagged with Chromium 51. This technique exposed the patient to the risk of a potential mismatched transfusion.

Daxor presumed that the benefits of an automated system which involved no transfusion risks and measured both red cell count and plasma volume would be readily and widely accepted. However, key personnel at the first facilities to use the BVA-100 (Lutheran Medical Center, Maimonides Hospital, Englewood Hospital, Brooklyn Hospital, Coney Island Hospital, and Long Island Jewish Hospital) returned the system after performing beta testing because they could not convince administration that the test was cost effective. A blood volume measurement can cost the hospital $450 - $600 to perform. In contrast, a surrogate test such as a hemoglobin or hematocrit, which can be quite inaccurate, can be performed for $5 - $10. The company had and has to demonstrate that the savings in lives and shortened hospital stays makes the test cost effective.

Until mid 2002 the company employed a limited sales staff with heavy emphasis on scientific training. Management then began to recruit a professional sales and marketing team. By mid 2003, it became apparent from feedback from the new sales staff that in addition to opposition to the instrument because of cost, there were additional technical problems that needed to be overcome.

Among the major problems was that the blood volume analyzer was functioning on a DOS operating platform that dated from the mid 1980s. This placed a number of restrictions on the flexibility of the system. For example, the system could not be altered to provide a graphic display of the results in addition to numerical results. It also prevented the incorporation of enhancements that potential users desired. Another major problem was that all gamma counters in use at that time for clinical measurement were considered high complexity instruments under the Clinical Laboratory Improvement Act (CLIA). This meant that the instrument had to be used by a facility headed by an individual with advanced specialized background training.

In 2003, the company sold only 5 instruments. It had become clear that major changes were needed. By early 2004 the company had decided to expand its research and development facilities in Oak Ridge, Tennessee, to develop a more advanced version of the system, which would run on a Windows operating platform. The company developed a new network of subcontractors, including a group of specialized computer programmers, who were absorbed into the company as full time employees in January, 2005. The Company also contracted with an original equipment manufacturer (OEM) to build the instrument and to retain for itself the final quality assurance testing operations.

The following is an enumeration of a significant number of the engineering changes that were included in converting the BVA-100D (DOS version) into BVA-100W (Windows version).

Hardware

•	The computer interface was upgraded from a separate CPU, CRT monitor, and keyboard to a panel PC with a mouse and touch screen.

•	Color printers were installed.

•	A USB connection for the multi channel analyzer (MCA) was installed.

•	A new control data board was installed.

•	A new dust cover design resulted in a decreased height requirement.

•	The internal housing was redesigned.

•	New sky shield housing, with added finger guards, was added.

•	The carousel was changed from Plexiglas to metal.

•	A sample guide for the carousel (hub cap) was added.

•	A rear Plexiglas plate was added.

•	The manual sensor used to determine the position of the carousel was upgraded to an optical sensor.

•	The carousel advance button was moved to the rear of the instrument.

•	The motor was converted from AC to DC.

•	The electrical grounding was improved

•	All internal mechanical parts were re-engineered to a tolerance of 5/1000.

•	A new lead design with better tolerance was installed.

Software

•	The system was designed to be both HIPPA and CLIA compliant.

•	The operating system was upgraded from DOS to Windows XP, using C-Sharp and Visual Basic, with over 500,000 lines of code and an additional 750,000 lines of hidden code in Visual Basic.

•	Text commands in the DOS system were replaced with screen options and easy to use on-screen buttons, resulting in easier navigation.

•	A touch screen keyboard was added for easily entering patient demographics.

•	Software for calibrating and adjusting the sensitivity of the touch screen was installed.

•	User friendly instructions were added to guide the user through entering data and placing the samples into the instrument.

•	Warnings/flags were provided to inform users of errors or questionable data, thus helping the end user generate statistically accurate results.

•

The time required for aberrant point elimination was reduced from over 25 minutes to 5 seconds. Instead of requiring the user to re-enter data and recalculate the entire blood volume, results are instantly recalculated with the erroneous point excluded.

•

A color screen and graphical software were added to graphically present results, including a bar graph of results and a color regression chart of blood volume points. A print screen function was added to enable color printing of results.

•

A 30 Gb hard drive, which can store a few hundred thousand patient tests and quality control tests, was added. This replaced a much smaller previous hard drive that could only store 200 patient tests. Data can also be backed up on a CD and restored.

•	Options were added allowing results to be saved as HTML, PDF, ASCII, Word and Excel files.

•	Options were added allowing BVA tests to be sorted by 6 different fields, 2 of which are customizable by the end user, thus making it easier to find saved tests.

•	A program for daily Quality Control (QC) was installed that greatly simplifies and speeds up quality control

	1.	QC requires only two minutes of technician time and is completed in about 40 minutes.

	2.	Utilizes 4 barium sources that are at the nano curie level.

-	Checks for background radiation.

-	Checks each well for contamination.

-	Compares and contrasts matched standards provided with the Volumex injection kit.

-	Checks the gamma counter for centroid and full width half max (FWHM), the shape of the peak of the centroid, which cannot be to broad or too narrow.

-

Checks for linearity of the system. Each barium source is at a decrease in strength and therefore each source has its own rate of counts per minute. The decreasing rate of counts should be proportional to the strength of the check source (the barium).

•	An automatic system for calibrating the gamma counter was added. The user pushes two buttons and enters his or her initials, and the system performs the calibration and prints out a final report.

•	New software decreased the time required to install software upgrades.

•	New software, which performs preventative maintenance and contains diagnostic features for service calls, was installed.

•	A new manual calibration screen for Daxor technicians was added.

•	Programming was added to automatically adjust for daylight savings time and leap years. A separate section was also included in which date and time corrections can be entered with the mouse.

•

Individually customized laboratory operations manual (Standard Operating Procedures Manual – SOPM) and laminated flip charts were designed and are provide to all users, along with the Quick Users Guide, an abbreviated laboratory operations manual.

As a result of these improvements, especially the upgrade to a Windows operating system, the new BVA-100 system was categorized by CLIA as a medium complexity instrument, enabling a wider range of facilities to utilize it. In addition, the many improvements allow the system to better meet users’ needs. This upgrade was essential to helping establish the necessity, reliability, and cost effectiveness of accurate, rapid blood volume measurement. A primary goal of clinical research studies is to provide evidence from peer review journals that will support and document that blood volume measurement should be a standard of care in specific conditions.

In addition to improving the BVA-100 itself, the Company has dedicated considerable time and effort to physician education. A limited number of account representatives work primarily to educate physicians (clinicians) on how best to utilize the instrument. The company also offers unlimited clinical assistance through the services of its Chief Scientist and CEO, Dr. Joseph Feldschuh, as well as Dr. Gary Fischman, PhD, Director of Research. Additional staff, including the Vice President of Marketing and a full time medical writer and statistician, devote part or all of their time to supporting the development, completion, and publication of clinical studies. The Company continues to provide support for studies at various institutions. Support may consist of free use of blood volume analyzer equipment,Volumex kits, and support services from Daxor staff. The Company expects that there will be additional studies published in 2006 on research studies it has previously helped support. Previously published studies have documented the benefit of blood volume measurement in the intensive care unit and in cardiology. However, additional studies are needed for other institutions to provide further backup. For example, heart failure studies are continuing at Columbia Presbyterian Medical Center. The Company has unpublished data documenting the benefit of blood volume measurement using the BVA-100 in hypertension. Based on this data, we believe that African American patients, in particular, will benefit from the use of blood volume measurement in determining choice of therapy. Howard University in Washington, D.C. is expected to be a prime location for such studies. (Refer to previous sections on clinical conditions utilizing blood volume measurement.)

Blood Banking

The Scientific Medical Systems blood bank devoted a significant amount of its resources in the past year to improvements and upgrades. The Company installed a new system that enables thawed frozen blood to be used for up to 14 days, as well as a new freezer system that can maintain blood in a frozen state for 2-3 weeks without electricity. The company has tested this system throughout 2005.

The Company also devoted a significant amount of time to developing the Blood Optimization Program, a method for using both autologous frozen blood and the BVA-100 to optimize transfusion safety and minimize anemia during surgery (see Blood Banking).

MARKETING

The Company’s marketing of the blood volume analyzer can be divided roughly into three phases: initial beta testing with local facilities, later beta testing at nationally recognized institutions with an emphasis on developing studies for publication, and marketing of the instrument for clinical use. During later beta testing and the marketing phase, the instrument also underwent a number of major technical improvements and alternations.

Initial Beta Testing (1999-2000)

After FDA approval for the instrument and its associated kit, in 1999 the Company began beta testing the BVA-100 at local hospitals. The Company had no prior experience in marketing a medical instrument or device and relied on a limited number of sales staff who had specialized technical knowledge and a background in physiology. From 1999 to 2000, the Company loaned the instrument and provided associated kits to a number of local hospitals free of charge. In some cases, these hospitals also received direct financial support for performing research studies. The participating facilities included Lutheran Medical center, Maimonides Hospital, Brooklyn Hospital, Coney Island Hospital, and Long Island Jewish Hospital.

Some hospitals, such as Lutheran Medical Center, were able to publish results in peer reviewed journals. Some of these early studies clearly demonstrated that invasive techniques such as pulmonary artery catheterization were not as accurate as direct measurement of blood volume for assessing a patient’s volume status. In some cases, the hospitals performed studies but were unsuccessful in publishing results.

After these facilities completed their studies, they returned the instruments because they could not convince their respective administrations that the test was cost effective. During this time, the Company sold only a single Blood Volume Analyzer.

Later Beta Testing (2000-2002)

As a result of feedback from the initial testing, the Company recognized that it was essential for the instrument next to be placed in nationally recognized facilities. These facilities, because they worked with more complex conditions and had wider name recognition, were more likely to recognize the benefits of blood volume measurement and to publish study results. Additionally, studies from these prestigious institutions were more likely to be highly regarded by other facilities. The Company arranged for the loan of an instrument to the Cleveland Clinic, the Mayo Clinic, and NYU Medical Center. The US News and World Report provides an annual ranking of 6200 Hospitals in the United States. The Mayo Clinic and The Cleveland Clinic ranked respectively 2 and 3 in the annual ranking of hospitals. The Cleveland Clinic Cardiovascular Department ranked number 1 in the US. After trial periods lasting more than one year, these facilities purchased their instruments and paid for kits as they continued to utilize the Blood Volume Analyzer.

Despite the positive response from these facilities, it became increasingly apparent that the company needed significantly more studies to support the reliability, utility, and cost effectiveness of blood volume measurement with the BVA-100®. It also became clear that the original version of the BVA-100, which was based on a DOS platform, needed to be markedly improved in order to provide sufficient features and flexibility to meet users’ needs (see Research and Development).

It has been an ongoing goal of the Company to partner with medical facilities to develop studies that will result in publication in peer reviewed journals, with the intent of increasing awareness and acceptance of the need for accurate, rapid blood volume measurement. A number of studies initiated between 2000 and 2002 were published in 2004 and later. In addition to the time needed to complete the study itself, it can take a year or more from submission to final publication.

Marketing Phase (2002-present)

By 2002, the Company recognized that it needed to recruit an experienced medical device marketing staff. In September 2002 the Company hired a National Sales Manager and three Regional Sales Managers with extensive experience in the medical device and nuclear medicine field. Subsequently, several different sales programs were tested. It was determined that the best program was a National Sales Manager with regional sales representatives. John Reyes-Guerra, one of the original regional vice presidents, was made Vice President of Sales and Marketing. The sales staff was expanded to twelve sales personnel plus additional research support personnel.

The marketing team has made progress in identifying which facilities and departments are most able to utilize the BVA-100 in a cost effective manner and has developed a repertoire of educational and marketing material. Depending on a facility’s needs and its ability to perform studies that are likely to increase widespread acceptance of the BVA-100, the Company offers the Blood Volume Analyzer to potential users on a sale, lease, or loan basis. Facilities that receive a loan of the instrument for research pay for the Volumex® kits that are not used purely for research purposes, which can provide a source of ongoing revenue for the Company. Primarily, users are expected to be hospitals, surgery centers, and imaging centers (radiology). The Company also has been demonstrating its equipment at major trade shows such as nuclear medicine, surgical anesthesiology, and trauma conferences. The Company’s website (http:// www.daxor.com) contains extensive detail about the BVA-100® Blood Volume Analyzer as well as examples of actual cases (with patient identities removed). The website permits rapid communication between researcher, marketing personnel, and potential users prior to an onsite visit.

Despite its success with a few key institutions, the BVA-100 continues to encounter some significant obstacles to widespread acceptance. The Company has attempted to balance sales efforts with education and the development and support of continued research.

One of the barriers to acceptance of the BVA-100 is that, despite the fact that blood volume measurement is important in so many different medical and surgical situations, very few physicians have any previous experience utilizing direct blood volume measurement. Instead, they have relied on surrogate tests such as hematocrit or hemoglobin measurement, despite the proven inaccuracy of these tests. Even among institutions that utilize the Blood Volume Analyzer, physicians frequently have questions regarding the interpretation of blood volume results and how to best use the results to guide treatment. The Company has instituted a program of educational representatives to help educate physicians about the use of blood volume measurement and to act as a liaison between the Company and users of the BVA-100®. The Company also provides unlimited clinical assistance through the services of its Chief Scientist and CEO, and its Director of Research. The Company’s Vice President of Marketing spends a significant portion of time working with facilities to develop research projects, and the Company employs a full time statistician to help with the interpretation of research data and preparation of results for publication.

Another barrier is the perceived cost effectiveness of the tests and the ability of hospitals to obtain appropriate insurance reimbursement. Hospitals and health facilities are exceedingly cost conscious in regard to acquiring additional medical technology. Blood volume measurement is an approved and reimbursable Medicare test. The Company expends great time and effort to ensure that insurance companies reimburse hospitals correctly for the cost of the radiopharmaceutical kit as well as for the performance of the test. The Company also provides assistance to hospitals and physicians to utilize correct codes and indications for blood volume measurement. Some of the research projects performed by the Company’s clients are focused on developing cost benefit analysis studies. Such studies are particularly important to HMOs, which focus on avoiding hospitalization when possible.

The Company’s representatives undergo a training program in basic medical physiology to enable the to interact with both physicians and administrators to explain cost benefit factors.

In 2004 the Company sold four instruments. In 2005 the Company sold only a single Blood Volume Analyzer. This was primarily due to the fact that in 2005 Medicare, which reimburses hospitals separately for the cost of a kit, made an erroneous assessment of kit costs. Medicare had developed a policy that any kits under $50 would have their cost bundled into the reimbursement for the entire test, and it included the Volumex® kits in this policy. However, each kit costs hospitals $280-$300. The Company obtained legal experts on Medicare regulations and met with Medicare officials to correct this problem. It took almost ten months before this incorrect designation was corrected. In the last quarter of 2005, the Company signed seven trial agreements, as compared to seven trial agreements for the first nine months of 2005.

Blood Optimization Program

In 2005 the Company hired an individual with marketing experience to work on a new program called the Blood Optimization Program® (BOP). This program is intended to incorporate Daxor’s BVA-100® Blood Volume Analyzer and its subsidiary’s frozen autologous blood banking, increasing awareness and utilization of both these technologies. This individual has been meeting with administrative blood bank representatives to develop strategies that would enable hospitals to utilize these technologies to optimize blood volumes in patients undergoing surgery. The combination of blood volume measurement and frozen blood banking provides the unique opportunity to simultaneously minimize the consequences of blood loss by optimizing a patient’s blood volume before surgery, and maximize transfusion safety by making sure that a patient’s own blood is available if transfusion is required. The Company believes that some agreements with hospitals will be implemented in 2006.

PATENT AND COPYRIGHT PROTECTION

Existing Patents

The Company has received separate United States patents on its Blood Volume Analyzer BVA-100® and on its Volumex® injection kit. These are the only US patents ever issued for an automated instrument dedicated to the measurement of total human blood volume for a specific individual. The Company received a European patent covering 12 countries and received the first patent ever issued in Japan for an instrument to measure human blood volume.

The instrument is designed to work with the Volumex® injection kit, which is manufactured by the Company. It is theoretically possible to use the Blood Volume Analyzer without the kit by preparing the reagents used for the test. However, the cost and time for such preparations would be uneconomical and it is unlikely that a purchaser of the instrument would use it without purchasing the reagent kit. This is the first U.S. patent ever issued for a system that permits a fixed quantitative amount of isotope to be injected for diagnostic purposes. The injection system was specifically designed for use with the BVA-100®. However, it can be used for other diagnostic test purposes where a precise complete quantitative injection of a diagnostic reagent is required.

The blood bank has received two recent trademarks. One is for Quality Assured Blood, which would incorporate the same type of double testing currently used to ensure the safety of donated semen (see Blood Banking). The other is for the Blood Optimization Program® (BOP), a method for maximizing blood safety during surgery using a combination of blood volume measurement, presurgical treatment of blood volume deficits, and frozen autologous blood transfusion. The Company has applied for and received trademark protection for the BOP name and is reviewing whether or not to apply for a methods patent for the concept (see Blood Banking).

Future Projects and Potential Patents

The Company expects to file additional patents for tests associated with the BVA-100® in the near future.

Glomerular Filtration Rate

The Company is working on an instrument will automate the measurement of glomerular filtration rate (GFR). This GFR is a very important and sensitive test of kidney function. At the present this test is infrequently performed because of the difficulty in the current methodology. The Company believes that it can automate this process, which will make it more feasible for regular medical use.

Measurement of Total Body Albumin

The Company is planning to file a patent for the measurement of total body albumin using measurements from the Blood Volume Analyzer. Albumin is a major carrier of hundreds of vital components within the circulation and is a key molecule responsible for maintaining oncotic pressure. Abnormal total body albumin is common in many disease states, such as heart failure, cancer, and diabetes. Burn patients in particular experience serious loss of albumin, and replacement quantities may be difficult to calculate. The ability to measure total body albumin accurately would be expected to facilitate more precise therapy.

Needleless Injection System

The Company is reviewing an alternative injection kit system that can be used without a needle. Some intensive care units emphasize an elimination of needles wherever possible. The Volumex® kit is injected into an intravenous system flowing into the patient’s vein, rather than through a direct needle stick. A person using a kit who accidentally stuck himself would not be exposed to the patient’s blood; nevertheless, we think it would be an advantage if we can develop a needleless system.

Idant Semen Storage Client Identification

The Company is also exploring the submission of a patent for methodology of improving client identification in its semen bank. It is introducing additional patient protection for stored donor semen, which may be eligible for patent protection. In the 33 years of the Bank’s operations, it has never had a mix-up in any stored specimen.

CUSTOMERS

In the Company’s fiscal year ended June 30th 2005 (“Fiscal Year 2005”) there were two customers (hospitals) that accounted for 10% or more of the Company’s total consolidated sales. Management believes that the loss of any one customer would have an adverse effect on Company’s consolidated business for a short period of time. These two hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

COMPETITION

BVA-100® Blood Volume Analyzer

The medical technology market is intensely competitive. However, there are no direct competing instruments manufactured or marketed that perform rapid, accurate semi-automated blood volume analysis, such as the BVA-100®. The Company believes that its receipt of United States, European and Japanese patents for its Blood Volume Analyzer provides significant protection against any future potential competition in the blood volume analysis field.

The receipt of the U.S. patent for the injection kit system provides significant additional protection, as the Company believes that the kits will be a major source of ongoing revenue. The Company believes that its main hindrance to market acceptability, rather than any specific competition, will be the need to demonstrate that its blood volume measurement equipment is capable of producing accurate data on a cost effective basis. There are several layers of acceptance required for a sale to be completed. The hospital administration must first see a need for the instrument, and then the nuclear medicine department must also see this need and be willing to perform the tests. Physicians treating patients with the conditions described previously must understand the need for, use of, and possible interpretation of blood volume measurement for their patients. Then the hospital administration must also accept the instrument on the basis of pure cost effectiveness. The Company believes that the one-time cost of the instrument and the ongoing costs of test kits are modest relative to the benefits of the critical information derived from the test.

Blood Banking

The Scientific Medical System’s frozen blood bank is the only facility that provides long-term personal frozen blood storage in the Northeastern United States. Multiple companies that previously attempted to provide long-term personal blood storage to members of the public were unsuccessful.

To date, the Company has not made a profit from its blood banking services. A major disadvantage of the use of frozen blood was that it had to be used within 24 hours after it was thawed. Frozen blood can be stored for up to 10 years in contrast to refrigerated blood, which has a maximum shelf life of 35 to 42 days. The requirement that blood had to be used within 24 hours of thawing placed significant limitations on the timing of transfusions. However, the Company has recently begun to utilize a new FDA-approved technology, manufactured by another company, which enables thawed frozen blood to be used up to 14 days after thawing. The Company is not aware of any other facility in New York State that is using this technology.

The Company believes that this additional technology may enable frozen blood banking services to eventually become financially self-sustaining and profitable. This technology also opens up the potential for paid, double tested donors, in a similar fashion to how sperm donors are tested before and then six months after initial freezing and storage. This additional safety procedure is particularly appropriate for donated blood, since transfused blood is more infectious for many diseases than semen.

In the past, the Company has experienced significant opposition from non-profit blood banking organizations that viewed frozen autologous blood as a potential loss of income from their operations. It is the Company’s intention to form alliances with other short-term donor blood banks to expand frozen personal blood storage services. The Company views personal blood storage as a supplement to and not as competition to other existing blood donor services.

Semen Banking

There are at least 300 sperm banks in the United States operated either by commercial entities or by academic institutions. The Idant semen bank was the first semen bank in the State of New York that was accredited by the American Association of Tissue Banks. There are fewer than 9 semen banking organizations in the United States that have achieved this accreditation.

The Company believes that its unique storage system, coupled with clear documentation of a successful conception occurring from the longest-term frozen stored semen in medical history, will help it in expanding its marketing efforts.

The Company has developed a web site (http: // www.Idant.com) that will be helpful for marketing purposes.

WARRANTEES

The Company generally warrants its Blood Volume Analyzers against defects in material and workmanship for a period of up to one year from the date of shipment, plus any extended warrantee period purchased by the consumer. With respect to semen banking and blood banking, the Company warrantees that its methods of storage are in compliance with all existing federal and state regulations.

GOVERNMENT REGULATION

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

The New York State Department of Health regulates the Company’s Idant Semen and Blood Bank within New York State. The Idant Semen Bank and Blood Bank are divisions of Scientific Medical Systems, which is a subsidiary wholly owned by the Daxor Corporation. Scientific Medical Systems has its own separate directors. These facilities are licensed and annually inspected by the

New York State Department of Health.

PRODUCT LIABILITY EXPOSURE

The Company’s business involves the inherent risk of product liability claims. The Company currently maintains general product liability insurance and an umbrella liability policy, which the Company believes are sufficient to protect the Company from any potential risks to which it may be subject. However, there can be no assurances that product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at a reasonable cost.

ENVIRONMENTAL

The Company believes it is in compliance with the current laws and regulations governing the protection of the environment and that continued compliance would not have a material adverse effect on the Company or require any material capital expenditures. Compliance with local codes for the installation and operation of the Company’s products is the responsibility of the end user.

EMPLOYEES

On March 24, 2006, the Company had a labor force of 46, all of which were leased through ADP TotalSource. The Company maintains a work force at its main headquarters in the Empire State Building in New York City, as well as a manufacturing division in Oak Ridge, Tennessee, and a technology support group. The Company believes that its labor force relations are good.

Item 1A. Risk Factors

          The Company’s products may not be accepted by the marketplace.

Item 1B. Unresolved Staff Comments

          The Company received an inquiry from the SEC regarding its accounting reporting, as well as questioning whether the company’s activities with respect to its cash management constituted a reason to designate it as an investment company. The accounting changes did not result in any material changes with respect to the company’s total income, assets or revenues, but did result in a shift in income. The company has an investment portfolio and a policy of cash management which has been in place for over 20 years. The company is heavily dependent on income from its investment activities. This issue of investment company was raised in 1984/5, when the company had a secondary offering which raised approximately $7 million. The issue was again raised in 1992 with no action taken. In 2005 the issue was again raised.

There are a number of criteria, including assets and income which could qualify a company as in investment company or what is also termed an inadvertent investment company. Many companies in their research and development phase become an inadvertent investment company because they have almost no income from their products except income derived from their capital. The Investment Company Act, however, recognizes this and provides a number of Safe Harbor exemptions to avoid this designation. These exemptions include “(1) whether the company uses its securities and cash to finance its research and development activities; (2) whether the company has substantial research and development expenses and insignificant investment-related expenses; (3) whether the company invests in securities in a manner that is consistent with the preservation of its assets until needed to finance operations. If a company satisfies these factors, the remaining major factors of the traditional primary business test -- the company’s historical development, its public representations of policy, and the activities of its officers and directors – are examined.: (taken from Section B – Research and Development Companies from Release No. IC-26077; File No. S7-47-02). Under rule 3a-8 as proposed, a company could rely on the rule’s nonexclusive safe harbor if it (a) had research and development expenses that were a substantial percentage of its total expenses for its last four fiscal quarters combined and that equaled at least half of its investment revenues for that period; (b) had investment-related expenses that did not exceed five percent of its total expenses for its last four fiscal quarters combined; (c) made its investments to conserve capital and liquidity until it used the funds in its primary business; and (d) was primarily engaged, directly or through a company or companies that it controls primarily, in a non-investment business, as evidenced by the activities of its officers, directors and employees, its public representation of policies, and its historical development. The company believes it meets these last criteria.

One of the Safe Harbor designations is to have 45% of liquid assets in government short term paper such as T-bills. In the case of Daxor, the company has not used the T-bill Safe Harbor designations. In Part II, Section 7A, we have provided a perspective of what would have occurred had we, in 1993, decided to avail ourselves of Safe Harbor provisions and invest the company’s assets in T-bills. The company is highly dependent on income from its investment portfolio. For the past 13 years the company has experienced an operating deficit as it expanded its research and development and marketing efforts. The company has had a firm policy of operating so that it will not find itself in the sudden position of imminent bankruptcy. From time to time the company has received offers of additional financing. Such financing which has been offered has been at very deleterious terms to existing shareholders. The company believes that as blood volume technology gains increasing acceptance, that it will be able to raise additional capital on more reasonable terms. The company also believes that the market for a safer alternative frozen blood banking system is very large but in the initial phases such a system the company would operate at a significant deficit for an indeterminate time. At the present time the company is focusing its efforts primarily on the blood volume analyzer but will explore opportunities for raising additional capital. The company is currently expanding its expenditure on blood banking

To provide additional understanding of what the Company’s financial status would be had we elected to utilize a Safe Harbor investment policy of T-bills, we have prepared a series of graphs derived from information from previous 10K filings. Examination of the graphs makes it apparent that the company would have been on the verge of bankruptcy in 2006 had it instituted a T-bill policy The Company’s current investment policy does entail higher risks which were understood and approved by the members of the Board of Directors. The results of this investment policy have proven, over time, to be prudent. For 84 consecutive quarters the Company’s investment portfolio has always been above historical cost. If the Company had not followed this course, there is a high likelihood that it would have been bankrupt. We did not provide an analysis of what would have occurred had we done that in prior years from 1985 on, but it is clear from this analysis that the company would have already been bankrupt.

The most important issue with respect to whether a company is an investment company is what the company does with its earnings. In the case of Daxor, we utilize all our investment income, plus retained earnings, for research and development and for operation of the company. The company’s investments are managed by the CEO, Dr. Feldschuh, who spends approximately 15% of his time, 5 – 7 hours a week, on investment activities. He is assisted by a single half-time employee. No other member of the company has any role in these decisions. The portfolio has certain parameters which are described elsewhere. The company has, in response to the SEC inquiry, has made a number of changes and increased its disclosures. The company has also provided a formal response in December 2005 to the SEC on the question why it is an operating company and not an investment company.

Item 2. Properties

In December 2002, the Company signed a new ten-year lease extension commencing January 1, 2003, for its existing facility at the Empire State Building. The Company has occupied this space since January 1992. The company currently occupies approximately 7,500 square feet. The lease has a two year option for renewal after ten years. There are options for an additional 18,000 square feet of space. The Company has a pilot manufacturing facility in Oak Ridge, Tennessee which is currently manufacturing the BVA-100 Blood Volume Analyzers, and where R&D activities are performed.

The Company subleases a portion of its New York City office space to the President of the Company for 5 hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received in each of the years ended December 31, 2005, 2004 and 2003 was $9,750.02.

Item 3. Legal Proceedings

The Company had a suit which was filed in 2004 and dismissed in 2005. There are no other legal proceedings outstanding.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock is traded on the American Stock Exchange under the symbol DXR.

	High	Low

2005

First Quarter	$23.44	$20.00
Second Quarter	$22.32	$18.90
Third Quarter	$19.25	$15.00
Fourth Quarter	$17.45	$13.60

	High	Low

2004

First Quarter	$14.80	$13.95
Second Quarter	$21.85	$14.37
Third Quarter	$24.00	$19.00
Fourth Quarter	$24.60	$20.25

On March 31, 2006, the Company had approximately 192 holders of record of the Common Stock. The Company believes there are approximately 1,400 beneficial holders.

The Company paid a single cash dividend of $.50 per share on the Common Stock in 1997. No dividends have been declared or paid since 1997. Any future dividends will be dependent upon the Company’s earnings, financial condition and other relevant factors.

Item 6. Selected Financial Data.

          The following table sets forth certain selected financial data with respect to the Company.

Operations Data:

	Year Ended December 31,

		Restated	Restated
	2005	2004	2003	2002	2001

Operating revenues	$1,343,538	$1,066,315	$1,013,647	$767,608	$591,692

Total revenues	$1,343,538	$1,066,315	$1,013,647	$767,608	$591,692

Costs and expenses:
Operations of laboratories & costs of production	1,321,564	810,967	1,387,264	805,985	814,657
Selling, general and administrative	4,937,167	3,797,214	2,705,778	2,050,546	1,482,438

Total costs and expenses	6,258,731	4,608,181	4,093,042	2,856,531	2,297,095

Loss from operations	(4,915,193)	(3,541,866)	(3,079,395)	(2,088,923)	(1,705,403)

Other Income and Expenses:
Dividend income	2,511,054	1,990,669	1,897,669	1,858,025	1,860,289
Gains on sale of investments	1,515,653	989,599	238,550	40,610	97,719
Mark to Market of Short Positions	(204,225)	266,807	115,871	0	0
Other revenues	14,686	15,245	15,571	35,694	166,676
Investment Recovery	75,000	0	0	0	0
Admin Expense relating to portfolio investments	(36,842)	(1,126)	0	0	0
Interest expense, net of Interest Income	(296,114)	(108,950)	(83,133)	(39,257)	(119,926)

Total Other Income and Expenses	3,579,212	3,152,244	2,184,528	1,895,072	2,004,758

Income (Loss) before income taxes	(1,335,981)	(389,622)	(894,867)	(193,851)	299,355
Provision for income taxes	0	0	0	0	0

Net income/(loss)	$(1,335,981)	$(389,622)	$(894,867)	$(193,851)	$299,355

Weighted average number of common shares outstanding - basic and diluted	4,638,384	4,615,993	4,645,700	4,662,947	4,664,909

Income (loss) per common equivalent share - basic and diluted	$(0.29)	$(0.08)	$(0.19)	$(0.04)	$0.06

Selected Balance Sheet Data:

	Year Ended December 31,
		Restated	Restated
	2005	2004	2003	2002	2001

Total assets	59,565,053	56,041,322	48,001,783	41,573,565	43,540,153
Total liabilities*	20,820,252	15,788,034	11,841,383	8,026,668	8,211,186

Stockholders’ equity	38,744,801	40,253,288	36,598,492	35,546,897	35,328,967
Return on equity	0.00%	0.00%	0.00%	0.00%	0.77%

*	Total liabilities include deferred taxes on unrealized gains.

**	Return on equity is calculated by dividing the Company’s net income or loss for the period by the stockholders’ equity at the beginning of the period

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

RECENT DEVELOPMENTS

During fiscal years 2005 and 2004, Daxor made major changes in the blood volume analyzer. It expanded its research and development staff (see R&D section). In January, 2005, it hired, on a permanent basis, the employees of Tennessee Valley Software, and leased a second site in Oak Ridge, Tennessee. Because of the ongoing changes the Company will be first ready to obtain an Underwriters Laboratories and a CE mark which is required for marketing in Europe in the second quarter of 2006. The Company has also recognized that it needs to expand research projects that will provide validation on a cost benefit basis for the blood volume analyzer.

In the Year 2005, the Company obtained new equipment approved by the FDA which enables frozen blood to be used for up to 14 days after thawing. The Company has purchased this equipment and has been testing it for the past year using purchased blood. The Company is in the process of negotiating with several hospitals for a Blood Optimization Program which will enable individuals to freeze their own blood months in advance of surgery. This program is coupled with the use of the blood volume analyzer so as to prevent patients from donating excessive amounts of blood and entering surgery in a blood depleted state. Because of the Company’s limited resources, the Company will devote a larger portion of its efforts towards the blood volume analyzer. Daxor has continued to expand its research and marketing staff. The Company intends to increase its marketing efforts to add to its operational income. Some of the steps the Company had undertaken, such as consolidating certain manufacturing facilities at Oak Ridge, Tennessee and simultaneously contracting with an Original Equipment Manufacturer (OEM) will permit greater economies of scale. The Company’s primary focus will be to increase operating revenues even if this initially results in increasing losses.

RESULTS OF OPERATIONS

Operating Revenues

In 2005 revenue from operations was $1,343,538.vs. 2004 revenue from operations was $1,066,315, for an increase of 26%. In 2003, operating revenues were $1,013,647. The figures for 2004 and 2003 have been restated.

Idant Laboratories subsidiary contributed 44.0%, 48.5%, and 45.0% of operating revenues in 2005, 2004 and 2003 respectively. Equipment sales and kit sales increased from $643,592 to $751,071. In 2005 the Company sold only a single blood volume analyzer because hospitals which had equipment on trial delayed making a commitment because Medicare had made an error on reimbursement. This error was not corrected for 10 months. Despite this, kit sales increased 45% over 2004. Kit sales in 2004 increased 35% over 2003, and kit sales in 2003 increased 6% over 2002. 2,132 patients, utilizing the BVA-100, had blood volume measurements in 2005 vs. 1,474 in 2005, and 1,094 in 2003. The American College of Cardiology in its most recent update of Guidelines for Treating Congestive Heart Failure (2005), for the first time specifically referenced studies partially supported by Daxor on the treatment of congestive heart failure. These studies from Columbia Presbyterian Medical Center demonstrated that the goal of achieving normal blood volume resulted in a much higher survival rate as compared to patients who remained in a hypervolemic state (expanded blood volume). The studies further demonstrated that physicians using the standard clinical and laboratory techniques to evaluate blood volume were only correct 51% of the time, and incorrect 49% of the time. These studies, which are further described elsewhere in this report, were very important to the Company in its goal of achieving blood volume measurement as a standard of care in treating heart failure. At the present time, the Company considers itself to still be in the earliest stages of achieving this goal. The Company’s operations in semen banking and blood banking (laboratories) have received limited promotion; however, the Company has taken steps to increase awareness of these services. The potential market for the Blood Volume Analyzer is significantly larger than the Company’s current operations. The Company anticipates that proceeds from Daxor’s Blood Volume Analyzer will be the primary source of revenue in the immediate future. The Company believes that the potential market for blood volume measurement and analysis is between 15-20 million tests per year. Successful penetration of even a small fraction of the market would significantly change the Company’s structure.

Dividend Income

Dividend income earned on the Company’s securities portfolio was $2,511,054 vs. $1,990,669 reported in 2004, for an increase of $520,385, or 26.1%. $402,896 of the increase was due to a one-time special stock dividend related to a utility company merger. In 2003, dividend income was $1,897,669.

Investment Gains

Gains on the sale of investments were $1,515,653 in 2005 vs. $989,599 in 2004, and $238,550 in 2003. The sum of dividend income plus investment gain from sale of securities was $4,026,707 in 2005, $2,980,268 in 2004, and $2,136,219 in 2003.

Operating Expenses

YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO DECEMBER 31, 2004 vs. DECEMBER 31, 2003 OPERATING EXPENSES

Daxor’s expenses from operations totaled $6,258,731 in 2005; the loss from operations was $4,915,193 for 2005. In 2004 expenses from operations totaled $4,608,181; the loss from operations was $3,541,866 In 2003, expenses from operations totaled $4,093,042; the loss from operations totaled $3,079,395. The increase in operating costs in 2005 was due to increased hiring of personnel related to expanded research and development expenses, as well as expanded marketing related to the Blood Volume Analyzer. The Company had a major change in its blood volume analyzer (see Research and Development). The Company intends to continue to expand its Research and Development efforts as well as its marketing efforts. The Company anticipated these increased operating expenses and intends to continue expanding its research and marketing staff. The Company experienced the largest operating loss in its history. These losses were only partially offset by investment company income. The Company has expanded its research staff in Oak Ridge, Tennessee and currently has a pilot manufacturing facility. In 2005 the Company reviewed plans for building a full scale manufacturing facility in Oak Ridge, Tennessee, which would enable it to manufacture both its own Volumex kits as well as build other advanced medical instruments such as an instrument to automate the glomerular filtration test. It was decided that the timing of the implementation of this plan would depend on the rate of acceptance of the blood volume analayzer by the medical community.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

At December 31, 2005, the Company had $20,820,252 in short-term debt vs. $15,788,034 in 2004. At year-end 2005, stockholders’ equity was $38,744,801 at year-end 2005 vs. total shareholder equity was $40,253,288; at year-end 2004,. At December 31, 2005 the Company’s security portfolio had a market value of $57,246,006 vs. $54,806,400 in 2004. In 2005, the Company’s total liabilities and stockholders equity were $59,565,053 vs. $56,041,322 in 2004.. Operating revenues increased to $1,343,538 in 2005 from $1,066,315 in 2004.

Income from the Company’s security portfolio is a major asset for the Company as it expands its research and marketing staff. Year-end 2005 finds the Company in a satisfactory financial position with adequate funds available for its immediate and anticipated needs. The Company plans its budgetary outlays on the assumption that the raising of additional financial capital may be difficult in the next 2 to 4 years. The Company believes that its present liquidity and assets are adequate to sustain the additional expenses associated with an expanding sales and marketing program.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The Company considers the following accounting policies to be critical accounting policies.

Available-for-Sale Securities

     Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies) that management has determined meet the definition of available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

          The company will also engage in the short selling of stock. When this occurs, the short position is marked to the market and this adjustment is recorded in the Statement of Operations. Any gain or loss is recorded for the period presented

          Historical cost is used by the Company to determine all gains and losses, and fair market value is obtained by readily available market quotes on all securities.

The Company’s investment goals, strategies and policies are as follows:

1.	The Company’s investment goals are capital preservation and maintaining returns on this capital with a high degree of safety

2.

The Company maintains a diversified securities portfolio comprised primarily of electric utility preferred and common stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will engage in short position up to 5% of the value of its portfolio. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

3.	Investment in speculative issues, including short sales, maximum of 5%.

4.	Limited use of options to increase yearly investment income.

a.

The use of “Call” Options. Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the company’s investments. The risk of this strategy is that investments may be called away, which the company may have preferred to retain. Therefore, a limitation of 20% is placed on the amount of stock on which options which can be written. The amount of the portfolio on which options are actually written is usually between 3-10% of the portfolio. In actual practice, more than 90% of the options that are written expire unexercised. The actual turnover of the portfolio is such that the average holding period is in excess of 5 years.

b.

The use of “Put” options. Put options are written on stocks which the company is willing to purchase. While the company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing company, or stocks being called away because call options have been written. The use of put options is a conservative strategy which enables the company to buy stocks at a lower price than the prevailing market. If the stock does not go to the put exercise price, then the company receives the unexercised option price. If the put is exercised, the company obtains its stock at a lower price and has the additional benefit of a lower basis cost because the option price is incorporated into the cost basis. For example, if a stock is selling at $23 per share and the company sells a put for $0.80 at $20.00, if the stock drops to $19.75, the exercise price is $20.00, the effective cost to the company, however, is only $19.20 per share. The company may or may not sell “Calls” against a stock it has acquired this way, or it may retain the stock. In either case, the company benefits by acquiring the stock at a lower price than prevailed at the time it indicated an interest in this particular stock.

c.

Speculative Short Sales/Short Options. The company limits its speculative transaction to 5% of the portfolio value of the assets. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the calls, the option is not exercised, and the company receives the income from the call. If the call is exercised, the company is then short the stock. The company then has the choice of covering the short stock, or selling a put against its short stock. If the put is exercised, then the short sale is covered. The company’s current accounting policy is to mark to the market each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 5% of its accounts, in actual practice there are most quarters where short stock positions account for less than 1% of the assets of the company.

The income derived from these investments has been essential to offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which covered a significant portion of the Company’s continuing losses from operations. Investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by Dr. Joseph Feldschuh, CEO, who devotes approximately 10 to 15% of his time 7 to 7.5 hours per week to this activity. He is assisted by a single half-time employee. No other member of the Company is involved in individual investment decisions.

Revenue Recognition

     The Company recognizes operational revenues from several sources. The first source is the outright sale of equipment, the Blood Volume Analyzer, to customers. The second source is the sale and associated shipping revenues of single-use radioisotope doses (Volumex) that are injected into the patient and measured by the Blood Volume Analyzer. The third source of revenue is service contracts on the Blood Volume Analyzer, after it has been sold to a customer. The fourth source of revenue is the storage fees associated with cryobanked blood and semen specimens. The fifth is lab revenues from laboratory services, and the sixth is revenue from semen sales.

     The Company currently offers three different methods of purchasing the Blood Volume Analyzer equipment. A customer may purchase the equipment directly, lease the equipment, or rent the equipment on a month-to-month basis. The revenues generated by a direct sale or a monthly rental are recognized as revenue in the period in which the sale or rental occurred. If a customer is to select the “lease” option, the Company refers its customer to a third party finance company with which it has established a relationship, and if the lease is approved, the Company receives 100% of the sales proceeds from the finance company and recognizes 100% of the revenue. The finance company then deals directly with the customer with regard to lease payments and related collections. Daxor Corporation does not guarantee payments to the leasing company.

     The sales of the single-use radioisotope doses (Volumex) that are used in conjunction with the Blood Volume Analyzer are recognized as revenue in the period in which the sale occurred.

     When Blood Volume Analyzer equipment has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the equipment. After the one year period expires, customers may purchase a service contract through the Company, which is usually offered in one-year, three year or five year increments. Prior to Q3 2005, these service contracts were recorded by the Company as deferred revenue and were amortized into income in the period in which they apply. Currently, all service contracts, regardless of length of term, are billed quarterly in the period in which the revenue is earned.

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

Comprehensive Income (Loss)

          The Company reports components of comprehensive income under the requirements of SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and requires certain transactions to be presented as separate components of stockholders’ equity. The Company currently reports the unrealized holding gains and losses on available-for-sale securities, net of deferred taxes, as accumulated other comprehensive income (loss).

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

Use of Estimates

          The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods. These also include management estimates in the calculation of pension liabilities covering discount rates, return on plan assets and other actuarial assumptions. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from those estimates

Income Taxes

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

Impact of restatements for 2004 and 2003

As a result of the audit a number of changes were made with respect to balance sheet, profit and loss, and summary. The changes that were made, effective for 2003 through to the present, pertained to three areas:

1)	Change in revenue recognition for cryobanking from cash to accrual method.

2)

Change in valuation of certain investments (options and shorts) – from cost to mark-to-market, with the Fair Market Value adjustment on the options and shorts running through the Statement of Operations.

3)

Change in the method of accounting for the blood volume analyzer equipment that is out on loan/rental. We now capitalize and depreciate the equipment instead of expensing it directly to cost of goods. The following tables provide the numerical impact of these changes:

	2004			2003

	As			As
	Originally	As	Increase	Originally	As	Increase
	Reported	Restated	(Decrease)	Reported	Restated	(Decrease)

Current Assets

Cash and cash equivalents	5,079	5,079		3,324	3,324
Available for sale securities	54,806,400	54,806,400		47,399,159	47,399,159
Other receivable
Accounts receivable	202,649	156,387		137,008	210,900
Inventory	139,338	139,338		146,185	146,185
Prepaid Expenses and Other Current Assets	453,284	453,284		242,215	242,215

Total Current Assets	55,606,750	55,560,488	(46,262)	47,927,891	48,001,783	73,892

Property and equipment, net	290,572	448,676	158,104	303,373	368,824	65,451

Other Assets	32,158	32,158		69,268	69,268

Total Assets	55,929,480	56,041,322	111,842	48,300,532	48,439,875	139,343

Current Liabilities

Accounts Payable and accrued liabilities	89,162	89,162		183,052	183,052
Loans Payable	4,113,285	4,113,285		2,502,106	2,502,106
Deferred Option Premiums		585,142			144,175
Other liabilities	982,718	14,898		667,123	407,077
Deferred revenue	17,465	140,016			73,892
Deferred Taxes	10,845,531	10,845,531		8,531,081	8,531,081

Total Current Liabilities and Total Liabilities	16,048,161	15,788,034	(260,127)	11,883,362	11,841,383	(41,979)

STOCKHOLDERS’ EQUITY

Common stock	53,097	53,097		53,097	53,097
Additional Paid in Capital	9,821,563	9,821,563		9,801,548	9,801,548
Accumulated Other Comprehensive Income	21,053,089	21,053,089		16,560,334	16,560,334
Retained Earnings	14,589,699	14,961,668		15,169,967	15,351,289
Treasury Stock	(5,636,129)	(5,636,129)		(5,167,776)	(5,167,776)

Total Stockholders Equity	39,881,319	40,253,288	371,969	36,417,170	36,598,492	181,322

Total Liabilities and Stockholders Equity	55,929,480	56,041,322	111,842	48,300,532	48,439,875	139,343

CONTRACTUAL OBLIGATIONS

In December 2002, the Company signed a new ten-year lease commencing January 1, 2003, for its existing facility at the Empire State Building. The Company has occupied this space since January 1992. The company currently occupies approximately 7,500 square feet. The lease has a two year option for renewal after ten years. There are options for an additional 18,000 square feet of space. The Company has a pilot manufacturing facility in Oak Ridge, Tennessee which is currently manufacturing the BVA-100 Blood Volume Analyzers, and where R&D activities are performed.. The Company also signed a contract with an Original Equipment Manufacturer (OEM) for manufacturing the BVA-100. The Company’s Volumex syringes are filled by an FDA licensed radiopharmaceutical manufacturer under contract with Daxor.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period

Contractual Obligations	Total	1 Year	2 – 3 Years	4 – 5 Years	More Than 5 years

(Long-Term Debt Obligations)	0	0	0	0	0
(Capital Lease Obligations)[1]	0	0	0	0	0
(Operating Lease Obligations)	$2,740,560	274,056	548,112	548,112	1,370,280
(Purchase Obligations)	0	0	0	0	0
(Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP)	0	0	0	0	0
Total	$2,740,560	$274,056	548,112	$548,112	$1,370,280

[1]  This amount represents a total monthly rental fee of $22,838 paid for our New York facilities; Base rent of $22,167, add’l. space at 350 5th Avenue at $671. It does not include the monthly rent paid in Tennessee, as these facilities are rented on a month-to-month basis and can be terminated at any time.

RECENT ACCOUNTING PRONOUNCEMENTS

Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and do not expect the adoption to have a significant impact on our statements of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In light of the Safe Harbor provisions so that a company could not be considered an investment company, we have done an analysis of what would have occurred if the company had elected to use a Safe Harbor provision instead of the cash management program that it developed which utilizes dividend paying utilities combined with option sales. It should be noted that it is not mandatory to utilize T-bills, only that it is a Safe Harbor provision, where one is not required to explain or justify that one is an operating company rather than in investment company. We elected to augment the company’s revenue rather than accept the Safe Harbor T-bill scenario. We understood that there were risks, and the concept was approved by the Board of Directors of Daxor before this policy was inaugurated. The original concept was suggested to us by a broker who has had a relationship with the company for over 30 years.

The Board of Directors reviews and approves the investment policy at least once a year. The policy is: 1) the primary investments are in electric utilities; no more than 5% of the company’s assets can be in “shorts” at any one time; 2)the company can continue to sell covered call options; sell naked put options on securities it is willing to own; 3) concentration of no more than 10% of any one stock in the portfolio; 4) if a stock were to grow to more than 10% due to natural increase in value, it is exempt from the 10% concentration rule. All individual investment decisions are made by Dr. Joseph Feldschuh. Dr. Feldschuh spends approximately 10 – 15% of his time (approximately 5 – 7.5 hours per week) on reviewing information relative to investment decisions, as well as transmitting instructions concerning these decisions. A single half-time administrative employee provides assistance to Dr. Feldschuh. No other employee is involved in investment making decisions. The Company subscribes to two independent investment/economic newsletters and three financial newspapers. The Company also receives free investment analysis from the two primary brokerage houses where it has corporate accounts.

The Company has always had on its Board of Directors, for at past the last twenty years, at least one person who could be considered an expert on investing accounting policy with Wall Street experience.

In 1992, the Company had its cash management investment policies questioned by the SEC and no action was taken against the Company. The following graphs illustrate what would have happened to the company if the Company had chosen at that time, beginning in 1993, to undertake a so-called Safe Harbor policy. Two separate T-bill rates were used for this analysis; one for an average rate of approximately 2%, and one for an average rate of approximately3%. The 2% and 3% scenarios are reasonable approximations of which the Company might have encountered during this time. During this time period T-bill interest rates fluctuated between approximately 1% and 5%.

Graph 1: Comparison of Net Earnings with Hypothetical Earnings That Would Have Resulted Had the Company Invested in Treasury Bills from 1993 to 2005 and Received a 2% Interest Rate

Graph 1 illustrates three sets of data from 1993 to 2005: 1) the company’s reported net income from all sources, 2) the company’s operation income minus operating expenses, and 3) a hypothetical net income calculated assuming that, rather than following its existing investment policy, the Company had invested in Treasury Bills and received an interest rate of 2%.

From 1993 to 1995, the company reported a net profit despite increasing losses from operations. As can be seen, from 1993 through 1995, operating revenues did not cover expenses. From 1996-2002, despite heavy operating losses, the company was close to breaking even. In 2003-2005 the company lost between $389,622 and $1,335,981 each year despite supplemental revenue from investments.

Had the company invested in Treasury Bills and received a 2% interest rate, all years would have shown a loss. From 1996-2002, the company would have lost approximately $2 million each year. In 2003, the company would have lost nearly $3 million, in 2004 over $3 million, and in 2005 (approximately) over $5 million.

Graph 2: Comparison of Net Earnings with Hypothetical Earnings That Would Have Resulted Had the Company Invested in Treasury Bills from 1993 to 2005 and Received a 3% Interest Rate

Graph 2 shows the same basic scenario as Graph 1, except that the hypothetical net income was calculated assuming a 3% interest rate from Treasury Bills. The results are similar to those from Graph 1, but the loss is slightly lower because of the 1% higher interest rate.

Graph 3: Hypothetical Change in Company Assets that Would Have Occurred Had Persistent Losses from Investment in Treasury Bills with a 2% Rate of Interest Forced the Company to Cover Losses by Liquidating Sections of its Portfolio

Graph 3 compares the Company’s marketable securities at cost with a hypothetical value of securities. This hypothetical value was calculated assuming that the Company had begun investing in Treasury Bills in 1993 and received a 2% interest rate. The marketable securities at cost approximately represent the amount of money the Company has available, or its approximate assets. Using our existing investment policy, the value of our marketable securities at cost has slowly decreased over the last 12 years but has begun to slowly increase since 2001.

Had the company invested in Treasury Bills, because of the continuing net loss (as demonstrated in Graph 1), the Company would have been forced to steadily sell investment capital to cover those losses. The calculations take this dwindling supply of capital into account. Lost capital would only have been partially replaced by interest on the Treasury Bills, and the amount of investment income would have declined as the amount of capital decreased. By year end 2004, the value of the Company’s securities would have dwindled to approximately $7 million, from a starting point of over $27 million. By year end 2005, the estimated value of the securities would have fallen to approximately $2 million. The company would be facing potential bankruptcy in 2006.

Graph 4: Hypothetical Change in Company Assets that Would Have Occurred Had Persistent Losses from Investment in Treasury Bills with a 3% Rate of Interest Forced the Company to Cover Losses by Liquidating Sections of its Portfolio

Graph 4 illustrates the same scenario as Graph 3, but assuming a 3% interest rate from Treasury Bills. The loss is somewhat less in this scenario, but by year end 2004, securities would have fallen to approximately $10 million, and the estimated value of the securities by 2005 would have been approximately $5 million.

Graph 5: Loans Payable per Year

Graph 5 illustrates the Company’s loans payable at December 31 from 1993 to 2005. From 1993 to 1995, the amount of loans payable decreased sharply, and then stayed in a narrow range from 1995 to 2001, remaining below $3 million and reaching a low of $1 million at December 31, 2001. After 2001, because of the company’s expanded research and development, the amount of loans began to increase steadily until December 31, 2005, when they exceeded the 1993 amount. Had the company invested in Treasury Bills, this would have led by year end 2005 to a combination of depleted capital, increased debt, and looming bankruptcy.

Graph 6: Operating Revenues and Total Expenses from 1993 to 2005

Graph 6 illustrates operational revenues and total expenses from 1993 to (estimated) 2005. Operational revenues dropped sharply between 1995 and 1996. Between 1998 and 1999, operational revenues began to recover, but they have not yet reached pre-1995 levels. Expenses were fairly constant between 1993 and 2001, but they have increased since 2001 because of the expansion in research, development, and marketing. Throughout the entire twelve years, operating expenses have consistently exceeded operating revenues.

Graph 7: Marketable Securities at Cost Compared to the Rate of Return

Graph 7 shows the cost of securities compared with rate of return (investment income/cost of securities) from 1993 to 2005. The rate of return includes dividends and net profits from security sales, but it does not include unrealized profits. Had these been included, the rate of return would have been higher.

The actual rate of return is more than three times the rate of return that the company would have received if the Company had invested exclusively in Treasury Bills. The Company, therefore, has benefited from the cash management policy of the past 12 years.

Item 8.	Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Independent Auditors – December 31, 2005, 2004 and 2003
Consolidated Balance Sheets - December 31, 2005, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Daxor Corporation

We have audited the accompanying consolidated balance sheets of Daxor Corporation and subsidiary (the “Company”) as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the three years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, 2004 and 2003, and the consolidated results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company restated its 2004 and 2003 consolidated financial statements.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, NJ

April 3, 2006

DAXOR CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONSOLIDATED BALANCE SHEETS

		RESTATED	RESTATED
	December 31, 2005	December 31, 2004	December 31, 2003

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$93,003	$5,079	$3,324
Available-for-sale securities	57,246,006	54,806,400	47,399,159
Other Receivables	1,018,936	0	0
Accounts receivable, net of $41,300 in 2005, and 0 in 2004 and 2003.	131,592	156,387	210,900
Inventory	191,861	139,338	146,185
Prepaid expenses and other current assets	230,632	453,284	242,215

Total Current Assets	58,912,030	55,560,488	48,001,783

Property and equipment, net	620,865	448,676	368,824
Other Assets	32,158	32,158	69,268

Total Assets	$59,565,053	$56,041,322	$48,439,875

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$512,024	$89,162	$183,052
Loans payable	7,083,372	4,113,285	2,502,106
Deferred option premiums	772,803	585,142	144,175
Other liabilities	1,302,797	14,898	407,077
Deferred revenue	90,468	140,016	73,892
Deferred taxes	11,058,788	10,845,531	8,531,081

Total Current Liabilities and Total Liabilities	20,820,252	15,788,034	11,841,383

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,309,750 shares
Outstanding - 4,630,426, 4,610,826 and 4,639,026 shares, respectively	53,097	53,097	53,097
Additional paid in capital	10,303,969	9,821,563	9,801,548
Accumulated other comprehensive income	20,537,750	21,053,089	16,560,334
Retained earnings	13,625,687	14,961,668	15,351,289
Treasury stock, at cost	(5,775,702)	(5,636,129)	(5,167,776)

Total Stockholders’ Equity	38,744,801	40,253,288	36,598,492

Total Liabilities and Stockholders’ Equity	$59,565,053	$56,041,322	$48,439,875

See accompanying notes to consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	2005	RESTATED 2004	RESTATED 2003
Revenues:
Operating Revenues - Equipment sales and related services	$751,071	$643,593	$	(a)
Operating Revenues - Cryobanking and related services	592,467	422,722		(a)

Total Revenues	1,343,538	1,066,315		1,013,647

Costs of Sales:
Costs of equipment sales and related services	998,840	520,350		(a)
Costs of cryobanking and related services	322,724	290,617		(a)

Total Costs of Sales	1,321,564	810,967		1,387,264

Selling, General & Administrative:
Selling, general, and administrative; equipment sales and related services	4,731,822	3,587,319		(a)
Selling, general & administrative; cryobanking and related services	205,345	209,895		(a)

Total Selling, General & Adminstrative	4,937,167	3,797,214		2,705,778

Loss from Operations	(4,915,193)	(3,541,866)		(3,079,395)

Other income (expenses):
Dividend income – investment portfolio	2,511,054	1,990,669		1,897,669
Gains on sale of securities, net	1,515,653	989,599		238,550
Mark to market of short positions	(204,225)	266,807		115,871
Other revenues	14,686	15,245		15,571
Investment recovery	75,000
Interest expense, net of interest income	(296,114)	(108,950)		(83,133)
Administrative expenses relating to portfolio investments	(36,842)	(1,126)

Total Other Income, net	3,579,212	3,152,244		2,184,528

Loss Before Income Taxes	$(1,335,981)	$(389,622)		$(894,867)

Provision for income taxes	0	0		0

Net Loss	$(1,335,981)	$(389,622)		$(894,867)

Weighted average number of shares outstanding – basic and diluted	4,638,384	4,615,993		4,645,700

Net loss per common equivalent share – basic and diluted	$(0.29)	$(0.08)		$(0.19)

(a)	Segment data not available

See accompanying notes to condensed consolidated financial statements

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2005	Restated December 31, 2004	Restated December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,335,981)	$(389,622)	$(894,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	112,813	98,889	83,738
Provision for Bad Debt	41,300	0	0
Value of Shares Received as a Dividend	(402,896)	0	0
Gains on sale of investments	(1,515,653)	(989,599)	(238,550)
Marked to Market adjustments on options & shorts	204,225	(266,807)	(115,871)
Investment Recovery	(75,000)	0	0
Change in operating assets and operating liabilities:
(Increase)/decrease in accounts receivable	(16,505)	54,513	1,079
(Increase) decrease in prepaid expenses & other current assets	222,652	(211,069)	(26,527)
(Increase) decrease in inventory	(52,523)	6,847	3,040
Decrease in other assets	0	37,110	2,333
Increase (decrease) in accounts payable and accrued liabilities	422,862	(93,890)	70,571
Increase (decrease) in other liabilities	1,287,900	(392,179)	300,637
Increase in deferred income	(49,548)	66,124	73,892

Net cash used in operating activities	(1,156,354)	(2,079,683)	(740,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(285,002)	(178,741)	(113,687)
Unsettled trades receivable	(1,018,936)	0	0
Purchase of investments (1)	(26,490,629)	0	(664,468)
Sales of investments (1)	25,999,407	123,176	0
Proceeds from Margin loans (1)	5,530,857	1,011,179	868,060
Repayment of Margin loans (1)	(2,950,144)	0	0
Proceeds from “deferred option premiums” not closed	115,892	974,161	682,304

Net cash provided by investing activities	901,445	1,929,775	772,209

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	0	600,000	200,000
Purchase of treasury stock	(219,020)	(474,334)	(272,131)
Proceeds from sale of treasury stock	561,853	25,597	30,736

Net cash provided by (used in) financing activities	342,833	151,663	(41,395)

Net increase (decrease) in cash and cash equivalents	87,924	1,755	(9,711)
Cash and cash equivalents at beginning of period	5,079	3,324	13,035

Cash and cash equivalents at end of period	$93,003	$5,079	$3,324

(1)	For the years ended December 31, 2004 and 2003, the purchases and sales of investments, and proceeds from and repayments of margin loans, have not been disaggregated and have been shown net.

See accompanying notes to condensed consolidated financial statements

DAXOR CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock

	Number of Shares Outstanding	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total	Comprehensive Income (Loss)

Balances, December 31, 2002	4,656,784	$53,097	$9,798,232	$12,372,477	$16,246,156	$(4,923,065)	$33,546,897

Change in unrealized gain on securities, net of $2,157,380 deferred taxes				4,187,857			4,187,857	$4,187,857

Net loss					(894,867)		(894,867)	(894,867)

Sale of Treasury Stock	2,142		3,316			27,420	30,736

Purchase of treasury stock	(19,900)					(272,131)	(272,131)

Balances, December 31, 2003, as restated	4,639,026	53,097	9,801,548	16,560,334	15,351,289	(5,167,776)	36,598,492	$3,292,990

Change in unrealized gain on securities, net of $2,314,450 deferred taxes				4,492,755			4,492,755	$4,492,755

Net loss					(389,622)		(389,622)	(389,622)

Sale of treasury stock	2,000		20,015			5,982	25,997

Purchase of treasury stock	(30,200)					(474,335)	(474,335)

Balances, December 31, 2004, as restated	4,610,826	$53,097	$9,821,563	$21,053,089	$14,961,668	$(5,636,129)	$40,253,288	$4,103,133

Change in unrealized gain on securities, net of $213,257 deferred taxes				(515,339)			(515,339)	$(515,339)

Net loss					(1,335,981)		(1,335,981)	(1,335,981)

Sale of treasury stock	27,500		482,406			79,447	561,853

Purchase of treasury stock	(7,900)					(219,020)	(219,020)

Balances, December 31, 2005	4,630,426	$53,097	$10,303,969	$20,537,750	$13,625,687	$(5,775,702)	$38,744,801	$(1,851,320)

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

Segment Information

The Company has two operating segments, one of which is comprised of the sale of blood volume analysis equipment and related services; the other segment is the cryobanking business conducted under a wholly-owned subsidiary, Scientific Medical Systems. This segment encompasses semen banking services, related testing, and long-term storage of frozen blood, primarily autologous blood for individual use.

Cash and Cash Equivalents

The Company considers cash equivalents to be all highly liquid investments purchased with an original maturity of 90 days or less.

Fair Value of Financial Instruments

Carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, accounts receivable and payable, accrued liabilities deferred option premiums and short term debt (loans payable and short positions on securities) approximate fair value because of their short maturities.

Available-for-Sale Securities

Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies)that management has determined meet the definition of available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section of the Balance Sheet as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

Historical cost is used by the Company to determine all gains and losses, and fair market value is obtained by readily available market quotes on all securities.

Investment Goals, Strategies & Policies

The Company’s investment goals, strategies and policies are as follows:

1.	The Company’s investment goals are capital preservation and maintaining returns on this capital with a high degree of safety

2.

The Company maintains a diversified securities portfolio comprised primarily of electric utility preferred and common stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will engage in short position up to 5% of the value of its portfolio. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

3.	Investment in speculative issues, including short sales, maximum of 5%.

4.	Limited use of options to increase yearly investment income.

d.

The use of “Call” Options. Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the company’s investments. The risk of this strategy is that investments may be called away, which the company may have preferred to retain. Therefore, a limitation of 20% is placed on the amount of stock on which options which can be written. The amount of the portfolio on which options are actually written is usually between 3-10% of the portfolio. In actual practice, more than 90% of the options that are written expire unexercised. The actual turnover of the portfolio is such that the average holding period is in excess of 5 years.

e.

The use of “Put” options. Put options are written on stocks which the company is willing to purchase. While the company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing company, or stocks being called away because call options have been written. The use of put options is a conservative strategy which enables the company to buy stocks at a lower price than the prevailing market. If the stock does not go to the put exercise price, then the company receives the unexercised option price. If the put is exercised, the company obtains its stock at a lower price and has the additional benefit of a lower basis cost because the option price is incorporated into the cost basis. For example, if a stock is selling at $23 per share and the company sells a put for $0.80 at $20.00, if the stock drops to $19.75, the exercise price is $20.00, the effective cost to the company, however, is only $19.20 per share. The company may or may not sell “Calls” against a stock it has acquired this way, or it may retain the stock. In either case, the company benefits by acquiring the stock at a lower price than prevailed at the time it indicated an interest in this particular stock.

f.

Speculative Short Sales/Short Options. The company limits its speculative transaction to 5% of the portfolio value of the assets. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the calls, the option is not exercised, and the company receives the income from the call. If the call is exercised, the company is then short the stock. The company then has the choice of covering the short stock, or selling a put against its short stock. If the put is exercised, then the short sale is covered. The company’s current accounting policy is to mark to the market each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 5% of its accounts, in actual practice there are most quarters where short stock positions account for less than 1% of the assets of the company.

The income derived from these investments has been essential to offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which covered a significant portion of the Company’s continuing losses from operations. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by Dr. Joseph Feldschuh, CEO, who devotes approximately 10 to 15% of his time 7 to 7.5 hours per week to this activity. He is assisted by a single half-time employee. No other member of the Company is involved in individual investment decisions.

Accounts Receivable

Accounts receivable are reviewed by the Company at the end of each reporting period to determine the collectibility based upon the aging of the balances and the history of the customer. As of December 31, 2005, the Company determined that a reserve of $41,300 should be placed against the outstanding receivable balance of $178,892. For the years ended December 31, 2004 and 2003, there was no reserve against the outstanding receivable balance.

Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method (FIFO), and consists primarily of finished goods.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally consist of prepayments for future services and corporate capital base/personal holding taxes. Prepayments are expensed when the services are received or as the prepaid capital base/personal holding taxes are offset by the related tax liability. All prepaid expenses and taxes are expensed within one year of the Balance Sheet date and are thus classified as Current Assets.

Property and Equipment

Property and Equipment is stated at cost and consists of BVA equipment, laboratory and office equipment, furniture and fixtures, and leasehold improvements. These assets are depreciated under the straight-line method, over their estimated useful lives, which range from 5 to 39 years.

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

Revenue Recognition

The Company recognizes operational revenues from several sources. The first source is the outright sale of equipment, the Blood Volume Analyzer, to customers. The second source is the sale of single use tracer doses supplied as Volumex kits that are injected into the patient and measured by the Blood Volume Analyzer. The third source of revenue is service contracts on the Blood Volume Analyzer, after it has been sold to a customer. The fourth source of revenue is the storage fees associated with cryobanked blood and semen specimens, and associated laboratory tests.

The Company currently offers three different methods of purchasing the Blood Volume Analyzer equipment. A customer may purchase the equipment directly, lease the equipment, or rent the equipment on a month-to-month basis. The revenues generated by a direct sale or a monthly rental are recognized as revenue in the period in which the sale or rental occurred. If a customer is to select the “lease” option, the Company refers its customer to a third party finance company with which it has established a relationship, and if the lease is approved, the Company receives 100% of the sales proceeds from the finance company and recognizes 100% of the revenue. The finance company then deals directly with the customer with regard to lease payments and related collections.

The sales of the single-use radioisotope doses (Volumex) that are used in conjunction with the Blood Volume Analyzer are recognized as revenue in the period in which the sale occurred.

When Blood Volume Analyzer equipment has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the equipment. After the one year period expires, customers may purchase a service contract through the Company, which is usually offered in one-year increments. These service contracts are recorded by the Company as deferred revenue and are amortized into income in the period in which they apply. As at December 31, 2005 and 2004, deferred revenue pertaining to these service contracts was $ 6,583 and $17,465, respectively.

The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. Although the Company historically offered annual storage fee contracts, effective October 1, 2005, the Company only offers 3 month storage terms.

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

Comprehensive Income (Loss)

The Company reports components of comprehensive income under the requirements of SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and requires certain transactions to be presented as separate components of stockholders’ equity. The Company currently reports the unrealized holding gains and losses on available-for-sale securities, net of deferred taxes, as accumulated other comprehensive income (loss).

Product Warranties and Related Liabilities

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

Advertising Costs

Advertising expenditures relating to the advertising and marketing of the Company’s products and services are expensed in the period incurred.

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

In 2005, 2004, and 2003, stock options were not included in the computation of diluted loss per common share due to their anti-dilutive effect given the net loss for each of those years. The number of anti-dilutive stock options excluded from the computation of diluted loss per common share was 78,100, 87,500, and 62,800, respectively.

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

	2005	2004	2003
		Restated	Restated

Net loss, as reported	$(1,335,981)	(389,622)	$(894,867)
Deduct total stock-based employee compensation expense determined under fair-value-based method, net of tax	(82,790)	(26,229)	(33,581)

Proforma net income (loss)	$(1,418,771)	$(415,851)	$(928,448)

Pro forma net income (loss) per common share: basic and diluted	$(.31)	$(.09)	$(.20)

In 2005 and 2004 a total of 25,000 and 25,700, respectively, of stock options were issued to various employees under the 2004 Stock Option Plan. No stock options were granted to employees in 2003. The weighted-average fair value per stock option granted in 2005 and 2004 was $3.40 and $2.96, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: no dividend yield, expected volatility of 28.65% and 22.74%, respectively, risk-free interest rates of 3.32% and 1.91%, respectively and an expected life of 2 and 1/4 years for 2005 and 3 years for 2004.

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

Reclassifications and Restatements

For purposes of financial statement presentation in this Form 10-K, the Company has retroactively corrected three reporting errors that were previously reported and has effected these corrections (restatements) as of January 1, 2003 through to present. These errors occurred as a result of misapplication of generally accepted accounting principles.

The first change in accounting principle is the appropriate valuation and classification of options and short sale activities. Per SFAS No. 133 – Accounting for Derivate Instruments and Hedging Activites, the cost of these transactions have been marked-to-market and the adjustment has been reflected in the Statement of Operations. Under previous reporting, these option and short sale positions were not marked up/down to the fair market value at the time of financial reporting, but rather were carried at cost until the positions were closed.

The second change in accounting principle is the appropriate capitalization and valuation of equipment that has been placed with customers as either a “loan” or “rental”. The Company has properly capitalized these equipment costs and correspondingly, depreciated them over the estimated useful life of the equipment. Under previous reporting, the Company expensed the cost of the equipment as the equipment was manufactured.

The third and final accounting principle change related to Revenue Recognition. Previously, the Company reported its cryobanking revenue under the cash method. As restated, these revenues are now appropriately reported under the accrual method, giving rise to a deferred income account, and proper matching of income and expense.

The net effect of these restatements to the years ended December 31, 2004 and 2003 are summarized as follows:

	2004	2003

Balance Sheet

Increase (Decrease) in Current Assets	$(46,262)	$73,892

Increase in Other Assets	158,104	65,451

Increase in Total Assets	111,842	139,343

Decrease in Current Liabilities	$(260,127)	$(41,979)

Increase in Stockholders’ Equity	371,969	181,322

Increase in Total Liabilities and Stockholders’ Equity	$111,842	$139,343

Statement of Operations

Decrease in Operating Revenues	$(152,091)	$—

Decrease in Operating Expenses	(93,779)	(65,451)

Increase (Decrease) in Loss from Operations	58,312	(65,451)

Increase in Other Income	248,959	115,871

Decrease in Loss before Income Taxes	190,647	(181,322)

Increase in Provision for Income Taxes	—	—

Decrease in Net Loss	$(190,647)	$(181,322)

Decrease in Loss Per Common Share - Basic & Diluted

	(0.04)	(0.04)

The Balance Sheet and Statement of Operations, as originally filed and as restated, are as follows:

BALANCE SHEETS

	2004		2003

	As Originally Reported	As Restated	As Originally Reported	As Restated

Current Assets

Cash and cash equivalents	$5,079	$5,079	$3,324	$3,324

Available for sale securities	54,806,400	54,806,400	47,399,159	47,399,159
Other receivable

Accounts receivable	202,649	156,387	137,008	210,900

Inventory	139,338	139,338	146,185	146,185

Prepaid Expenses and Other Current Assets	453,284	453,284	242,215	242,215

Total Current Assets	55,606,750	55,560,488	47,927,891	48,001,783

Property and equipment, net	290,572	448,676	303,373	368,824

Other Assets	32,158	32,158	69,268	69,268

Total Assets	$55,929,480	$56,041,322	$48,300,532	$48,439,875

Current Liabilities

Accounts Payable and accrued liabilities	$89,162	$89,162	$183,052	$183,052

Loans Payable	4,113,285	4,113,285	2,502,106	2,502,106

Deferred Option Premiums		585,142		144,175

Other liabilities	982,718	14,898	667,123	407,077

Deferred revenue	17,465	140,016		73,892

Deferred Taxes	10,845,531	10,845,531	8,531,081	8,531,081

Total Current Liabilities and Total Liabilities	16,048,161	15,788,034	11,883,362	11,841,383

STOCKHOLDERS’ EQUITY

Common stock	53,097	53,097	53,097	53,097

Additional Paid in Capital	9,821,563	9,821,563	9,801,548	9,801,548

Accumulated Other Comprehensive Income	21,053,089	21,053,089	16,560,334	16,560,334

Retained Earnings	14,589,699	14,961,668	15,169,967	15,351,289

Treasury Stock	(5,636,129)	(5,636,129)	(5,167,776)	(5,167,776)

Total Stockholders Equity	39,881,319	40,253,288	36,417,170	36,598,492

Total Liabilities and Stockholders Equity	$55,929,480	$56,041,322	$48,300,532	$48,439,875

STATEMENTS OF OPERATIONS

	2004		2003

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

Revenues:

Operating Revenues	$1,218,406	$1,066,315	$1,013,647	$1,013,647

Operating Expenses:

Operations of laboratories & costs of production	1,241,589	810,967	1,489,264	1,387,264

Selling, general and administrative	3,460,370	3,797,214	2,669,229	2,705,778

Total Operating Expenses	4,701,959	4,608,181	4,158,493	4,093,042

Loss from operations	(3,483,553)	(3,541,866)	(3,144,846)	(3,079,395)

Other income (expenses):

Dividend income	1,990,669	1,990,669	1,897,669	1,897,669

Gain on sale of securities, net	989,599	989,599	238,550	238,550

Mark to Market of Short Positions		266,807		115,871

Other revenues	31,967	15,245	15,571	15,571

Interest expense, net of interest income	(108,950)	(108,950)	(83,133)	(83,133)

Administrative expenses relating to portfolio investments		(1,126)

Total Other Income	2,903,285	3,152,244	2,068,657	2,184,528

Loss before Income Taxes	(580,268)	(389,622)	(1,076,189)	(894,867)

Provision for Income Taxes	—	—	—	—

Net Loss	$(580,268)	$(389,622)	$(1,076,189)	$(894,867)

Weighted average number of shares outstanding- Basic & Diluted	4,615,159	4,615,993	4,645,700	4,645,700

Loss per common share - Basic & Diluted	$(0.13)	$(0.08)	$(0.23)	$(0.19)

The impact of these changes for each quarter ended in 2004 and 2003 are not currently available, and are therefore not presented in this financial statement presentation. However, the Company is currently in the process of restating the quarterly reporting for 2004 and 2003 and will release this information as soon as available.

(2) AVAILABLE-FOR-SALE SECURITIES

Upon adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss)in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities, as at December 31, 2005 and December 31, 2004, of approximately 123.19%and 139.25% %, respectively, over its historical cost.

In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been recorded net of the tax effect had these gains been realized.

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

December 31, 2005

			Unrealized	Unrealized
Type of security	Cost	Fair Value	holding gains	holding losses

Equity	$25,497,586	$57,148,830	$32,435,561	$(784,317)
Debt	151,881	97,176	4,570	(59,275)

Total	$25,649,467	$57,246,006	$32,440,131	$(843,592)

December 31, 2004

			Unrealized	Unrealized
Type of security	Cost	Fair Value	holding gains	holding losses

Equity	$22,802,568	$54,741,650	$32,125,500	$(186,417)
Debt	105,212	64,750	7,792	(48,255)

Total	$22,907,780	$54,806,400	$32,133,292	$(234,672)

At December 31, 2005, the securities held by the Company had a market value of $57,246,006 and a cost basis of $25,649,467 resulting in a net unrealized gain of $31,596,539 or 123.19% of cost.

At December 31, 2004, the securities held by the Company had a market value of $54,806,400 and a cost basis of $22,907,780 resulting in a net unrealized gain of $31,898,620 or 139.25% of cost.

At December 31, 2005 and December 31, 2004, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value. Debt securities consist of Corporate Bonds. As at December 31, 2005, the Company held $97,176 in bonds from a major utility at various rates and maturities.

(3) PROPERTY AND EQUIPMENT

Property and equipment as at December 31, 2005 and 2004, respectively, consist of:

	2005	Restated 2004	Restated 2003
Machinery and equipment	$1,297,120	$976,237	$829,689
Furniture and fixtures	330,593	329,050	325,635
Leasehold improvements	295,530	295,530	295,530

	1,923,243	1,600,817	1,450,854

Accumulated depreciation	(1,302,378)	(1,152,141)	(1,082,030)

Property and equipment, net	620,865	$448,676	$368,824

For the years ended December 31, 2005, 2004 and 2003, depreciation expense for the above listed assets was $ 112,813, $98,889, and $83,738 respectively. .

(4) OTHER ASSETS

At December 31, 2003, included in Other Assets was an intangible asset (Customer List) that was being amortized over its estimated useful life of 15 years. The asset was recorded at its original cost of $35,000 and had accumulated amortization of $6,222 at December 31, 2003. Amortization expense was $2,333 for the year ended December 31, 2003.

At December 31, 2004, the Customer List was deemed to have no value and the impairment of the asset was recognized, in full, in 2004. This impairment totaled $28,778. The net book value of this asset at December 31, 2003 was $28,778, which was reclassified to amortization expense for the year ended December 31, 2004, and is included in the Depreciation and Amortization expense account.

At December 31, 2005 and 2004, the Company had no intangible assets.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management periodically reviews the asset’s value for potential impairment.

(5) LOANS PAYABLE

As at December 31, 2005, 2004 and 2003, the Company has a note payable of $1,500,000, $1,500,000 and $900,000 respectively, with a bank. The note matures each year, with an option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates in the initial year of borrowing, depending on the individual amount of each borrowing and the date each borrowing is made. Upon renewal of the note at year end, the interest rate is renewed at the bank’s prime lending rate.

The loans bear interest at approximately 3.0% at December 31, 2005 and 2004, respectively. These loans are secured by certain marketable securities of the Company.

Short term margin debt due to brokers, secured by the Company’s marketable securities, totaled $5,583,372 at December 31, 2005, $2,613,285 at December 31, 2004 and $1,602,106 at December 31, 2003.

SHORT-TERM BORROWINGS
Years Ended December 31, 2005 and 2004

Column A	Column B	Column C	Column D	Column E	Column F

Category of aggregate short-term borrowings	Balance at the end of period	Weighted average interest rate at end of the period	Maximum amount outstanding during this period	Average amount outstanding during the period	Weighted average interest rates during the period

2005

Banks	$1,500,000	4.28%	$1,500,000	$1,389,041	4.28%

Brokers	$5,583,372	6.49%	$6,536,003	$4,506,053	5.46%

All Categories	$7,083,372	5.92%	$8,036,003	$5,895,094	5.18%

2004

Banks	$1,500,000	3.00%	$1,500,000	$1,449,041	3.00%

Brokers	$2,613,285	4.07%	3,058,894	2,167,566	3.56%

All Categories	$4,113,285	3.63%	$4,558,894	$3,616,607	3.34%

2003

Banks	$900,000	3.00%	$900,000	$883,014	3.07%

Brokers	$1,602,106	3.00%	2,345,940	$1,343,335	3.87%

All Categories	$2,502,106	3.00%	$3,245,940	$2,226,349	3.55%

The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

(6) SHORT SALES OF SECURITIES

At December 31, 2005, 2004, and 2003 the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Other Liabilities” in the accompanying balance sheets. These short positions were sold for $1,316,289, $4,930 and $370,489 at December 31, 2005, 2004 and 2003 respectively, and had respective market values of $1,302,789, $6,341 and $403,420 resulting in mark to market adjustments of $13,491, ($1,411) and $(32,931) at December 31, 2005, 2004, and 2003 respectively.

(7) STOCK OPTIONS –

In June 2004, the Company created the 2004 Stock Option Plan in an effort to provide incentive to employees, officers, agents, consultants, and independent contractors through proprietary interest. The Board of Directors shall act as the Plan Administrator, and may issue these options at its discretion. The maximum number of shares that may be issued under this Plan are the greater of 200,000 or 5% of the Company’s outstanding shares. Prior to June 2004, the Company issued options to various employees under the previous Stock Option Plan that was also administered by the Board of Directors. All issuances have varying vesting and expiration timelines. As at December 31, 2005, 2004 and 2003, 67,100, 36,800 and 37,800 of the outstanding options were exercisable, respectively.

Details of employee option activity are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2002	58,800	$15.47
Granted	—	—
Exercised	(1,000)	10.00
Cancelled/Expired	(20,000)	15.20

Outstanding, December 31, 2003	37,800	$15.76
Granted	25,700	20.10
Exercised	(1,000)	10.00
Cancelled/Expired	—	—

Outstanding, December 31, 2004	62,500	$17.64
Granted	25,000	23.96
Exercised	(3,200)	15.73
Cancelled/Expired	(6,200)	21.36

Outstanding, December 31, 2005	78,100	$19.44

Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable December 31, 2004	Weighted- Average Exercise Price

$13.01 - $15.60	20,000	1.75 years	$15.20	20,000	$15.20
$15.61 - $18.20	23,300	2.03 years	$17.23	22,300	$17.20
$18.21 - $20.80	300	3.35 years	$19.25	300	$19.25
$20.81 - $22.40	19,500	3.75 years	$22.18	13,500	$22.23
$23.41 and above	15,000	2.08 years	$24.98	11,000	$24.90

	78,100	2.40 years	$19.44	67,100	$18.89

In addition to the employee options described above, the Company issued 25,000 options to a non-employee consultant on March 1, 2002 at an exercise price of $21.00. These options were exercised during 2005.

(8) CURRENT INCOME TAXES

The following is a reconciliation of the federal statutory tax rate of 35% for 2005, 2004 and 2003, with the provision for income taxes:

	2005		2004		2003

Statutory tax rate	(35	) %	(35	) %	(35	) %
Loss not subject to taxation	35%		35%		35%

Provision for income taxes	0		0		0

Effective federal tax rate	0%		0%		0%

The Company, due to current losses and loss carry forwards from previous years, has not accrued or paid taxes based on income. It has, however, paid State and City taxes which were assessed on its Capital Base and/or personal holdings in that jurisdiction. In accordance with SFAS No. 109, Accounting for Income Taxes, these Capital Base assessments were not classified as income taxes.

(9) DEFERRED INCOME TAXES

Deferred income taxes result from differences in the recognition of gains and losses on marketable securities, as well as operating loss carry forwards, for tax and financial statement purposes. The deferred income tax results in a liability for the marketable securities, while the operating loss carry forwards result in a deferred tax asset.

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the history of losses and the variability of operating results. These net operating losses and corresponding expiration dates are as follows:

Net Operating Loss	Expiration Date – December 31;

$235,136	2015
$1,587,180	2016
$1,640,538	2017
$1,637,963	2018
$1,388,852	2019
$1,335,707	2020
$1,004,363	2021
$1,478,897	2022
$2,384,043	2023
$2,045,087	2024
$2,000,000	2025

The deferred tax liability that results from the marketable securities does not flow through the Statement of Operations due to the classification of the marketable securities as available-for-sale. Instead, the deferred tax liability is recorded against the Accumulated Other Comprehensive Income, in the Stockholders’ Equity section of the Balance Sheet.

The deferred tax computations, computed at federal statutory rates of 35% in 2005 and 34% in 2004, are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$5,858,218	$5,010,840
Valuation allowance	(5,858,218)	(5,010,840)

Total deferred tax assets	0	0

Deferred tax liabilities:
Fair market value adjustment for available-for-sale securities	$11,058,788	$10,845,531

(10) CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of marketable securities. The Company maintains its investments in four difference brokerage accounts, all of which are insured by Securities Investor Protection Corporation (SIPC). The limits of this insurance are up to $100,000 for the total amount of cash on deposit with each Broker, and up to $500,000 for the total amount of securities held by each Broker. Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at December 31, 2005, the fair market value of securities in excess of the SIPC insured limit is $57,246,005, while there is no cash on deposit in excess of the insured limit.

(11) RELATED PARTY TRANSACTIONS

The Company subleases a portion of its New York City office space to the President of the Company for 5 hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received in each of the years ended December 31, 2005, 2004 and 2003 was $9,600.

(12) RESEARCH AND DEVELOPMENT EXPENSES

All research and development costs are expensed in the period they are incurred. Research and development costs for the year ended December 31, 2005 were $ 2,152,261, and appear as components of both the cost of sales and selling, general & administrative expenses in the Statement of Operations. The research and development costs for the years ended December 31, 2004 and 2003 are not currently available, as the Company is re-examining the methodology used in determining these figures. As previously reported, the figures for 2004 and 2003 were not derived from the criteria listed in SFAS No. 2 – Accounting for Research and Development Costs. The Company will release this information as soon as it is available.

(13) INTEREST EXPENSE AND INCOME

Interest expense was $319,145, $111,745, and $86,675, and interest income was $23,031, $2,795, and $3,542 in 2005, 2004, and 2003 respectively.

(14) COMMITMENTS AND CONTINGENCIES

(A) Operating Leases

The Company leases office and laboratory space in both New York City and Tennessee. The lease agreement for the New York City facility is a non-cancelable lease, subject to annual increases based on the Consumer Price Index, and will expire on December 31, 2015. The Tennessee facility is currently leased on a month-to-month basis.

The Company subleases space in its New York facility to a related party and a third party. Both subtenants lease on a month to month basis with no formal agreement. The amount of rental income received for the years ended December 31, 2005, 2004 and 2003 was $14,686, $15,245 and $15,571 and is classified as other income in the Statement of Operations.

Future minimum rental payments under the non-cancelable operating lease, exclusive of future cost of living and tax escalation increases, are as follows:

2005	$284,147
2006	$284,147
2007	$284,147
2008	$284,147
2009	$284,147
Thereafter	$1,293,151

Rent expense for all non-cancelable operating leases was $284,147, $262, 916, and $281,506 for the years ended December 31, 2005, 2004 and 2003 respectively.

(B) Contingent Liabilities

The Company has incurred several claims in the normal course of business. None of these claims had a material effect on the financial statements. At the present time there are no pending legal claims.

The Company was involved in a dispute with its landlord in New York City. This dispute arose out of a rental rate dispute. In February 2005, the dispute was settled and the Company voluntarily agreed to pay the landlord approximately $45,000 in additional rent. This $45,000 liability was accrued at December 31, 2004 and 2003, and recorded in Accounts Payable and Accrued Liabilities.

(15) SELECTED FINANCIAL DATA

As stated in Footnote #1, under Reclassification and Restatement, the Company has not yet determined the effects of the restatement on the quarterly activity for 2004 and is therefore unable to currently comply with the Supplementary Financial Data as required by Article 3 of Regulation S-X. The Company will release this information as soon as it is available. However, in an effort to provide historical data, the Company is listing the Selected Financial Data, as prescribed by Item 301 of Regulation S-K, for the past 5 calendar years.

The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements that are included herein. The consolidated statements of operations data for the years ended December 31, 2002 and 2001 are derived from our audited financial statements that are not included in this Form 10-K. Those statements were audited by Frederick A. Kaden & Company and are not covered by the report of the independent registered accounting firm included herein.

Operations Data:

	Year Ended December 31,
		Restated	Restated

	2005	2004	2003	2002	2001

Operating revenues	$1,343,538	$1,066,315	$1,013,647	$767,608	$591,692

Total revenues	$1,343,538	$1,066,315	$1,013,647	$767,608	$591,692

Costs and expenses:
Operations of laboratories & costs of production	1,321,564	810,967	1,387,264	805,985	814,657
Selling, general and administrative	4,937,167	3,797,214	2,705,778	2,050,546	1,482,438

Total costs and expenses	6,258,731	4,608,181	4,093,042	2,856,531	2,297,095

Loss from operations	(4,915,193)	(3,541,866)	(3,079,395)	(2,088,923)	(1,705,403)

Other Income and Expenses:
Dividend income	2,511,054	1,990,669	1,897,669	1,858,025	1,860,289
Gains on sale of investments	1,515,653	989,599	238,550	40,610	97,719
Mark to Market of Short Positions	(204,225)	266,807	115,871	0	0
Other revenues	14,686	15,245	15,571	35,694	166,676
Investment Recovery	75,000	0	0	0	0
Admin Expense relating to portfolio investments	(36,842)	(1,126)	0	0	0
Interest expense, net of Interest Income	(296,114)	(108,950)	(83,133)	(39,257)	(119,926)

Total Other Income and Expenses	3,579,212	3,152,244	2,184,528	1,895,072	2,004,758

Income (Loss) before income taxes	(1,335,981)	(389,622)	(894,867)	(193,851)	299,355

Provision for income taxes	0	0	0	0	0

Net income/(loss)	$(1,335,981)	$(389,622)	$(894,867)	$(193,851)	$299,355

Weighted average number of common shares outstanding - basic and diluted	4,638,384	4,615,993	4,645,700	4,662,947	4,664,909

Income (loss) per common equivalent share - basic and diluted	$(0.29)	$(0.08)	$(0.19)	$(0.04)	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None to report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

During the calendar year ended December 31, 2005, we had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the Commission. Insufficient controls over dissemination of information regarding non-routine and complex transactions to our accounting staff by our management, as well as incorrect treatment and lack of proper analysis of such transactions by our accounting staff resulted. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2005, 2004 and 2003.

In late 2005, the Company hired a CPA to oversee the accounting department and coordinate the efforts of analysis and dissemination. It is management’s intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

Our management and our board of directors are fully committed to the review and evaluation of our procedures and policies designed to assure effective internal control over financial reporting. We feel that the additions to our accounting staff will improve the quality of future period financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

          The information required by item 10 is incorporated by reference to our proxy statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2005 year end.

Item 11. Executive Compensation.

          The information required by item 11 is incorporated by reference to our proxy statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2005 year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          This information required by item 12 is incorporated by reference to our proxy statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2005 year end.

Item 13. Certain Relationships and Related Transactions.

          Jonathan Feldschuh, age 41, is the co-inventor of the BVA-100 Blood Volume Analyzer. He is the son of Dr. Joseph Feldschuh. He is a Suma Cum Laude graduate in Physics from Harvard University. His primary occupation is a computer programmer for a major brokerage firm. In 2005 he provided specialized consulting services with respect to the blood volume analyzer for which he received a salary of $18,720 plus benefits. He is expected to provide a limited amount of consultative help in the filing of the additional patents in 2006. He has received 5,000 options.

There are no relationships or related transactions beyond those which have been disclosed in the 10-K.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Fees for audit services totaled approximately $61,000 in 2005 and $40,000 in 2004, including fees associated with the annual audit and the reviews of the Company’s quarterly reports on Forms 10-Q.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $5,000 in 2005 and $5,000 in 2004.

All Other Fees

Rotenberg Meril Solomon Bertiger & Guttilla, P.C. did not provide any services not described above in 2005 and 2004.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DAXOR CORPORATION

by: /s/ Joseph Feldschuh

Joseph Feldschuh, M.D
President and Principal
Executive Officer
Chairman of the Board

          Dated: April 17, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Feldschuh	President and Director	April 17, 2006
Principal Executive Officer
Joseph Feldschuh, M.D.

/s/ Stephen Feldschuh	Vice President of Operations	April 17, 2006
& Principal Accounting Officer
Stephen Feldschuh

/s/ Gary Fischman, PhD	Vice President	April 17, 2006

Gary Fischman, PhD

/s/ David Frankel	Corporate Treasurer	April 17, 2006

David Frankel

/s/ Diane M. Meegan	Corporate Secretary	April 17, 2065

Diane M. Meegan

/s/ Robert Willens	Director	April 17, 2006

Robert Willens

/s/ James Lombard	Director	April 17, 2006

James Lombard

/s/ Martin Wolpoff	Director	April 17, 2006

Martin Wolpoff

/s/ Stephen Valentine	Director	April 17, 2006

Stephen Valentine

Board of Directors:

Name	Title

Dr. Joseph Feldschuh	Chairman, President, & CEO
James Lombard	Director
Martin Wolpoff	Director
Robert Willens	Director
Stephen Valentine	DirectorPhilip Hudson
Director