Form 10-Q
period 2006-03-31
DAXOR CORP
filed 2006-05-22
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED MARCH 31, 2006
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

Yes ☒                No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                 No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 30, 2006

COMMON STOCK
PAR VALUE: $.01 per share	4,630,426

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Index to Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	F-1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 – (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 – (Unaudited)	F-3

	Notes to Condensed Consolidated Financial Statements – (Unaudited)	F-4-12

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED March 31, 2006	AUDITED December 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,818	$93,003
Available-for-sale securities	57,611,803	57,246,006
Other receivable	163,934	1,018,936
Accounts receivable, net of $35,325 in 2006 and $41,300 in 2005	138,944	131,592
Inventory	177,861	191,861
Prepaid expenses and other current assets	122,877	230,632

Total Current Assets	58,253,237	58,912,030

PROPERTY AND EQUIPMENT, NET	651,313	620,865
OTHER ASSETS	32,158	32,158

Total Assets	$58,936,708	$59,565,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$404,878	$512,024
Loans payable	5,849,828	7,083,372
Put and call options, at fair market value	1,264,566	772,803
Other liabilities	665,416	1,302,797
Deferred revenue	38,458	90,468
Deferred taxes	11,383,053	11,058,788

Total Current Liabilities	19,606,199	20,820,252

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued – 5,309,750 shares
Outstanding – 4,630,426 and 4,630,426 shares at March 31, 2006 and December 31, 2005, respectively	53,097	53,097
Additional paid in capital	10,326,454	10,303,969
Accumulated other comprehensive income	21,139,955	20,537,750
Retained earnings	13,586,705	13,625,687
Treasury stock, at cost, 686,124 and 686,124 shares, respectively	(5,775,702)	(5,775,702)

Total Stockholders’ Equity	39,330,509	38,744,801

Total Liabilities and Stockholders’ Equity	$58,936,708	$59,565,053

See accompanying notes to condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31, 2006	RESTATED March 31, 2005

Revenues	$342,146	$300,356

Cost of sales	325,280	396,381

Gross Profit (loss)	16,866	(96,025)

Selling, general and administrative expenses	1,288,985	1,142,032

Operating loss	(1,272,119)	(1,238,057)

Investment income, net	1,327,450	806,041
Interest expense, net	(96,981)	(41,968)

Other income	2,668	3,857

Loss before income taxes	(38,982)	(470,127)

Income tax expense	0	0

Net loss	$(38,982)	$(470,127)

Weighted average number of shares outstanding - basic and diluted	4,630,426	4,634,459

Net loss per common equivalent share - basic and diluted	$(0.01)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31, 2006	RESTATED March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,982)	$(470,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	34,651	20,926
Non-cash compensation expense associated with employee stock compensation plans	22,485	0
Gains on sale of investments	(710,201)	(389,036)
Mark to market adjustments on options & short sales	(74,587)	120,670

Change in assets and liabilities:
Increase in accounts receivable	(7,352)	(266,014)
Decrease in prepaid expenses & other current assets	107,755	276,818
Decrease in inventory	14,000	0
Decrease in accounts payable and accrued liabilities	(107,146)	(8,640)
Decrease in other liabilities	(637,381)	(9,898)
Increase (decrease) in deferred income	(52,010)	239,873

Net cash used in operating activities	(1,448,768)	(485,428)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(65,099)	(12,879)
Unsettled trades receivable	855,002	0
Purchase of investments	(5,177,087)	(1,338,102)
Sale of investments	6,446,971	1,032,214
Proceeds from put and call options not closed	567,340	(4,385)

Net cash provided by (used in) investing activities	2,627,127	(323,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loans	4,801,872	2,628,735
Repayment of margin loans	(6,035,416)	(2,345,456)
Proceeds from sale of treasury stock	0	533,952

Net cash provided by (used in) financing activities	(1,233,544)	817,231

Net increase in cash and cash equivalents	(55,185)	8,651
Cash and cash equivalents at beginning of period	93,003	5,079

Cash and cash equivalents at end of period	$37,818	$13,730

Supplementary Disclosures

Interest paid in the period	$98,403	$41,835
Income taxes paid in the period	$0	$0

See accompanying notes to condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 AND 2005

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

          Daxor Corporation is a medical device manufacturing company that offers additional biotech services, such as cryobanking, through its wholly owned subsidiary, Scientific Medical Systems Corp. The Company provides long-term frozen blood storage services to enable individuals to store their own blood. The main focus of Daxor Corporation has been the development of an instrument that rapidly and accurately measures human blood volume. This instrument is used in conjunction with a single use diagnostic injection and collection kit.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2005, 2004 and 2003, included in Daxor Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Principles of Consolidation

          The condensed consolidated financial statements include the accounts of Daxor Corporation and Scientific Medical Systems Corp, a wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Segment Reporting

          The Company has two operating segments: Equipment Sales and Related Services, and Cryobanking and Related Services.

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

          Although not deemed an operating segment, the Company reports a third business segment; Investment Activity. This segment reports the activity of the Company’s Investment Portfolio. This includes all earnings, gains and losses, and expenses relating to these investments.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits and short term investments with original maturities of three months or less. Normally, these short term investments consist of U.S. Treasury Bills. At March 31, 2006 and 2005, there were no short term investments included as cash equivalents.

Available-for-Sale Securities

          Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies)that management has determined meet the definition of available-for-sale under SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

          At certain times, the Company will engage in short selling of stock. When this occurs, the short position is marked to the market and recorded as a realized sale. Any gain or (loss) is recorded for the period presented.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (Continued)

          Historical cost is used by the Company to determine all gains and losses, and fair market value is obtained by readily available market quotes on all securities.

Put and Call Options

          As part of the company’s investment strategy put and call options are sold on various stocks the company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. In accordance with SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, these options are marked to market for each reporting period using readily available market quotes, and this fair value adjustment is recorded as a gain or loss in the Statement of Operations.

          Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire.

Investment Goals, Strategies and Policies

          The Company’s investment goals are capital preservation and maintaining returns on this capital with a high degree of safety. These goals are accomplished through the following strategies and policies:

          1. The Company maintains a diversified securities portfolio comprised primarily of electric utility preferred and common stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will engage in short position up to 5% of the value of its portfolio. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

          2  Investment in speculative issues, including short sales, maximum of 5%.

          3. Limited use of options to increase yearly investment income.

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

          When Blood Volume Analyzer equipment has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the equipment. After the one year period expires, customers may purchase a service contract through the Company, which is usually offered in one-year increments. These service contracts are recorded by the Company as deferred revenue and are amortized into income in the period in which they apply. As at March 31, 2006 and December 31, 2005, deferred revenue pertaining to these service contracts was $3,375 and $6,583 respectively.

          The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. Although the Company historically offered annual storage fee contracts effective October 1, 2005, the Company only offers storage term contracts of three months or less.

Income Taxes

          The Company accounts for income taxes under the provisions of SFAS No. 109 - Accounting for Income Taxes. This pronouncement requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Comprehensive Income (Loss)

          The Company reports components of comprehensive income under the requirements of SFAS No. 130 - Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and requires certain transactions to be presented as separate components of stockholders’ equity. The Company currently reports the unrealized holding gains and losses on available-for-sale securities, net of deferred taxes, as accumulated other comprehensive income (loss).

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (Continued)

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

Stock Based Compensation

          In December 2004, the FASB issued SFAS No. 123R - Share-Based Payment: An Amendment of FASB Statements No. 123, (“SFAS 123R”) which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for financial statements issued for annual reporting periods that begin after June 15, 2005. In adopting SFAS No. 123R, the Company used the modified prospective transition method, as of January 1, 2006, the first day of the Company’s fiscal year 2006.

          Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company’s condensed consolidated financial statements as of, and for the three months ended March 31, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

          SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

          At March 31, 2006, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock, or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater.

          At March 31, 2006, there is a total unvested stock-based compensation expense of $61,821 and a total weighted average remaining term of .6 years. Total share-based compensation expense recognized in the Statement of Operations aggregated $22,485 for the three months ended March 31, 2006. Due to the Company’s history of losses, a tax benefit relating to this expense would not likely be realized by the Company. Accordingly, the Company has fully reserved against this tax benefit and no tax effect appears in these financial statements.

          Prior to the adoption of SFAS 123R, the Company accounted for stock options issued under its plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company’s condensed consolidated statement of operations for the first quarter of 2005. If compensation cost had been determined based on fair values at the date of grant under SFAS 123, “Accounting for Stock-Based Compensation”, pro-forma net loss and loss per share would have been as follows:

Restated Quarter ended March 31, 2005

Net loss as reported	$(470,127)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(37,524)

Pro forma net loss	$(507,651)

Net loss per common share:
Basic and diluted - as reported	$(.10)

Basic and diluted - proforma	$(.11)

          SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s condensed consolidated statement of operations over the requisite service periods. Share-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123. For options granted subsequent to December 31, 2005, compensation expense is based on the grant date fair value estimated in accordance with SFAS 123R. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under SFAS 123, in the proforma information required for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

          To calculate the option-based compensation under SFAS 123R, the Company used the Black-Scholes option-pricing model, which it had previously used for the valuation of option-based awards for its proforma information required under SFAS 123 for periods prior to fiscal 2006. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

          The following table represents stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life

Outstanding options at beginning of period	78,100	$19.44
Granted	23,400	21.44
Exercised	—	—
Canceled	—	—

Outstanding options at end of period	101,500	$19.90	1.76 Yrs.

Outstanding exercisable at end of period	66,100	$19.55	.65 Yrs.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (Continued)

Reclassifications

          Certain reclassifications have been made to the Company’s March 31, 2005 condensed consolidated financial statements to conform with the presentation of the March 31, 2006 condensed consolidated financial statements.

Restatements

          The Company has corrected reporting errors in its March 31, 2005 financial information as originally released. These errors arose from the misapplication of generally accepted accounting principles and are described as follows:

1.

The first change in accounting principle is the appropriate valuation and classification of options and short sale activities. In compliance with SFAS No. 133 – Accounting for Derivate Instruments and Hedging Activites, the cost of these transactions have been marked-to-market and the adjustment has been reflected in the Statement of Operations. Under previous reporting, these options and short sale positions were not marked up/down to the fair market value at the time of financial reporting, but rather were carried at cost until the positions were closed. The impact of this restatement is indicated by (1) below.

2.

The second change in accounting principle is the appropriate capitalization and valuation of equipment that has been placed in-service with customers as either a “loan” or “rental”. The Company has properly capitalized these equipment costs and correspondingly, depreciated them over the estimated useful lives of the equipment. Under previous reporting, the Company expensed the cost of the equipment at the time the equipment was manufactured. The impact of this restatement is indicated by (2) below.

3.

The third and final accounting principle change relates to Revenue Recognition. Previously, the Company reported its cryobanking revenue under the cash method. As restated, these revenues are now appropriately reported under the accrual method, giving rise to a deferred income account, and proper matching of income and expense. The impact of this restatement is indicated by (3) below.

The impact of these restatements to the three months ended March 31, 2005 is summarized as follows and is indexed as referenced above:

		Impact of Restatement Increase (Decrease)	Total Balances As Restated
Revenues
	(1)	$0
	(2)	0
	(3)	3,773

	Total	$3,773	$300,356

Operating income (loss)
	(1)	$0
	(2)	(10,696)
	(3)	3,773

	Total	$(6,923)	$(1,238,057)

Investment income
	(1)	$(123,165)
	(2)	0
	(3)	0

	Total	$(123,165)	$806,041

Net income (loss)
	(1)	$(123,165)
	(2)	(10,696)
	(3)	3,773

	Total	$(130,088)	$(470,127)

EPS - basic and diluted
	(1)	$(0.03)
	(2)	0
	(3)	0

	Total	$(0.03)	$(0.10)

(2) AVAILABLE-FOR-SALE SECURITIES

          Upon adoption of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss) in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities, as at March 31, 2006 and December 31, 2005, of approximately 129.6% and 123.2%, respectively, over its historical cost.

          In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been made net of the tax effect had these gains been realized.

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

	March 31, 2006

Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$24,936,913	57,475,778	32,978,775	(439,910)
Debt	151,882	136,025	14,320	(30,177)

Total	$25,088,795	57,611,803	32,993,095	(470,087)

	December 31, 2005

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$25,497,586	57,148,830	32,435,561	(784,317)
Debt	151,882	97,176	4,570	(59,276)

Total	$25,649,468	57,246,006	32,440,131	(843,593)

          At March 31, 2006 the securities held by the Company had a market value of $57,611,803 and a cost basis of $25,088,795 resulting in a net unrealized gain of $32,523,008 or 129.6% of cost.

          At December 31, 2005, the securities held by the Company had a market value of $57,246,006 and a cost basis of $25,649,468 resulting in a net unrealized gain of $31,596,538 or 123.2% of cost.

          At March 31, 2006 and December 31, 2005, marketable securities primarily consist of preferred and common stocks of utility companies, and are valued at fair value. Debt securities consist of Corporate Bonds & Notes. As at March 31, 2006, these items, which have a cost of $151,882, are scheduled to mature at various dates through May 2008.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 AND 2005 (Continued)

(3) SEGMENT ANALYSIS

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

The following table summarizes the results of each segment described above for the three months ended March 31, 2006.

	March 31, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$212,578	129,568	—	$342,146

Cost of sales	(227,273)	(98,007)	—	(325,280)
Selling, general and administrative expenses	(1,266,137)	(22,848)	—	(1,288,985)

Operating income (loss)	(1,280,832)	8,713	—	(1,272,119)

Investment income, net

Dividends			550,822	550,822
Gain on sales of securities, net	—	—	710,201	710,201
Mark to market of short positions	—	—	74,587	74,587
Administrative expenses relating to portfolio investments	—	—	(8,160)	(8,160)

Total Investment income, net	—	—	1,327,450	1,327,450

Interest expense, net		(60)	(96,921)	(96,981)

Other income	2,668			2,668

Income (loss) before income taxes	(1,278,164)	8,653	1,230,529	(38,982)

Income tax expense	—	—	—	—

Net income (loss)	$(1,278,164)	8,653	1,230,529	$(38,982)

Total assets	$1,209,896	115,009	57,611,803	$58,936,708

The following table summarizes the results of each segment described above for the three months ended March 31, 2005

	March 31, 2005

	Restated Equipment Sales & Related Services	Restated Cryobanking & Related Services	Restated Investment Activity	Restated Total

Revenues	$172,713	127,643	—	$300,356

Cost of sales	296,747	99,634	—	396,381
Selling, general and administrative expenses	1,132,476	9,556	—	1,142,032

Operating income (loss)	(1,256,510)	18,453	—	(1,238,057)

Investment income

Dividends	—	—	538,120	538,120
Gain on sales of securities, net	—	—	389,036	389,036
Mark to market of short positions	—	—	(120,670)	(120,670)
Administrative expenses relating to portfolio investments	—	—	(445)	(445)

Total Investment income, net	—	—	806,041	806,041

Interest expense, net		161	(42,129)	(41,968)

Other income	3,857			3,857

Income (loss) before income taxes	(1,252,653)	18,614	763,912	(470,127)

Income tax expense	—	—	—	—

Net income (loss)	$(1,252,653)	18,614	763,912	$(470,127)

Total assets	$937,343	287,379	55,726,452	$56,951,174

(4) PROPERTY AND EQUIPMENT

          Property and equipment as at March 31, 2006 and March 31, 2005, respectively, consist of:

		Restated
	2006	2005

Machinery and equipment	$1,356,889	$1,023,825
Furniture and fixtures	333,500	329,341
Leasehold improvements	295,530	295,530

Total Cost	$1,985,919	$1,648,696

Accumulated depreciation	(1,334,606)	$1,208,067

Property and equipment, net	$651,313	$440,629

Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 was $34,651 and $20,926, respectively.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (Continued)

(5) LOANS PAYABLE

          At March 31, 2006 and December 31, 2005, the Company has a note payable of $1,500,000 with a bank with an annual option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates depending on the individual amount of each borrowing.

          The loan bears interest at approximately 5.95% and is secured by certain marketable securities of the Company.

          Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $4,349,828 at March 31, 2006 and $ 5,583,372 at December 31, 2005.

(6) PUT AND CALL OPTIONS

          As part of the company’s investment strategy, put and call options are sold on various stocks the company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. In accordance with SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, these options are marked to market for each reporting period using readily available market quotes, and this fair value adjustment is recorded as a gain or loss in the Statement of Operations.

          Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire.

The following summarizes the Company’s Put and Call Options as of March 31, 2006 and December 31, 2005.

Put and Call Options	Selling price	Fair Market value	Unrealized Gain/(Loss)

March 31, 2006	1,551,252	1,264,566	286,686
December 31, 2005	983,912	772,803	211,109

(7) CURRENT INCOME TAXES

          The Company, due to current losses and loss carry forwards from previous years, has not accrued or paid taxes based on income. It has, however, paid State and City taxes which were assessed on its Capital Base. In accordance with SFAS No. 109 - Accounting for Income Taxes, these Capital Base assessments were not classified as income taxes.

(8) DEFERRED INCOME TAXES

          Deferred income taxes result from differences in the recognition of gains and losses on marketable securities, as well as operating loss carry forwards, for tax and financial statement purposes. The deferred income tax results in a liability for the marketable securities, while the operating loss carry forwards result in a deferred tax asset.

          The deferred tax liability that results from the marketable securities does not flow through the Statement of Operations due to the classification of the marketable securities as available-for-sale. Instead, the deferred tax liability is recorded against the Accumulated Other Comprehensive Income, in the Stockholders’Equity section of the Balance Sheet.

          At March 31, 2006, the Company has approximately $16.7 million in net operating loss carryforwards. These losses will expire between the years ending December 31, 2015 and 2025 and give rise to deferred tax assets. However, a valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the history of losses and the variability of operating results.

          The deferred tax computations at March 31, 2006 and December 31, 2005, computed at federal statutory rates of 35%, are as follows:

	2006	2005

Deferred tax assets:
Net operating loss carry forwards	$5,870,992	$5,858,218
Valuation allowance	(5,870,992)	(5,858,218)

Total deferred tax assets	$0	$0

Deferred tax liabilities:
Fair market value adjustment for available-for-sale securities	$11,383,053	$11,058,788

          While the Company has a deferred tax liability on unrealized portfolio gains, at present it is not management’s intention to liquidate it’s holdings in order to utilize these loss carryovers.

(9) Research and Development Costs

          All research and development costs, as defined in SFAS No. 2 – Accounting for Research and Development Costs, are expensed in the period they are incurred. Research and development costs for the three months ended March 31, 2006 and 2005 were $557,508 and $515,334, respectively. These costs appear as components of both the cost of sales and selling, general & administrative expenses in the Statement of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

During the year 2005 Medicare made an erroneous analysis of the cost for the radiopharmaceutical kit, Volumex, used in conjunction with the BVA-100 Blood Volume Analyzer. The error was detected in late 2005 and brought to the attention of appropriate officials. The error, however, was not corrected in the year 2005 but was corrected at the beginning of 2006. This had a negative impact on the Company’s ability to initiate BVA-100 trial agreements as well as convert trial agreements into sales. Medical facilities are extremely sensitive to inadequate reimbursement for any procedures they perform. Many insurance companies base their own reimbursement on Medicare fee schedules. The correction of this error is expected to improve acceptance of blood volume measurement by various institutions.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 as compared with three months ended March 31, 2005:

Operating Revenues

          For the three months ended March 31, 2006, operating revenues increased to $342,146 vs. $300,356 in 2005, an increase of 13.9%. The increase was due primarily to increased blood volume kit sales, which increased by 26%. None of the blood volume analyzer instruments installed on a trial basis were sold during the quarter. As previously described, the 2005 Medicare error in reimbursement to hospitals for kits resulted in reduced reimbursement. This error has been corrected for 2006. The Company has extended the trial period for a number of hospitals so they are better able to evaluate their total reimbursement.

          The Company is in the process of negotiating with three hospitals who have indicated an interest for a Blood Optimization Program (BOP). Such a contract would involve installation of the BVA-100 Blood Volume Analyzer as well as use of frozen blood storage for patients undergoing elective surgery. This type of program would enable the patient to store their own blood well in advance of surgery and avoid being anemic at the time of surgery. The program would be the first of its type in the United States. Administrative review procedures for such contracts can take a year, or longer.

          Total cost and expenses for research and development, equipment sales and related services for Daxor and the BVA segment were $1,493,410 in 2006 vs. $1,429,223 in 2005, for an increase of 4.49%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. To this end, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the three projects of 1) GFR: Glomeril Filtration Rate, 2) Total Body Albumin Analysis, and 3)Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          The sales from Volumex were up 27.8% on dollar sales of $206,827 in 2006 from 161,853 in 2005. However, the quantity of kits sold was up 26%. This is attributed to the newer accounts paying slightly higher prices than our older clients. Costs of goods sold for Volumex increased to $102,537 from $70,623 in 2005. This is a 45.2% increase year over year. It is directly attributed to the 13.5% fuel surcharge that FedEx is charging for shipping along with a modest increase from our vendor who fills and drop ships Volumex for us. We anticipate an improvement of our profit margins as soon as we pass along these price increases to our clients. The gross profit for Volumex for the quarter was $104,290 up from $91,230. However, the profit margin was down to 50.4% from the prior year of 56.37%. For the three months ended March 31, 2006 total operating revenues and other total income for equipment sales and related services increased by 23.08% to $212,578 from $172,713 in 2005. In the three months ended March 31, 2006 there has been no sales of the BVA-100 Blood Volume Analyzer, although six contracts were signed for instruments on a trial basis. In the fourth quarter of 2005, Daxor had seven signed trial agreements. In the first three quarters of 2005, Daxor had only seven signed trial agreements. The renewed interest in the instrument is directly attributable to the reinstatement of the Medicare reimbursement for Volumex. Trial agreements on a clinical basis require the Hospitals to pay for kits that they use while they have the equipment on a trial basis. The only exception are those facilities who are conducting research utilizing the BVA-100 and therefore, the Company has agreed to supply those Volumex doses free of charge (this includes the shipping costs and all disposables associated with the study).

          Operating revenues for the cryobanking division, which includes both blood banking and sperm banking, were relatively flat with a small increase to $129,568 in 2006 from $127,643 in 2005, an increase of 1.5%. Total cost and expenses for cryobanking and related services were $120,855 in 2006 vs. $109,190 in 2005, for an increase of 10.68%.

Dividend Income

Dividend income earned on the Company’s security portfolio for the quarter was $550,822 in 2006 vs. $538,120 in 2005, an increase of 2.4%.

Investment Gains

Gains on the sale of investments were $710,201 for the period ending March 31, 2006 vs. $389,036 in 2005. For the current quarter the Company had a positive mark to the market of short positions of $74,587 vs. negative mark to the market of $120,670 in 2005. Other revenues were $2,668 in 2006 vs. $3,857 in 2005. Interest expense net of interest income increased to $96,981 in 2006 vs. $41,968 in 2005. Administrative expenses relating to portfolio investments were $8,160 vs. $445 in 2005. Total non-operating income, net of non-operating expense for the quarter was $1,233,137 in 2006 vs. $767,930 in 2005, an increase of 60.6%. Total non-operating income, net played an essential role in decreasing operating losses. A detailed description of investment policies and historical records over the past 13 years was included in the recent 10K filing for year end December 31, 2005.

Operating Expenses

Daxor’s total expenses from operations for first quarter 2006 were $1,614,265 vs. $1,538,413 in 2005. A significant portion of the increase in operating costs were due to increased hiring of personnel related to expanded research and development expenses as well as expanded marketing related to the blood volume analyzer. The Company had a major change in the blood volume analyzer which we previously detailed in our most recent filing. The Company intends to continue increasing the number of individuals assigned to direct sales of the BVA-100 as well as those tasked with increased education of the benefits of blood volume analysis and the related sales of Volumex. (See research and development 10-K filing for 2005).

The Company has reported on the details of the longest case of frozen semen resulting in a successful pregnancy and birth, which was published in the October, 2005 issue of Fertility and Sterility magazine. On Monday, October 17, 2005, the company announced the publication of a case report of 2 successful pregnancies from cryopreserved semen for 21 and 28 years. The father stored his sperm in 1972 at the age of 28. This is the world record for the longest cryopreservation of semen resulting in live births. The successful pregnancies were additionally notable in that they were achieved using intrauterine artificial insemination rather than the more complex surgical procedure of in vitro fertilization. The Company has initiated marketing for its blood banking services. The Company is attempting to develop a BOP program with a specific hospital. This would involve blood volume measurement and autologous frozen blood storage prior to elective orthopedic surgery. The program is called a Blood Optimization Program, and the Company has filed for trademark status.

In an effort to revitalize sales in the semen bank segment, the Company may also initiate a separate marketing program for its semen bank services, which would include a sales and marketing team.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

          At March 31, 2006 the Company had total assets of $58,936,708 with stockholders’ equity of $39,330,509 as compared to total assets of $59,565,053 with stockholders’ equity of $38,744,801 at December 31, 2005. At March 31, 2006, the Company has a net pre-taxed unrealized gain of $32,523,008 and deferred taxes of $11,383,053 for a net after tax unrealized capital gains on available-for-sale securities in its portfolio of $21,139,955. At December 31, 2005, the company had a net pre-taxed unrealized gain of $31,596,538 and deferred taxes of $11,058,788 for a net after tax unrealized capital gains on available-for-sale securities in its portfolio of $20,537,750. These amounts are included in the calculation of Total Stockholders’ Equity. The Company’s stock portfolio had a fair market value of $57,611,803 with short-term loans of $5,849,828 with 4,630,426 shares outstanding. The Company has current liabilities of $19,606,199. Included in these liabilities are deferred taxes of $11,383,053. These deferred taxes would occur if the Company chose to sell its entire portfolio. Current liabilities less these deferred taxes is $8,223,146. The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past 10 years. The Company’s portfolio has maintained a net value above historical cost for each of the past 85 consecutive quarters.

          The Company’s goal is to establish blood volume measurement as a standard of care in multiple areas of medicine and surgery. It is hoped that the publication of research studies from leading medical facilities will result in an increase in sales in both the Blood Volume Analyzer and its associated kits.

          The Company has adequate resources for the current marketing level of its BVA-100 Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company many not, at the present time, have adequate resources to expand its marketing force to all areas of the country. The Company is simultaneously expanding its research and development efforts to develop additional instrumentation for renal function testing, specifically glomerular filtration testing. In 2006 the Company considered purchasing the operations (assets only) of the radiopharmaceutical manufacturer who provides the isotope for Daxor’s Blood Volume Analyzer. The Company is also attempting to implement its Blood Optimization Program. If all of these activities were expanded at the same rate simultaneously, the Company could experience a serious cash flow crisis. The Company will explore the potential for raising additional capital. The current primary focus will be on the BVA-100 Blood Volume Analyzer with respect to expenditure of resources. The Company anticipates hiring additional regional managers to the existing sales/marketing team. It is the goal of the marketing team to develop an individual sales team for each regional manager. The Company is also expanding its support services personnel. The decision to develop the marketing team was partially based on the anticipation of new publications in peer reviewed medical journals by current users of the Blood Volume Analyzer.

          All sales to leasing companies are non-recourse leases, which are not guaranteed by the Company The Company sells, as well as offers to lease or rent the BVA-100 as part of the overall marketing plan. The Company also loans the instrument for a limited time period, however facilities evaluating the instrument must pay for the kits. A financing arrangement for customers was established through a relationship with De Lage Landen (DLL) and other third party institutions. The significance of this relationship is as sales through leases increases, Daxor will not have to diminish its capital outlay for equipment as DLL and others will fund the net present value of the lease upon installation of the equipment. In an effort to obtain the best rates for our clients, the Company will also work with other independent leasing firms. The Company will use its current financial reserves primarily for developing and marketing the Blood Volume Analyzer. The Company is evaluating various options to expand blood banking services in conjunction with the use of the Blood Volume Analyzer. Additional information on the Company is available on our website www.daxor.com.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements and accompanying footnotes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates.

The Company adopted SFAS No. 123R - Share-Based Payments, effective January 1, 2006, utilizing the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations. The Company recognized $22,485 million in total stock-based compensation expense during the first quarter of 2006. Total unvested stock-based compensation expense was $61,821 at March 31, 2006 and had a total weighted average remaining term of .6 years. See Footnote #1 for more information on stock-based compensation.

The following is a summary of the accounting policies that the Company has deemed critical for reporting purposes in form 10-Q at March 31, 2006. However, a comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2005 other than the adoption of SFAS No. 123R as described above.

Available-for-Sale Securities

          Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies)that management has determined meet the definition of available-for-sale under SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

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

Put and Call Options

          As part of the company’s investment strategy put and call options are sold on various stocks the company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. In accordance with SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, these options are marked to market for each reporting period using readily available market quotes, and this fair value adjustment is recorded as a gain or loss in the Statement of Operations.

          Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire.

Investment Goals, Strategies and Policies

          The Company’s investment goals are capital preservation and maintaining returns on this capital with a high degree of safety. These goals are accomplished through the following strategies and policies:

          1. The Company maintains a diversified securities portfolio comprised primarily of electric utility preferred and common stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will engage in short position up to 5% of the value of its portfolio. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

          2. Investment in speculative issues, including short sales, maximum of 5%.

          3. Limited use of options to increase yearly investment income.

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

          When Blood Volume Analyzer equipment has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the equipment. After the one year period expires, customers may purchase a service contract through the Company, which is usually offered in one-year, three year or five year increments. These service contracts are billed quarterly and therefore become income in the period in which they apply.

          The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. The Company invoices customers for storage fees on the first day of the quarter for a 3 month period. Therefore, the income invoiced in that quarter is earned by the end of the quarter. This policy has made it easier for our clients to spread their storage payments over the four quarters of the year, as compared to prior years where clients had to choose between 1, 2 or 4 year contracts.

Comprehensive Income (Loss)

          The Company reports components of comprehensive income under the requirements of SFAS No. 130 - Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and requires certain transactions to be presented as separate components of stockholders’ equity. The Company currently reports the unrealized holding gains and losses on available-for-sale securities, net of deferred taxes, as accumulated other comprehensive income (loss).

Product Warrantees and Related Liabilities

          The Company offers a one year warranty on the Blood Volume Analyzer equipment. This warranty is effective on the date of sale and covers all mechanical failures of the equipment. All major components of the equipment are purchased and warranted by the original third party manufacturers.

          Once the initial one year warranty period has expired, customers may purchase annual service contracts for the equipment. These service contracts warranty the mechanical failures of the equipment that are not associated with normal wear-and-tear of the components.

          To date, the Company has not experienced any major mechanical failures on any equipment sold. In addition, the majority of the potential liability would revert to the original manufacturer. Due to this history, a liability has not been recorded with respect to product warranty liability.

Income Taxes

          The Company accounts for income taxes under the provisions of SFAS No. 109 - Accounting for Income Taxes. This pronouncement requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors.

We are not exposed to market risks from changes in foreign currency rates. The company maintains an investment portfolio primarily consisting of electric utility companies which are publicly traded common and preferred stock. These are categorized as available-for-sale securities.

In addition to receiving income from dividends, the company also has an investment policy of selling puts on stocks that it is willing to own. Such options usually have a maturity of less than 1 year. The company will also sell covered calls on securities within its investment portfolio. Covered calls involve stocks, which usually do not exceed 10% of the value of the company’s portfolio and have never exceeded 15% of the company’s portfolio value.

The company will, at times, sell naked or uncovered calls, as well as, engage in short sales as part of a strategy to mitigate risk. Such short sales are usually less than 10% of the company’s portfolio value, and have never exceeded 15% of the company’s portfolio value.

Puts, calls and short sales, collectively referred to as short positions, are all marked to market for each reporting period and any gain or loss is recognized through the Statement of Operations and labeled as “Mark to market of short positions”.

The company’s investment strategy is reviewed at least once a year, and more frequently as needed, at board meetings. The company’s investing policy permits investment in non-electric utilities for up to 10% of the corporate portfolio value. The company’s unrealized gains vs. unrealized losses are usually more than 10 to 1.

At the most recent first quarter computation, unrealized gains were $32,993,095 and net unrealized losses were $(470,087) for a ratio of 70 to 1. The results from option strategies are variable and within the past 5 years have represented from 2.1% to 33.2% of total investment income. Annual income from dividends has been relatively stable and for the first quarter 2006 was $550,822 up from $538,120 in the first quarter ended March 31, 2005.

Certain utility preferred stocks have call provisions which may enable them to be called away from the company. The call price, in all instances, is higher than the company’s cost for the stock. The yields on such preferred stocks may be significantly higher than current available yields. Such stocks, therefore, could not be replaced with similar yields. Currently, approximately 2.3% of the company’s portfolio falls into this category.

The company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company exposure to regulator risk is mitigated due to it’s diversity of holdings consisting of 70 separate stocks.

DAXOR CORPORATION SUMMARY OF INVESTMENTS AS AT MARCH 31, 2006

ACCOUNT	COST	FAIR MARKET VALUE	TOTAL UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$24,040,396	$56,287,069	$32,246,673
TOTAL PREFERRED STOCK	$896,517	$1,188,709	$292,192

TOTAL EQUITIES	$24,936,913	$57,475,778	$32,538,865

TOTAL BONDS	$151,882	$136,025	$(15,857)

TOTAL PORTFOLIO	$25,088,795	$57,611,803	$32,523,008

DAXOR CORPORATION SUMMARY OF INVESTMENTS AS AT MARCH 31, 2005

ACCOUNT	COST	FAIR MARKET VALUE	TOTAL UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$22,970,824	$54,798,209	$31,827,385
TOTAL PREFERRED STOCK	$554,125	$899,843	$345,718

TOTAL EQUITIES	$23,524,949	$55,698,052	$32,173,103

TOTAL BONDS	$77,564	$28,400	$(49,164)

TOTAL PORTFOLIO	$23,602,513	$55,726,452	$32,123,939

Daxor Corporation
Summary of Proceeds Received and Market Valuation at 03/31/06
Put and Call Options

Total Proceeds Received on open positions at 12/31/05	Sale of Options from 01/01/06-03/31/06	Expirations and Assignments of Options from 01 /01/06-03/31/06	Proceeds Received on open positions at 03/31/06	Market Value at 3/31/2006	Unrealized Appreciation (Depreciation) at 03/31/06

$983,912	$1,526,594	$959,254	$1,551,252	$1,264,566	$286,686

Daxor Corporation
Summary of Proceeds Received and Market Valuation at 03/31/05
Put and Call Options

.
	Total Proceeds Received on open positions at 12/31/04	Sale of Options from 01/01/05-03/31/05	Expirations and Assignments of Options from 01 /01/05-03/31/05	Proceeds Received on open positions at 03/31/05	Market Value at 3/31/2005	Unrealized Appreciation (Depreciation) at 03/31/05

	$969,231	$483,073	$488,798	$963,506	$701,428	$262,078

Item 4. Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended.

During the calendar year ended December 31, 2005, as well as during the first quarter ended March 31, 2006, the Company had an insufficient amount of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2005, 2004 and 2003. As a result, the figures for the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005, which are presented in this document, required restatement from their previous filing. Management believes this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2005 and March 31, 2006 to be ineffective.

In late 2005, the Company hired a Controller, who is a Certified Public Accountant to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. In addition, the firm has temporarily hired two Certified Public Accountants to assist them in the work required to get the Company’s prior financial statements in accordance with all filing requirements. It is management’s intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

The Company’s management and board of directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting. It is management’s opinion that these new additions to the internal accounting staff will assist in the establishment of an effective design and operation of the internal control system and therefore, improve the quality of future period financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

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

DATE: May 19, 2006	By:	/s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D.,
President and Chief Executive
Officer

DATE: May 19, 2006	By:	/s/ STEPHEN FELDSCHUH

STEPHEN FELDSCHUH
Vice President of Operations
And Chief Financial Officer