Form 10-Q
period 2006-06-30
DAXOR CORP
filed 2006-08-14
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED JUNE 30, 2006
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                 No  ☒

           Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,627,226 OUTSTANDING AT July 31, 2006

COMMON STOCK PAR VALUE: $.O1 per share

DAXOR CORPORATION AND SUBSIDIARY

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

	Index to Financial Statements	2

	Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	F-1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 - (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 - (Unaudited)	F-3

	Notes to Condensed Consolidated Financial Statements - (Unaudited)	F-4-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11-12

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

DAXOR CORPORATION AND SUBSIDIARY

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Index to Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	F-1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 - (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 - (Unaudited)	F-3

	Notes to Condensed Consolidated Financial Statements - (Unaudited)	F-4-12

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED June 30, 2006	AUDITED December 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$28,646	$93,003
Available-for-sale securities	59,260,152	57,246,006
Other receivable	759,564	1,018,936
Accounts receivable, net of $34,163 in 2006 and $41,300 in 2005	219,701	131,592
Inventory	135,830	191,861
Prepaid expenses and other current assets	146,775	230,632

Total Current Assets	60,550,668	58,912,030

PROPERTY AND EQUIPMENT, NET	725,147	620,865
OTHER ASSETS	32,158	32,158

Total Assets	$61,307,973	$59,565,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$677,345	$512,024
Loans payable	5,619,317	7,083,372
Other Liabilities	759,564	1,302,797
Put and call options, at fair market value	1,479,372	772,803
Deferred revenue	11,324	90,468
Deferred taxes	12,058,720	11,058,788

Total Current Liabilities	20,605,642	20,820,252

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value Authorized - 10,000,000 shares Issued - 5,316,550 shares
Outstanding - 4,628,026 and 4,630,426 shares at June 30, 2006 and December 31, 2005, respectively	53,165	53,165
Additional paid in capital	10,350,382	10,303,901
Accumulated other comprehensive income	22,394,766	20,537,750
Retained earnings	13,721,025	13,625,687
Treasury stock, at cost	(5,817,007)	(5,775,702)

Total Stockholders’ Equity	40,702,331	38,744,801

Total Liabilities and Stockholders’ Equity	$61,307,973	$59,565,053

See accompanying notes to condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	June 30, 2006	RESTATED June 30, 2005

Revenues	$389,322	$287,690

Cost of sales	209,001	131,324

Gross profit	180,321	156,366

Selling, general and administrative expenses	1,705,927	1,353,427

Operating loss	(1,525,606)	(1,197,061)

Other income (expense):
Investment income (loss), net	1,746,073	(8,727)
Interest expense, net	(88,809)	(61,744)

Other income	2,662	2,465

Total other income (expense)	1,659,926	(68,006)

Net income (loss) before income taxes	134,320	(1,265,067)

Income tax expense	0	0

Net income (loss)	$134,320	$(1,265,067)

Weighted average number of shares outstanding - basic and diluted	4,629,626	4,644,126

Net income (loss) per common equivalent share - basic and diluted	$0.03	$(0.27)

F-2

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE SIX MONTHS ENDED

		RESTATED
	June 30, 2006	June 30, 2005

Revenues	$731,468	$588,046
Cost of sales	327,874	314,670

Gross profit	403,594	273,376

Selling, general and administrative expenses	3,201,319	2,708,494

Operating loss	(2,797,725)	(2,435,118)

Other income (expense):
Investment income, net	3,073,523	797,314
Interest expense, net	(185,790)	(103,712)

Other income	5,330	6,322

Total other income (expense)	2,893,063	699,924

Net income (loss) before income taxes	95,338	(1,735,194)

Income tax expense	0	0

Net income (loss)	$95,338	$(1,735,194)

Weighted average number of shares outstanding - basic and diluted	4,630,026	4,639,293

Net income (loss) per common equivalent share - basic and diluted	$0.02	$(0.37)

See accompanying notes to condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE SIX MONTHS ENDED

		RESTATED
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$95,338	$(1,735,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	74,311	46,299
Provision for doubtful accounts	(7,137)	—
Non-cash compensation expense associated with employee stock compensation plans	46,481	0
Gains on sale of investments, net	(1,490,210)	(771,956)
Mark to market adjustments on options & short sales	(583,679)	1,003,389

Change in assets and liabilities:
Increase in accounts receivable	(80,972)	(101,693)
Decrease (Increase) in prepaid expenses & other current assets	83,857	(12,347)
Decrease in inventory	56,031	—
Decrease in accounts payable and accrued liabilities	165,321	39,129
Increase (decrease) in other liabilities	(543,233)	6,435,603
Increase (decrease) in deferred revenue	(79,144)	143,535

Net cash (used in) provided by operating activities	(2,263,036)	5,046,765

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(178,593)	(150,911)
Unsettled short sales receivable	259,372	(5,916,250)
Purchase of investments	(6,018,036)	(4,609,706)
Purchases of put and call options	(14,250)	(23,442)
Sale of investments	6,468,366	1,647,535
Sales of put and call options	3,187,180	1,208,677

Net cash provided by (used in) investing activities	3,704,039	(7,844,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loans	8,945,020	6,676,111
Repayment of margin loans	(10,409,075)	(4,435,708)
Purchase of treasury stock	(41,305)	0
Proceeds from sale of treasury stock	0	551,850

Net cash (used in) provided by financing activities	(1,505,360)	2,792,253

Net increase in cash and cash equivalents	(64,357)	(5,079)
Cash and cash equivalents at beginning of period	93,003	5,079

Cash and cash equivalents at end of period	$28,646	$0

Supplementary Disclosures

Interest paid in the period	$187,014	$75,930
Income taxes paid in the period	$0	$0

See accompanying notes to condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 AND 2005

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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2005, 2004 and 2003, included in Daxor Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Principles of Consolidation

          The condensed consolidated financial statements include the accounts of Daxor Corporation and Scientific Medical Systems Corp, a wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 AND 2005 (Continued)

Segment Reporting

          The Company has two operating segments: Equipment Sales and Related Services, and Cryobanking and Related Services.

          The Equipment Sales and Related Services segment comprises the Blood Volume Analyzer equipment and related activity. This includes equipment sales, equipment rentals, equipment delivery fees, BVA-100 kit sales and service contract revenues.

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

Cash and Cash Equivalents

          Cash and cash equivalents include time deposits and short term investments with original maturities of three months or less. Normally, these short term investments consist of U.S. Treasury Bills. At June 30, 2006 and 2005, there were no short term investments included as cash equivalents.

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
June 30, 2006 and 2005 (Continued)

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

Investment Goals, Strategies and Policies

          The Company’s investment goals are capital preservation and maintaining returns on this capital with a high degree of safety. These goals are accomplished through the following strategies and policies:

          1.       The Company maintains a diversified securities portfolio comprised primarily of dividend bearing electric utility preferred and common stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will engage in short position up to 5% of the value of its portfolio. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

          2        Investment in speculative issues, including short sales, maximum of 5%.

          3.       Limited use of options to increase yearly investment income.

a.

The use of “Call” Options. Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the company’s investments. The risk of this strategy is that investments which the company may have preferred to retain can be called away. Therefore, a limitation of 20% is placed on the amount of stock on which options can be written. The amount of the portfolio on which options are actually written is usually between 3-10% of the portfolio. The historical turnover of the portfolio is such that the average holding period is in excess of 5 years for available for sale securities.

b.

The use of “Put” options. Put options are written on stocks which the company is willing to purchase. While the company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing company, or stocks being called away because call options have been written. The use of put options is a conservative strategy which enables the company to buy stocks at a lower price than the prevailing market. If the stock does not go to the put exercise price, then the company records the proceeds from the sale as income. If the put is exercised, the company obtains its stock at a lower price and has the additional benefit of a lower basis cost because the option price is incorporated into the cost basis.

c.

Speculative Short Sales/Short Options. The company limits its speculative transaction to 5% of the portfolio value of the assets. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the calls, the option is not exercised, and the company records the proceeds from the sale of the call as income. If the call is exercised, the company is then short the stock. The company then has the choice of covering the short stock, or selling a put against its short stock. If the put is exercised, then the short sale is covered. The company’s current accounting policy is to mark to the market each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 5% of its accounts, in actual practice the short stock positions usually account for less than 5% of the assets of the company.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005 (Continued)

          The income derived from these investments has been essential to offset the research and development, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both dividend income and capital. The Company has been able to achieve financial stability because of these returns, which covered a significant portion of the Company’s continuing losses from operations. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by Dr. Joseph Feldschuh, CEO, who devotes approximately 5 to 7.5 hours per week to this activity. He is assisted by a single part-time employee. No other member of the Company is involved in individual investment decisions.

Revenue Recognition

          The Company recognizes operational revenues from several sources. The first source is the sale of equipment, the Blood Volume Analyzer, to customers. The second source is the sale and associated shipping revenues of single-use radio isotope tracer doses (Volumex) that are injected into the patient and measured by the Blood Volume Analyzer. The third source of revenue is service contracts on the Blood Volume Analyzer, after it has been sold to a customer. The fourth source of revenue is the storage fees associated with cryobanked blood and semen specimens. The fifth is lab revenues from laboratory services, and the sixth is revenue from donor semen sales.

          The Company currently offers three different methods of purchasing the Blood Volume Analyzer equipment. A customer may purchase the equipment directly, lease the equipment, or rent the equipment on a month-to-month basis. The revenues generated by a direct sale or a monthly rental are recognized as revenue in the period in which the sale or rental occurs. If a customer selects the “lease” option, the Company refers the customer to a third party leasing company with whom it has established a relationship. If the lease is approved by the independent leasing company, the Company receives 100% of the sales proceeds from the leasing company and recognizes 100% of the revenue. The leasing company then deals directly with the customer with regard to lease payments and any related collections.

          The sales of the single-use radio isotope tracer doses (Volumex) that are used in conjunction with the Blood Volume Analyzer are recognized as revenue in the period in which the sale occurs.

          The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. Although the Company historically offered annual storage fee contracts, effective October 1, 2005, the Company only offers storage term contracts of three months or less.

Income Taxes

          The Company accounts for income taxes under the provisions of SFAS No. 109 - Accounting for Income Taxes. This pronouncement requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Comprehensive Income (Loss)

          The Company reports components of comprehensive income under the requirements of SFAS No. 130 -Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and requires certain transactions to be presented as separate components of stockholders’ equity. The Company currently reports the unrealized holding gains and losses on available-for-sale securities, net of deferred taxes, as accumulated other comprehensive income (loss).

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005 (Continued)

Product Warrantees and Related Liabilities

          When a Blood Volume Analyzer has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the unit. All major components of the equipment are purchased and warranteed by the original third party manufacturers. After the one year period expires, customers may purchase a service contract through the Company, which is usually offered in one-year increments. To date, the Company has not experienced any major mechanical failures on any equipment sold. In addition, the majority of the potential liability would revert to the original manufacturer. Due to this history, a liability has not been recorded with respect to product or warranty liability.

          Historically, service contracts were recorded by the Company as deferred revenue and were amortized into income in the period in which they were earned. Effective January 1, 2006, the company offers service contracts priced on an annual basis which are billed quarterly and revenue is earned in the same calendar quarter that it is billed. As at June 30, 2006 and December 31, 2005, deferred revenue pertaining to the historical service contracts was $2,250 and $6,583 respectively.

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

          Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company’s condensed consolidated financial statements as of, and for the six months ended June 30, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

          SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

          At June 30, 2006, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater.

          At June 30, 2006, there is a total unvested stock-based compensation expense of $37,184 and a total weighted average remaining term of .49 years. Total share-based compensation expense recognized in the Statement of Operations aggregated $46,481 for the six months ended June 30, 2006. Due to the Company’s history of losses, a tax benefit relating to this expense would not likely be realized by the Company. Accordingly, the Company has fully reserved against this tax benefit and no tax effect appears in these financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005 (Continued)

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

	Restated Three Months ended June 30, 2005	Restated Six Months ended June 30, 2005

Net loss as reported	$(1,265,067)	$(1,735,194)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(27,255)	(58,566)

Pro forma net loss	$(1,292,322)	$(1,793,760)

Net loss per common share:
Basic and diluted - as reported	$(0.27)	$(0.37)
Basic and diluted – proforma	$(0.28)	$(0.39)

          SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s condensed consolidated statement of operations over the requisite service periods. Share-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123. For options granted subsequent to December 31, 2005, compensation expense is based on the grant date fair value estimated in accordance with SFAS 123R. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under SFAS 123, in the proforma information required for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. Based on the Company’s option history, no forfeiture reserve has been established to date.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005 (Continued)

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

          The following table represents stock option activity for the six months ended June 30, 2006:

	Number of Shares	Exercise Price	Remaining Contract Life

Outstanding options at beginning of period	78,100	$19.44
Granted	23,400	21.44
Exercised	—	—
Canceled	(300)	21.45

Outstanding options at end of period	101,200	$19.90	1.76 Yrs.

Outstanding exercisable at end of period	72,100	$19.75	1.92 Yrs.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005 (Continued)

Reclassifications and Restatements

           Certain reclassifications have been made to the Company’s June 30, 2005 condensed consolidated financial statements to conform with the presentation of the June 30, 2006 condensed consolidated financial statements.

          The Company has corrected reporting errors in (restated) its June 30, 2005 financial information as originally released. These errors arose from the misapplication of generally accepted accounting principles and are described as follows:

1.

The first change in accounting principle is the appropriate valuation and classification of options and short sale activities. In compliance with SFAS No. 133 - Accounting for Derivate Instruments and Hedging Activities, the cost of these transactions has been marked-to-market and the adjustment has been reflected in the Statement of Operations. Under previous reporting, these options and short sale positions were not marked up/down to the fair market value at the time of financial reporting, but rather were carried at cost until the positions were closed. The impact of this restatement is indicated by (1) below.

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

3.

The third change in accounting principle relates to Revenue Recognition. Previously, the Company reported its cryobanking revenue under the cash method. As restated, these revenues are now appropriately reported under the accrual method, giving rise to a deferred income account, and proper matching of income and expense. The impact of this restatement is indicated by (3) below.

4.

The fourth and final change is the reclassification (regrouping) of certain account balances in order to present comparable financial statement information for all years presented. The largest reclassification pertained to labor costs that were categorized in “Cost of Sales” and “Selling, General and Administrative”.

The impact of these restatements to the three months ended June 30, 2005 is summarized as follows and is indexed as referenced above:

	Impact of Restatement Inccome (Expense)	Total Balances As Restated

Revenues
(1)	$0
(2)	0
(3)	25,602
(4)	(8,571)

Total	$17,031	$287,690

Cost of sales
(1)	$0
(2)	22,668
(3)	0
(4)	133,228

Total	$155,896	$131,324

Selling, general and administrative

(1)	$0
(2)	0
(3)	0
(4)	(148,242)

Total	$(148,242)	$1,353,427

Operating income (loss)
(1)	$0
(2)	22,668
(3)	25,602
(4)	(23,585)

Total	$24,685	$(1,197,061)

Other income (expense)
(1)	$(182,673)
(2)	0
(3)	0
(4)	(15,013)

Total	$(197,686)	$(68,006)

Net income (loss)
(1)	$(182,673)
(2)	22,668
(3)	25,602
(4)	(38,598)

Total	$(173,001)	$(1,265,067)

EPS - basic and diluted
(1)	$(0.04)
(2)	0.01
(3)	0.01
(4)	(0.01)

Total	$(0.03)	$(0.27)

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005 (Continued)

The impact of these restatements to the six months ended June 30, 2005 is summarized as follows and is indexed as referenced above:

	Impact of Restatement Income (Expense)	Total Balances As Restated
Revenues
(1)	$0
(2)	0
(3)	29,375
(4)	2,099

Total	$31,474	$588,046

Cost of sales
(1)	$0
(2)	11,972
(3)	0
(4)	502,927

Total	$514,899	$314,670

Selling, general and administrative
(1)	$0
(2)	0
(3)	0
(4)	(534,234)

Total	$(534,234)	$2,708,494

Operating income (loss)
(1)	$0
(2)	11,972
(3)	29,375
(4)	(29,208)

Total	$12,139	$(2,435,118)

Other income (expense)
(1)	$(305,838)
(2)	0
(3)	0
(4)	1,280

Total	$(304,558)	$699,924

Net income (loss)
(1)	$(305,838)
(2)	11,972
(3)	29,375
(4)	(27,928)

Total	$(292,419)	$(1,735,194)

EPS - basic and diluted
(1)	$(0.07)
(2)	0.01
(3)	0.01
(4)	(0.01)

Total	$(0.06)	$(0.37)

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005 (Continued)

(2) AVAILABLE-FOR-SALE SECURITIES

           Upon adoption of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss) in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities, as at June 30, 2006 and December 31, 2005, of approximately 138.9% and 123.2%, respectively, over its historical cost.

          In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been made net of the tax effect had these gains been realized.

          The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

		June 30, 2006

Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$24,622,020	59,071,562	34,809,762	(360,220)
Debt	184,646	188,590	19,569	(15,625)

Total	$24,806,666	59,260,152	34,829,331	(375,845)

		December 31, 2005

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$25,497,586	57,148,830	32,435,561	(784,317)
Debt	151,882	97,176	4,570	(59,276)

Total	$25,649,468	57,246,006	32,440,131	(843,593)

           At June 30, 2006 the securities held by the Company had a market value of $59,260,152 and a cost basis of $24,806,666 resulting in a net unrealized gain of $34,453,486 or 138.9% of cost.

           At December 31, 2005, the securities held by the Company had a market value of $57,246,006 and a cost basis of $25,649,468 resulting in a net unrealized gain of $31,596,538 or 123.2% of cost.

           At June 30, 2006 and December 31, 2005, marketable securities primarily consist of preferred and common stocks of utility companies, and are valued at fair value. Debt securities consist of Corporate Bonds & Notes. As at June 30, 2006, these items have a cost of $184,646 and are scheduled to mature at various dates through May 2048.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 AND 2005 (Continued)

(3) SEGMENT ANALYSIS

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

The following table summarizes the results of each segment described above for the three months ended June 30, 2006.

	June 30, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$287,894	$101,428	$—	$389,322

Cost of sales	(199,211)	(9,790)	—	(209,001)
Selling, general and administrative expenses	(1,599,806)	(106,121)	—	(1,705,927)

Operating loss	(1,511,123)	(14,483)	—	(1,525,606)

Investment income, net

Dividends			485,729	485,729
Gain on sales of securities, net	—	—	764,338	764,338
Mark to market of short positions	—	—	509,092	509,092
Administrative expenses relating to portfolio investments	—	—	(13,086)	(13,086)

Total Investment income, net	—	—	1,746,073	1,746,073

Interest expense, net		(197)	(88,612)	(88,809)

Other income	2,662			2,662

Income (loss) before income taxes	(1,508,461)	(14,680)	1,657,461	134,320

Income tax expense	—	—	—	—

Net income (loss)	$(1,508,461)	$(14,680)	$1,657,461	$134,320

Total assets	$1,168,074	$120,183	$60,019,716	$61,307,973

F-9

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 AND 2005 (Continued)

The following table summarizes the results of each segment described above for the three months ended June 30, 2005.

	June 30, 2005

	Restated Equipment Sales & Related Services	Restated Cryobanking & Related Services	Restated Investment Activity	Restated Total

Revenues	$166,277	$121,413	$—	$287,690

Cost of sales	(130,475)	(849)	—	(131,324)
Selling, general and administrative expenses	(1,217,297)	(136,130)	—	(1,353,427)

Operating loss	(1,181,495)	(15,566)	—	(1,197,061)

Investment income

Dividends	—	—	491,232	491,232
Gain on sales of securities, net	—	—	382,315	382,315
Mark to market of short positions	—	—	(882,719)	(882,719)
Administrative expenses relating to portfolio investments	—	—	445	445

Total Investment income, net	—	—	(8,727)	(8,727)

Interest income (expense), net		33	(61,777)	(61,744)

Other income	2,465			2,465

Income (loss) before income taxes	(1,179,030)	(15,533)	(70,504)	(1,265,067)

Income tax expense	—	—	—	—

Net income (loss)	$(1,179,030)	$(15,533)	$(70,504)	$(1,265,067)

Total assets	$866,147	$285,632	$67,512,992	$68,664,771

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 AND 2005 (Continued)

The following table summarizes the results of each segment described above for the six months ended June 30, 2006.

	June 30, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$500,472	$230,996	$—	$731,468

Cost of sales	(308,995)	(18,879)	—	(327,874)
Selling, general and administrative expenses	(2,983,432)	(217,887)	—	(3,201,319)

Operating loss	(2,791,955)	(5,770)	—	(2,797,725)

Investment income, net

Dividends			1,036,551	1,036,551
Gain on sales of securities, net	—	—	1,474,539	1,474,539
Mark to market of short positions	—	—	583,679	583,679
Administrative expenses relating to portfolio investments	—	—	(21,246)	(21,246)

Total Investment income, net	—	—	3,073,523	3,073,523

Interest expense, net		(257)	(185,533)	(185,790)

Other income	5,330			5,330

Income (loss) before income taxes	(2,786,625)	(6,027)	2,887,990	95,338

Income tax expense	—	—	—	—

Net income (loss)	$(2,786,625)	$(6,027)	2,887,990	$95,338

Total assets	$1,168,074	$120,183	$60,019,716	$61,307,973

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 AND 2005 (Continued)

The following table summarizes the results of each segment described above for the six months ended June 30, 2005.

	June 30, 2005

	Restated Equipment Sales & Related Services	Restated Cryobanking & Related Services	Restated Investment Activity	Restated Total

Revenues	$338,990	$249,056	$—	$588,046

Cost of sales	(294,458)	(20,212)	—	(314,670)
Selling, general and administrative expenses	(2,482,537)	(225,957)	—	(2,708,494)

Operating income (loss)	(2,438,005)	2,887	—	(2,435,118)

Investment income

Dividends	—	—	1,029,352	1,029,352
Gain on sales of securities, net	—	—	771,351	771,351
Mark to market of short positions	—	—	(1,003,389)	(1,003,389)
Administrative expenses relating to portfolio investments	—	—

Total Investment income, net	—	—	797,314	797,314

Interest income (expense), net		194	(103,906)	(103,712)

Other income	6,322			6,322

Income (loss) before income taxes	(2,431,683)	3,081	693,408	(1,735,194)

Income tax expense	—	—	—	—

Net income (loss)	$(2,431,683)	$3,081	$693,408	$(1,735,194)

Total assets	$866,147	$285,632	$67,512,992	$68,664,771

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 AND 2005 (Continued)

4) PROPERTY AND EQUIPMENT

          Property and equipment as at June 30, 2006 and December 31, 2005, consists of:

	June 30, 2006	December 31, 2005

Machinery and equipment	$1,468,234	$1,297,120
Furniture and fixtures	335,649	330,593
Leasehold improvements	295,530	295,530

Total Cost	$2,099,413	$1,923,243

Accumulated depreciation	(1,374,266)	(1,302,378)

Property and equipment, net	$725,147	$620,865

Depreciation expense for the three months ended June 30, 2006 and 2005 was $ 39,660 and $25,373, respectively. Depreciation expense for the six months ended June 30, 2006 and 2005 was $74,311 and $46,299, respectively.

(5) LOANS PAYABLE

          At June 30, 2006 and December 31, 2005, the Company has a bank note payable of $1,500,000 with an annual option to renew. This note is classified as a current liability. The note bears interest at approximately 5.95% and is secured by certain marketable securities of the Company. The interest expense on this note for the three months ended June 30, 2006 and 2005 was $22,560 and $16,330, respectively. The interest expense on this note for the six months ended June 30, 2006 and 2005 was $42,760 and $27,976, respectively.

          Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $4,119,317 at June 30, 2006 and $ 5,583,372 at December 31, 2005.

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

The following summarizes the Company’s Put and Call Options as of June 30, 2006 and December 31, 2005.

Put and Call Options	Selling price	Fair Market value	Unrealized Gain/(Loss)

June 30, 2006	2,274,161	1,479,372	794,789
December 31, 2005	983,912	772,803	211,109

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 AND 2005 (Continued)

(7) CURRENT INCOME TAXES

          The Company, due to current losses and loss carry forwards from previous years, has not accrued or paid taxes based on income. It has, however, paid State and City taxes which were assessed on its Capital Base. In accordance with SFAS No. 109 - Accounting for Income Taxes, these Capital Base assessments were not classified as income taxes and are included as part of selling, general and administrative expenses.

(8) DEFERRED INCOME TAXES

          Deferred income taxes result from differences in the recognition of gains and losses on marketable securities, as well as operating loss carry forwards, for tax and financial statement purposes. The deferred income tax results in a liability for the marketable securities, while the operating loss carry forwards result in a deferred tax asset.

          The deferred tax liability that results from the marketable securities does not flow through the Statement of Operations due to the classification of the marketable securities as available-for-sale. Instead, the deferred tax liability is recorded against Accumulated Other Comprehensive Income in the Stockholders’ Equity section of the Balance Sheet.

          At June 30, 2006, the Company has approximately $16.7 million in net operating loss carryforwards. These losses will expire between the years ending December 31, 2015 and 2025 and give rise to deferred tax assets. However, a valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the history of losses and the variability of operating results.

          While the Company has a deferred tax liability on unrealized portfolio gains, at present it is not management’s intention to liquidate it’s holdings in order to utilize these loss carryovers.

          The deferred tax computations at June 30, 2006 and December 31, 2005, computed at federal statutory rates of 35%, are as follows:

	2006	2005

Deferred tax assets:
Net operating loss carry forwards	$5,878,673	$5,858,218
Valuation allowance	(5,878,673)	(5,858,218)

Total deferred tax assets	$0	$0

Deferred tax liabilities:
Fair market value adjustment for available-for-sale securities	$12,058,720	$11,058,788

(9) RESEARCH AND DEVELOPMENT COSTS

          All research and development costs, as defined in SFAS No. 2 - Accounting for Research and Development Costs, are expensed in the period they are incurred. Research and development costs for the three months ended June 30, 2006 and 2005 were $628,143 and $491,933, respectively. Research and development costs for the six months ended June 30, 2006 and 2005 were $1,185,651 and $1,007,267 respectively. Research and development costs are included with selling, general and administrative expenses on the income statement.

(10) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued SFAS 123R, which requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted the standard on January 1, 2006 using the modified prospective method (See Note 1 to in these Consolidated Consolidated Financial Statements).

FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, referred to as SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. The Company adopted SFAS 154 on January 1, 2006, and it had no impact on the Condensed Consolidated Financial Statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is assessing the potential impact the adoption of this Interpretation may have on its financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

          During the year 2005 Medicare made an incorrect analysis of the cost for the radiopharmaceutical kit, Volumex which is used in conjunction with the BVA-100 Blood Volume Analyzer. The error was discovered in late 2005 and brought to the attention of the appropriate officials. However, the error was not corrected until the beginning of 2006. This had a negative impact on the Company’s ability to obtain BVA-100 trial agreements and to convert trial agreements into sales. Medical facilities are extremely cautious about receiving adequate reimbursement for any procedures they perform. Many insurance companies base their own reimbursement on Medicare fee schedules. The correction of this error is expected to lead to increased acceptance of blood volume measurement by various institutions.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 as compared with three months ended June 30, 2005:

Operating Revenues

          For the three months ended June 30, 2006, operating revenues increased to $389,322 vs. $287,690 in 2005, an increase of 35.3%. The increase was due primarily to an increase in blood volume kit sales which increased by 40.2% along with the sale of one Blood Volume Analyzer during the quarter. A major reason for the increase in kit sales is that there were 42 Blood Volume Analyzers installed at June 30, 2006 versus 30 instruments installed at June 30, 2005. As a result of the Medicare issue, the Company has extended the trial period for a number of hospitals so that they are better able to evaluate their total opportunity.

          Operating revenues for the cryobanking division, which includes both blood banking and semen banking, decreased from $121,413 in 2005 to $101,428 in 2006, for a reduction of 16.4%. Of the $20k reduction, there was an $11k decrease in semen storage, $5k decrease in semen analysis, and the remaining decrease was associated with other lab services.

          During the three months ended June 30, 2006, the Company obtained a signed agreement from a New York area hospital establishing the nation’s first Blood Optimization Program through the Idant Laboratories subsidiary. As part of the program, the hospital will acquire a Blood Volume Analyzer to perform blood volume studies. The Company is in the process of negotiating with two other hospitals who have indicated an interest for a Blood Optimization Program (BOP). These contracts would also involve installation of the BVA-100 Blood Volume Analyzer as well as use of frozen blood storage for patients undergoing elective surgery. This type of program would enable the patient to store their own blood well in advance of surgery and avoid being anemic at the time of surgery. Administrative review procedures for such contracts can take a year, or longer.

          Total S G & A (selling, general and administrative) costs for Daxor and the BVA segment were $1,599,806 for the three months ended June 30, 2006 vs. $1,217,297 for the same period in 2005, for an increase of 31.4%. Total Research & Development for the Company was $628,143 as of June 30, 2006 vs. $491,933 in 2005. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomeril Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          For the three months ended June 30, 2006, the sales from Volumex were up 37.1% on dollar sales of $203,599 in 2006 from 148,454 in 2005. However, the quantity of kits sold was up 40.2%. Costs of goods sold for Volumex increased to $86,125 from $69,586 in 2005. This is a 23.7% increase year over year. It is directly attributed a modest increase from our vendor who fills and drop ships Volumex for us. We anticipate an improvement of our profit margins as soon as we pass along these price increases to our clients. The gross profit for Volumex for the quarter was $117,474 up from $78,868. The profit margin was up to 57.6% from the prior year of 53.1%. This is attributed to the newer accounts paying slightly higher prices than our older clients.

          For the three months ended June 30, 2006, total operating revenues and other total income for equipment sales and related services increased by 73.1% to $287,894 from $166,277 in 2005. In the three months ended June 30, 2006 there has been one sale for $65,000 of the BVA-100 Blood Volume Analyzer, along with five signed contracts for instruments on a trial basis. For the same period in 2005, there were no sales of BVA-100’s. This brings the six months ended June 30, 2006 total of signed trial agreements to eleven. In the first three quarters of 2005, Daxor had only seven signed trial agreements. In the fourth quarter of 2005, Daxor added seven additional trial agreements, for a total of 14 for 2005. The renewed interest in the instrument is directly attributable to the reinstatement of the Medicare reimbursement for Volumex. Trial agreements on a clinical basis require the Hospitals to pay for kits that they use while they have the equipment on a trial basis. The only exception are those facilities who are conducting research utilizing the BVA-100 and therefore, the Company has agreed to supply those Volumex doses free of charge (this includes the shipping costs and all disposables associated with the study).

          Total cost and expenses for cryobanking and related services were $115,911 for the three months ended June 30, 2006 vs. $137,379 for the same period in 2005, for a decrease of 15.6%. Operating revenues from cryobanking and other related services decreased by 16.4% to $101,428 in 2006 from $121,413 for the same period in 2005.

Dividend Income

Dividend income earned on the Company’s security portfolio for the three months ended June 30, 2006 was $485,729 versus $491,232 for the same period in 2005 for a decrease of 1.1%.

Investment Gains

Gains on the sale of investments were $764,338 for the three months ended June 30, 2006 versus $382,315 for the same period in 2005. For the current quarter, the Company had income from the marking to the market of short positions of $509,092 versus a loss of $882,719 for the same period in 2005. Interest expense net of interest income increased to $88,809 in 2006 versus $61,744 in 2005. Administrative expenses relating to portfolio investments were $13,086 in 2006 versus a credit of $445 for the same period. A detailed description of investment policies and historical records over the past 13 years was included in the recent 10K filing for year end December 31, 2005.

Operating Expenses

Daxor’s total expenses from operations for the second quarter of 2006 were $1,914,928 versus $1,484,751 in 2005 for an increase of 28.9%. A significant portion of the increase in operating costs were due to increased hiring of personnel for the expanded research and development as well as expanded marketing related to the blood volume analyzer. The Company had a major change in the blood volume analyzer which we previously detailed in our most recent filing. The Company intends to continue increasing the number of individuals assigned to direct sales of the BVA-100 as well as those tasked with increased education of the benefits of blood volume analysis and the related sales of Volumex. (See research and development costs in the Company’s 10-K filing for 2005).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six months ended June 30, 2006 as compared with six months ended June 30, 2005:

Operating Revenues

          For the six months ended June 30, 2006, operating revenues increased to $731,468 vs. $588,046 for the same period in 2005, an increase of 24.3%. The increase was due primarily to an increase in blood volume kit sales which increased by 31.8% and the sale of one blood volume analyzer instrument during the quarter. A major reason for the increase in kit sales is that there are 42 blood volume analyzers placed at June 30, 2006 versus 30 instruments at June 30, 2005. As a result of the Medicare issue, the Company has extended the trial period for a number of hospitals so they are better able to evaluate their total opportunity.

          Operating revenues for the cryobanking division, which includes both blood banking and sperm banking, decreased from $249,056 in 2005 to $230,996 in 2006, for a reduction of 7.2%.

          Total cost and expenses for the BVA segment were $3,292,427 for the six months ended June 30, 2006 vs. $2,776,995 for the same period in 2005, for an increase of 18.5%.

          Total cost and expenses for cryobanking and related services were $236,766 for the six months ended June 30, 2006 vs. $246,169 for the same period in 2005, for a decrease of $9,403 or 3.8%. Operating revenues from cryobanking and other related services decreased by 7.2% to $230,996 in 2006 from $249,056 for the same period in 2005.

Dividend Income

Dividend income earned on the Company’s security portfolio for the six months ended June 30, 2006 was $1,036,551 versus $1,029,352 for the same period in 2005 for an increase of 0.0%.

Investment Gains

Gains on the sale of investments were $1,474,539 for the six months ended June 30, 2006 versus $771,351 for the same period in 2005. For the six months ended June 30, 2006, the Company had income from the marking to the market of short positions of $583,679 versus a loss of $1,003,389 for the same period in 2005. Interest expense net of interest income increased to $185,790 in 2006 versus $103,906 in 2005. Administrative expenses relating to portfolio investments were $21,246 in 2006 versus 0 for the same period in 2005. A detailed description of investment policies and historical records over the past 13 years was included in the recent 10K filing for year end December 31, 2005.

Operating Expenses

Daxor’s total expenses from operations for the year to date second quarter of 2006 were $3,292,427 versus $2,776,995 in 2005 for an increase of 18.5%. A significant portion of the increase in operating costs were due to increased hiring of personnel for the expanded research and development as well as expanded marketing related to the blood volume analyzer. The Company had a major change in the blood volume analyzer which we previously detailed in our most recent filing. The Company intends to continue increasing the number of individuals assigned to direct sales of the BVA-100 as well as those tasked with increased education of the benefits of blood volume analysis and the related sales of Volumex. (See research and development cost in the Company’s 10-K filing for 2005).

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

          At June 30, 2006 the Company had total assets of $61,307,973 with stockholders’ equity of $40,702,331 as compared to total assets of $59,565,053 with stockholders’ equity of $38,744,801 at December 31, 2005. At June 30, 2006, the Company had a net unrealized gain on available for sale securities of $34,453,486 and a deferred tax liability of $12,058,720 for net unrealized capital gains on available-for-sale securities of $22,394,766. At December 31, 2005, the company had a net unrealized gain of $31,596,538 and a deferred tax liability of $11,058,788 for net unrealized capital gains on available-for-sale securities of $20,537,750. These amounts are included in the calculation of Total Stockholders’ Equity.

          At June 30, 2006, the Company’s available for sale securities had a fair market value of $59,260,152 with short-term loans of $5,619,317. The Company has current liabilities of $20,605,642, at June 30, 2006, which includes the deferred tax liability of $12,058,720. The deferred tax liability would be payable if the Company chose to sell its entire portfolio. The Company’s investment portfolio has been a critical source of supplemental income to offset the continuing losses from operations. Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past 10 years. The Company’s portfolio has maintained a net value above historical cost for each of the past 86 consecutive quarters.

          The Company currently has adequate resources for the current level of marketing and research and development expenses for the BVA-100 Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company may not, at the present time, have adequate resources to expand its marketing force to all areas of the country. The Company is simultaneously expanding its research and development efforts to develop additional instrumentation for renal function testing, specifically glomerular filtration testing. The Company will explore the potential for raising additional capital. The current primary focus will be on the BVA-100 Blood Volume Analyzer with respect to expenditure of resources. The Company anticipates hiring additional regional managers to the existing sales/marketing team. It is the goal of the marketing team to develop an individual sales team for each regional manager. The Company is also expanding its support services personnel. The decision to develop the marketing team was partially based on the anticipation of new publications in peer reviewed medical journals by current users of the Blood Volume Analyzer.

          All sales to leasing companies are non-recourse leases, which are not guaranteed by the Company. The Company sells, as well as offers to lease or rent the BVA-100 as part of the overall marketing plan. The Company also loans the instrument for a limited time period, however facilities evaluating the instrument must pay for the kits. All financing arrangements for customers are established through a relationship with third party institutions. The significance of this relationship is as sales through leases increases, Daxor will not have to diminish its capital outlay for equipment as these third party leasing providers will fund the net present value of the lease upon installation of the equipment. In an effort to obtain the best rates for our clients, the Company will also work with a few independent leasing firms. The Company will use its current financial reserves primarily for developing and marketing the Blood Volume Analyzer. The Company is evaluating various options to expand blood banking services in conjunction with the use of the Blood Volume Analyzer. Additional information on the Company is available on our website www.daxor.com.

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

The Company adopted SFAS No. 123R - Share-Based Payments, effective January 1, 2006, utilizing the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations. The Company recognized $ 46,481 in total stock-based compensation expense during the first six months of 2006. Total unvested stock-based compensation expense was $37,184 at June 30, 2006 and had a total weighted average remaining term of .49 years. See Footnote #1 for more information on stock-based compensation.

The following is a summary of the accounting policies that the Company has deemed critical for reporting purposes in form 10-Q at June 30, 2006. However, a comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2005 other than the adoption of SFAS No. 123R as described above.

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

Investment Goals, Strategies and Policies

          The Company’s investment goals are capital preservation and maintaining returns on this capital with a high degree of safety. These goals are accomplished through the following strategies and policies:

          1.          The Company maintains a diversified securities portfolio comprised primarily of dividend bearing electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will engage in short positions up to 5% of the value of its portfolio. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

2. Investment in speculative issues, including short sales, are a maximum of 5%.

3. Limited use of options to increase yearly investment income.

a. The use of “Call” Options. Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the company’s investments. The risk of this strategy is that investments may be called away, which the company may have preferred to retain. Therefore, a limitation of 20% is placed on the amount of stock on which options which can be written. The amount of the portfolio on which options are actually written is usually between 3-10% of the portfolio. The historical turnover of the portfolio is such that the average holding period is in excess of 5 years.

b. The use of “Put” options. Put options are written on stocks which the company is willing to purchase. While the company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing company, or stocks being called away because call options have been written. The use of put options is a conservative strategy which enables the company to buy stocks at a lower price than the prevailing market. If the stock does not go to the put exercise price, then the company records the proceeds from the unexercised option as income. If the put is exercised, the company obtains its stock at a lower price and has the additional benefit of a lower basis cost because the option price is incorporated into the cost basis.

c. Speculative Short Sales/Short Options. The company limits its speculative transactions to 5% of the portfolio value of the assets. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the calls, the option is not exercised and the company records the proceeds from the sale of the call as income. If the call is exercised, the company is then short the stock. The company then has the choice of covering the short stock, or selling a put against its short stock. If the put is exercised, then the short sale is covered. The company’s current accounting policy is to mark to the market each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 5% of its accounts, in actual practice the short stock positions usually account for less than 5% of the assets of the company.

          The income derived from these investments has been essential to help offset the research and development, operating and marketing expenses related to the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research and development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to maintain financial stability because of these returns, which have covered a significant portion of the Company’s continuing losses from operations. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by Dr. Joseph Feldschuh, CEO, who devotes approximately 5 to 7.5 hours per week to this activity. He is assisted by a single part-time employee. No other member of the Company is involved in individual investment decisions.

Revenue Recognition

          The Company recognizes operational revenues from several sources. The first source is the outright sale of equipment, the Blood Volume Analyzer, to customers. The second source is the sale and associated shipping revenues of single-use radio isotope tracer (Volumex) that are injected into the patient and measured by the Blood Volume Analyzer. The third source of revenue is service contracts on the Blood Volume Analyzer, after it has been sold to a customer. The fourth source of revenue is the storage fees associated with cryobanked blood and semen specimens. The fifth is lab revenues from laboratory services, and the sixth is revenue from semen sales.

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

          The sales of the single-use radio isotope tracer doses (Volumex) that are used in conjunction with the Blood Volume Analyzer are recognized as revenue in the period in which the sale occurred.

          When Blood Volume Analyzer equipment has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the equipment. After the one year period expires, customers may purchase a service contract through the Company, which is usually in one-year, three year or five year increments. These service contracts are billed quarterly and therefore the revenue is earned in the quarter invoiced.

          The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. Although the Company historically offered annual storage fee contracts, effective October 1, 2005, the Company only offers storage term contracts of three months or less.

Comprehensive Income (Loss)

          The Company reports components of comprehensive income under the requirements of SFAS No. 130 -Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and requires certain transactions to be presented as separate components of stockholders’ equity. The Company currently reports the unrealized holding gains and losses on available-for-sale securities, net of deferred taxes, as accumulated other comprehensive income (loss).

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

          To date, the Company has not experienced any major mechanical failures on any equipment sold. In addition, the majority of the potential liability would revert to the original manufacturer. Due to this favorable history, a liability has not been recorded with respect to product warranty liability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission’s rule related to market risk disclosure requires that the Company describe and quantify its potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors.

The Company is not are not exposed to market risks from changes in foreign currency rates. The Company maintains an investment portfolio primarily consisting of electric utility companies which are publicly traded common and preferred stock. These are categorized as available-for-sale securities.

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

Puts, calls and short sales, collectively referred to as short positions, are all marked to market for each reporting period and any gain or loss is recognized through the Statement of Operations and is a component of Investment income (loss).

The Company’s investment strategy is reviewed at least once a year, and more frequently as needed, at board meetings. The Company’s investing policy permits investment in non-electric utilities for up to 15% of the corporate portfolio value.

At June 30, 2006, unrealized gains were $34,829,331 and net unrealized losses were $(375,845) on available for sale securities for a ratio of 93 to 1. The results from option strategies are variable and within the past 5 years have represented from 2.1% to 33.2% of total investment income.

Certain utility preferred stocks have call provisions which may enable them to be called away from the company. The call price, in all instances, is higher than the Company’s cost for the stock. The yields on such preferred stocks may be significantly higher than current available yields. Such stocks, therefore, could not be replaced with similar yields. At June 30, 2006, approximately 1.9% of the Company’s available for sale securities are preferred stock.

The Company is at risk of having certain dividend bearing common stocks involuntarily removed from the portfolio as the result of a merger or acquisition in which cash is paid for the stock. There is a risk that the company may not be able to replace the stocks with holdings having a similar dividend yield.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the Company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to it’s diversity of holdings consisting of 68 separate stocks.

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT JUNE 30, 2006

		FAIR MARKET	TOTAL UNREALIZED
ACCOUNT	COST	VALUE	GAIN (LOSS)

TOTAL COMMON STOCK	$23,725,503	$57,866,470	$34,140,967
TOTAL PREFERRED STOCK	$896,517	$1,205,092	$308,575

TOTAL EQUITIES	$24,622,020	$59,071,562	$34,449,542

TOTAL BONDS	$184,646	$188,590	$3,944

TOTAL PORTFOLIO	$24,806,666	$59,260,152	$34,453,486

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT JUNE 30, 2005

		FAIR MARKET	TOTAL UNREALIZED
ACCOUNT	COST	VALUE	GAIN (LOSS)

TOTAL COMMON STOCK	$24,062,513	$60,412,096	$36,349,583
TOTAL PREFERRED STOCK	$579,125	$963,907	$384,782

TOTAL EQUITIES	$24,641,638	$61,376,003	$36,734,365

TOTAL BONDS	$231,824	$218,738	$(13,086)

TOTAL PORTFOLIO	$24,873,462	$61,594,741	$36,721,279

Daxor Corporation
Summary of Proceeds Received and Market Valuation at 06/30/06
Put and Call Options

Total Proceeds		Expirations and	Proceeds		Unrealized
Received on	Sale of	Assignments of	Received on	Market	Appreciation
open positions	Options from	Options from	open positions	Value at	(Depreciation)
at 12/31/05	01/01/06-06/30/06	01/01/06-06/30/06	at 06/30/06	6/30/2006	at 06/30/06

$ 983,912	$ 3,187,180	$ 1,896,931	$ 2,274,161	$ 1,479,372	$ 794,789

Daxor Corporation
Summary of Proceeds Received and Market Valuation at 06/30/05
Put and Call Options

Total Proceeds		Expirations and	Proceeds		Unrealized
Received on	Sale of	Assignments of	Received on	Market	Appreciation
open positions	Options from	Options from	open positions	Value at	(Depreciation)
at 12/31/04	01/01/05-06/30/05	01/01/05-06/30/05	at 06/30/05	6/30/2005	at 06/30/05

$ 969,231	$ 1,208,677	$ 1,071,856	$ 1,106,052	$ 1,005,323	$ 100,729

Item 4. Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

During the calendar year ended December 31, 2005, as well as during the six months ended June 30, 2006, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2005, 2004 and 2003. As a result, the figures for the three and six months ended June 30, 2005, which are presented in this document, required restatement from their previous filing. Management believes this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2005 and June 30, 2006 to be ineffective.

In late 2005, the Company hired a CPA to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. While there has been a tremendous improvement in the internal control system in the first six months of 2006, the system is still undergoing change in order to satisfy the requirements of appropriate internal controls. It is management’s intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

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

DATE: August 14, 2006	By:	/s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D.,
President and Chief Executive
Officer

DATE: August 14, 2006	By:	/s/ STEPHEN FELDSCHUH

STEPHEN FELDSCHUH
Vice President of Operations
And Chief Financial Officer