Form 10-K/A
period 2005-12-31
DAXOR CORP
filed 2006-11-09
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES Exchange Act of 1934

For the fiscal year ended: December 31, 2005
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 0-12248
Daxor Corporation
(Exact name of registrant as specified in its charter)

New York	13-2682108

( State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
☐ Yes ☒ No
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on as of March 31, 2006, the last day of the registrant’s most recently completed first fiscal quarter was $26,368,724. As of March 31, 2006, there were 4,630,426 shares of the Registrant’s common stock, par value $.01 per share, outstanding.
1

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant maintains an internet website at www.daxor.com for Daxor Corporation. For the Scientific Medical Systems subsidiary, the website is www.Idant.com. None of the information contained on this website is incorporated by reference into this Form 10-K or into any other document filed by the Registrant with the Securities and Exchange Commission.

EXPLANATORY NOTE

The Company is filing this amended 10-K (Form 10-K/A) for the year ended December 31, 2005 to provide detailed disclosure of the restatements and reclassifications that were only broadly presented in the original Form 10-K filed for December 31, 2005. These restatements and reclassifications pertained to the years ended December 31, 2005, 2004 and 2003, and were the result of changes in accounting principles, as well as segment reporting. For further details on these transactions, please refer to Item #7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Impact of Restatements and Reclassifications for 2005, 2004 and 2003”, and Notes 1 and 2 of the Financial Statements.

Please be advised that this newly included detail has been incorporated into all sections of this amended 10-K (Form 10-K/A) that refer to the years ended December 31, 2005, 2004 and 2003.

It is important to note that while the presentation of this information has been amended to include detail of the changes, the net loss and loss per share information for any year presented in this filing has not changed from the original Form 10-K filed for the year ended December 31, 2005.

Introductory Note: Forward Looking Statements

This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon reasonable assumptions when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe”, “plan”, “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future –tense or conditional constructions (“will”, “may,” “could,” “should,”, etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed throughout this Annual Report on Form 10-K, including the section entitled “Risk Factors”. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

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

Instead of accurate blood volume measurement, physicians who needed to assess volume status commonly used clinical assessment with physical examination or standard surrogate, or proxy, tests such as hemoglobin and hematocrit. However, these methods have frequently been found to be inadequate determinations of total blood volume. The only time the hematocrit or hemoglobin is accurate is when the patient’s volume status is normal. If the total blood volume is off, then the use of these tests can produce misguided information. Hemoglobin and hematocrit testing measure only the thickness of the blood (percentage of red cells to plasma within the blood) and not the actual volume. Physical Symptoms are not reliable indicators of blood volume status. In acute situations, such as during surgical blood loss or after trauma, it may take as long as 24 to 72 hours for the hematocrit to reasonably reflect the degree of blood loss.

An additional problem was the difficulty of calculating an accurate normal blood volume for a specific individual. Daxor’s Chief Scientific Officer published his findings in Circulation in April 1977 which showed that normal blood volume has varied in relation to the degree of deviation from ideal weight. A leaner individual has a higher blood volume percentage of body weight as compared to an obese individual. The computations for an individual’s normal expected blood volume were complex and time consuming, and frequently simpler norms incorporating body weight or body surface area were used. These norms, however, are known to have systematic errors for individuals who are lean, obese, short, or tall.

The BVA-100® Blood Volume Analyzer enables rapid, reliable measurement of blood volume. The Company’s patented injection and collection kit, Volumex, utilizes Albumin I-131, a classic tracer used for blood volume measurement. The kit includes two matching standards and a pre-measured volumetric flow-through chamber that contains the radiopharmaceutical. This kit eliminates most of the previous time consuming steps to prepare for a blood volume as well as improving accuracy. The BVA-100 software automatically calculates the blood volume evaluates the statistical reliability of the measurement, and compares the results to the most accurate known predicted norm, which is a function of the patient’s height, weight and gender. Results are available within 60 to 90 minutes. In emergency situations, preliminary results can be available within 20 to 25 minutes.

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

Daxor has worked extensively with the facilities who have published research studies to help them to publication. Daxor has provided these facilities with use of equipment, training, ongoing consultation and help with interpretation and display of results. For certain research projects, Daxor has also provided the Volumex doses and financial support. The Company believes that supporting these initial studies will result in increased acceptance and utilization of the BVA-100 Blood Volume Analyzer.

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

In the May 2004 issue of the American Journal of Cardiology, Dr. Ana-Silvia Androne , Dr. Stuart Katz and their colleagues at Columbia Presbyterian Medical Center published a landmark study utilizing the BVA-100® to measure blood volume in NYHA Class III and IV heart failure patients. In this observational study, cardiologists treated the patients according to their usual clinical guidelines without incorporating blood volume measurement which was performed on the patients. Patients were categorized as hypovolemic, normovolemic, or hypervolemic, and their outcomes over time were recorded. At the end of one year, 39% of the hypervolemic patients had died or received an urgent heart transplant. In contrast, none of the normovolemic or hypovolemic patients died or received an urgent transplant. At the end of two years, 55% of hypervolemic patients had died or received an urgent heart transplant, while the normovolemic patients continued to have a 0% mortality rate. This study showed a remarkable correlation between blood volume and outcome and suggests that effectively treating patients to normovolemia promises to improve outcomes.

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

Dr. Mihae Yu and colleagues at Queens Medical Center in Honolulu, Hawaii, have been studying the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how results have influenced treatment decisions. In their most recent results, including 86 data points from 40 patients, blood volume measurement results led to a change in treatment plan 36% of the time. Among patients who received a pulmonary artery catheter (PAC) for hemodynamic measurements, treatment was changed 20% of the time. Among patients who did not receive PAC measurement, treatment was changed 45% of the time. Dr. Yu and colleagues, with Dr. Elizabeth Biuk as the senior author, have presented their findings at the Society of Critical Care 2006 annual meeting and their studies were featured in the November 2005 issue of Anesthesiology News. These studies are preliminary studies that should be followed up by additional evaluation of how incorporating blood volume measurement intro critical care treatment affects outcomes.

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

Hardware

•	The computer interface was upgraded from a separate CPU, CRT monitor, and keyboard to a panel PC with a mouse and touch screen.

•	Color printers were installed.

•	A USB connection for the multi channel analyzer (MCA) was installed.

•	A new control data board was installed.

•	A new dust cover design resulted in a decreased height requirement.

•	The internal housing was redesigned.

•	New sky shield housing, with added finger guards, was added.

•	The carousel was changed from Plexiglas to metal.

•	A sample guide for the carousel (hub cap) was added.

•	A rear Plexiglas plate was added.

•	The manual sensor used to determine the position of the carousel was upgraded to an optical sensor.

•	The carousel advance button was moved to the rear of the instrument.

•	The motor was converted from AC to DC.

•	The electrical grounding was improved

•	All internal mechanical parts were re-engineered to a tolerance of 5/1000.

•	A new lead design with better tolerance was installed.

Software

•	The system was designed to be both HIPPA and CLIA compliant.

•	The operating system was upgraded from DOS to Windows XP, using C-Sharp and Visual Basic, with over 500,000 lines of code and an additional 750,000 lines of hidden code in Visual Basic.

•	Text commands in the DOS system were replaced with screen options and easy to use on-screen buttons, resulting in easier navigation.

•	A touch screen keyboard was added for easily entering patient demographics.

•	Software for calibrating and adjusting the sensitivity of the touch screen was installed.

•	User friendly instructions were added to guide the user through entering data and placing the samples into the instrument.

•	Warnings/flags were provided to inform users of errors or questionable data, thus helping the end user generate statistically accurate results.
13

•	The time required for aberrant point elimination was reduced from over 25 minutes to 5 seconds. Instead of requiring the user to re-enter data and recalculate the entire blood volume, results are instantly recalculated with the erroneous point excluded.

•	A color screen and graphical software were added to graphically present results, including a bar graph of results and a color regression chart of blood volume points. A print screen function was added to enable color printing of results.

•	A 30 Gb hard drive, which can store a few hundred thousand patient tests and quality control tests, was added. This replaced a much smaller previous hard drive that could only store 200 patient tests. Data can also be backed up on a CD and restored.

•	Options were added allowing results to be saved as HTML, PDF, ASCII, Word and Excel files.

•	Options were added allowing BVA tests to be sorted by 6 different fields, 2 of which are customizable by the end user, thus making it easier to find saved tests.

•	A program for daily Quality Control (QC ) was installed that greatly simplifies and speeds up quality control

1. QC requires only two minutes of technician time and is completed in about 40 minutes.

2. Utilizes 4 barium sources that are at the nano curie level.

-	Checks for background radiation.

-	Checks each well for contamination.

-	Compares and contrasts matched standards provided with the Volumex injection kit.

-	Checks the gamma counter for centroid and full width half max (FWHM), the shape of the peak of the centroid, which cannot be to broad or too narrow.

-	Checks for linearity of the system. Each barium source is at a decrease in strength and therefore each source has its own rate of counts per minute. The decreasing rate of counts should be proportional to the strength of the check source (the barium).

•	An automatic system for calibrating the gamma counter was added. The user pushes two buttons and enters his or her initials, and the system performs the calibration and prints out a final report.

•	New software decreased the time required to install software upgrades.

•	New software, which performs preventative maintenance and contains diagnostic features for service calls, was installed.

•	A new manual calibration screen for Daxor technicians was added.

•	Programming was added to automatically adjust for daylight savings time and leap years. A separate section was also included in which date and time corrections can be entered with the mouse.

•	Individually customized laboratory operations manual (Standard Operating Procedures Manual – SOPM) and laminated flip charts were designed and are provide to all users, along with the Quick Users Guide, an abbreviated laboratory operations manual.

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

In addition to improving the BVA-100 itself, the Company has dedicated considerable time and effort to physician education. A limited number of account representatives work primarily to educate physicians (clinicians) on how best to utilize the instrument. The company also offers unlimited clinical assistance through the services of its Chief Scientist and CEO, Dr. Joseph Feldschuh, as well as Dr. Gary Fischman, PhD, Director of Research. Additional staff, including the Vice President of Marketing and a full time medical writer and statistician, devotes part or all of their time to supporting the development, completion, and publication of clinical studies. The Company continues to provide support for studies at various institutions. Support may consist of free use of blood volume analyzer equipment,Volumex kits, and support services from Daxor staff. The Company expects that there will be additional studies published in 2006 on research studies it has previously helped support. Previously published studies have documented the benefit of blood volume measurement in the intensive care unit and in cardiology. However, additional studies are needed for other institutions to provide further backup. For example, heart failure studies are continuing at Columbia Presbyterian Medical Center. The Company has unpublished data documenting the benefit of blood volume measurement using the BVA-100 in hypertension. Based on this data, we believe that African American patients, in particular, will benefit from the use of blood volume measurement in determining choice of therapy. Howard University in Washington, D.C. is expected to be a prime location for such studies. (Refer to previous sections on clinical conditions utilizing blood volume measurement.)

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

Later Beta Testing (2000-2002)

As a result of feedback from the initial testing, the Company recognized that it was essential for the instrument next to be placed in nationally recognized facilities. These facilities, because they worked with more complex conditions and had wider name recognition, were more likely to recognize the benefits of blood volume measurement and to publish study results. Additionally, studies from these prestigious institutions were more likely to be highly regarded by other facilities. The Company arranged for the loan of an instrument to the Cleveland Clinic, the Mayo Clinic, and NYU Medical Center. US News and World Report publishes an annual ranking of 6200 Hospitals in the United States. The Mayo Clinic and The Cleveland Clinic ranked respectively 2 and 3 in the annual ranking of hospitals. The Cleveland Clinic Cardiovascular Department ranked number 1 in the US. After trial periods lasting more than one year, these facilities purchased their instruments and paid for kits as they continued to utilize the Blood Volume Analyzer.

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

Needleless Injection System

The Company is reviewing an alternative injection kit system that can be used without a needle. Some intensive care units emphasize an elimination of needles wherever possible. The Volumex® kit is injected into an intravenous system flowing into the patient’s vein, rather than through a direct needle stick. A person using a kit who accidentally stuck himself would not be exposed to the patient’s blood; nevertheless, we think it would be an advantage if we can develop a needle less system.

Idant Semen Storage Client Identification

The Company is also exploring the submission of a patent for methodology of improving client identification in its semen bank. It is introducing additional patient protection for stored donor semen, which may be eligible for patent protection. In the 33 years of the Bank’s operations, it has never had a mix-up in any stored specimen.

CUSTOMERS

In the Company’s fiscal year ended December 31, 2005 there were two customers (hospitals) that accounted for 10% or more of the Company’s total consolidated sales. Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. These two hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

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

The Company has developed a web site (www.Idant.com) that will be helpful for marketing purposes.

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

Item 1A. Risk Factors

                The Company has incurred substantial operating losses over the past five years. These losses have mainly resulted from steadily increasing expenses for marketing and research and development as the Company attempts to build a market for it’s products. During this time, the Company has relied on income from investments to partially cover operating losses and provide the necessary funds for expanded research and development and marketing.

                At December 31, 2005, approximately 90% of the Company’s investment portfolio consists of utility stocks whose market value can be sensitive to rising interest rates. There is a risk that in an environment of rising interest rates that the market value of these stocks could decline and the utilities could reduce their dividend payments to compensate for increased interest expense. This could have an adverse effect on the Company’s ability to fund research and development and marketing efforts necessary to build a market for their products.

Item 1B. Unresolved Staff Comments

                The Company received an inquiry from the SEC regarding its accounting reporting, as well as questioning whether the company’s activities with respect to its cash management constituted a reason to designate it as an investment company. The accounting changes did not result in any material changes with respect to the company’s total income, assets or revenues, but did result in a shift in income. The company has an investment portfolio and a policy of cash management which has been in place for over 20 years. The company is heavily dependent on income from its investment activities. This investment company issue was raised in 1984/5, when the company had a secondary offering which raised approximately $7 million. The issue was again raised in 1992 with no action taken. In 2005, the issue was raised again.

There are a number of criteria, including assets and income which could qualify a company as an investment company or what is also termed an inadvertent investment company. Many companies in their research and development phase become an inadvertent investment company because they have little or no operating revenue and most of their income is derived from invested capital. The Investment Company Act, however, recognizes this and provides a number of Safe Harbor exemptions to avoid this designation. These exemptions include “(1) whether the company uses its securities and cash to finance its research and development activities; (2) whether the company has substantial research and development expenses and insignificant investment-related expenses; (3) whether the company invests in securities in a manner that is consistent with the preservation of its assets until needed to finance operations. If a company satisfies these factors, the remaining major factors of the traditional primary business test -- the company’s historical development, its public representations of policy, and the activities of its officers and directors – are examined: (taken from Section B – Research and Development Companies from Release No. IC-26077; File No. S7-47-02). Under rule 3a-8 as proposed, a company could rely on the rule’s nonexclusive safe harbor if it (a) had research and development expenses that were a substantial percentage of its total expenses for its last four fiscal quarters combined and that equaled at least half of its investment revenues for that period; (b) had investment-related expenses that did not exceed five percent of its total expenses for its last four fiscal quarters combined; (c) made its investments to conserve capital and liquidity until it used the funds in its primary business; and (d) was primarily engaged, directly or through a company or companies that it controls primarily, in a non-investment business, as evidenced by the activities of its officers, directors and employees, its public representation of policies, and its historical development. The company believes it meets these last criteria.

One of the Safe Harbor designations is to have 45% of liquid assets in government short term paper such as T-bills. In the case of Daxor, the company has not used the T-bill Safe Harbor designations. In Part II, Section 7A, we have provided a perspective of what would have occurred had we, in 1993, decided to avail ourselves of Safe Harbor provisions and invest the company’s assets in T-bills. The company is highly dependent on income from its investment portfolio. For the past 13 years the company has experienced an operating deficit as it expanded its research and development and marketing efforts. The company has had a firm policy of operating so that it will not find itself in the sudden position of imminent bankruptcy. From time to time the company has received offers of additional financing. Such financing which has been offered has been at very deleterious terms to existing shareholders. The company believes that as blood volume technology gains increasing acceptance, that it will be able to raise additional capital on more reasonable terms. The company also believes that the market for a safer alternative frozen blood banking system is very large but in the initial phases such a system the company would operate at a significant deficit for an indeterminate time. At the present time the company is focusing its efforts primarily on the blood volume analyzer but will explore opportunities for raising additional capital. The company is currently expanding its expenditure on blood banking

To provide additional understanding of what the Company’s financial status would be had we elected to utilize a Safe Harbor investment policy of T-bills, we have prepared a series of graphs derived from information from previous 10K filings. Examination of the graphs makes it apparent that the company would have been on the verge of bankruptcy in 2006 had it instituted a T-bill policy. The Company’s current investment policy does entail higher risks which were understood and approved by the members of the Board of Directors. The results of this investment policy have proven, over time, to be prudent. For 84 consecutive quarters the Company’s investment portfolio has always been above historical cost. If the Company had not followed this course, there is a high likelihood that it would have been bankrupt. We did not provide an analysis of what would have occurred had we done that in prior years from 1985 on, but it is clear from this analysis that the company would have already been bankrupt.

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

Item 2. Properties

In December 2002, the Company signed a new ten-year lease extension commencing January 1, 2003, for its existing facility at the Empire State Building. The Company has occupied this space since January 1992. The company currently occupies approximately 7,500 square feet. The lease has a two year option for renewal after ten years. There are options for an additional 18,000 square feet of space. The Company has a pilot manufacturing facility in Oak Ridge,Tennessee which is currently manufacturing the BVA-100 Blood Volume Analyzers, and where R&D activities are performed.

The Company subleases a small portion of its New York City office space to the President of the Company for 5 hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received in each of the years ended December 31, 2005, 2004 and 2003 was $9,750, $8,571 and $8,571. For the years ended December 31, 2005, 2004 and 2003 the Company had sublease income from non-affiliated third parties of $4,936, $6,674 and $7,000.

Item 3. Legal Proceedings

The Company had a suit which was filed in 2004 and dismissed in 2005. There are no other legal proceedings outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock is traded on the American Stock Exchange under the symbol DXR.

2005	High	Low

First Quarter	$23.44	$20.00
Second Quarter	$22.32	$18.90
Third Quarter	$19.25	$15.00
Fourth Quarter	$17.45	$13.60

2004	High	Low

First Quarter	$14.80	$13.95
Second Quarter	$21.85	$14.37
Third Quarter	$24.00	$19.00
Fourth Quarter	$24.60	$20.25

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

Item 6. Selected Financial Data. The following table sets forth certain selected financial data with respect to the Company. Operations Data:

Year Ended December 31,
	Restated 2005	Restated 2004	Restated 2003	2002	2001

Operating revenues	$1,343,538	$1,066,314	$1,013,647	$767,608	$591,692

Total revenues	$1,343,538	$1,066,314	$1,013,647	$767,608	$591,692

Costs and expenses:
Operations of laboratories & costs of production	565,742	251,622	246,206	805,985	814,657
Selling, general and administrative	5,692,989	4,356,559	3,846,836	2,050,546	1,482,438

Total costs and expenses	6,258,731	4,608,181	4,093,042	2,856,531	2,297,095

Loss from operations	(4,915,193)	(3,541,867)	(3,079,395)	(2,088,923)	(1,705,403)

Other Income and Expenses:
Dividend income	2,511,054	1,990,669	1,897,669	1,858,025	1,860,289
Gains on sale of investments	1,515,653	989,599	238,550	40,610	97,719
Mark to Market of Short Positions	(204,225)	266,807	115,871	0	0
Other revenues	14,686	15,245	15,571	35,694	166,676
Investment Recovery	75,000	0	0	0	0
Admin Expense relating to portfolio investments	(36,842)	(1,126)	0	0	0
Interest expense, net of Interest Income	(296,114)	(108,949)	(83,133)	(39,257)	(119,926)

Total Other Income and Expenses	3,579,212	3,152,245	2,184,528	1,895,072	2,004,758

Income (Loss) before income taxes	(1,335,981)	(389,622)	(894,867)	(193,851)	299,355

Provision for income taxes	0	0	0	0	0

Net income/(loss)	$(1,335,981)	$(389,622)	$(894,867)	$(193,851)	$299,355

Weighted average number of common shares outstanding - basic and diluted	4,638,384	4,615,993	4,645,700	4,662,947	4,664,909

Income (loss) per common equivalent share - basic and diluted	$(0.29)	$(0.08)	$(0.19)	$(0.04)	$0.06

Please note that three accounting principle changes were put into effect on January 1, 2003. The years ended December 31, 2002 and 2001 have not been restated to reflect these changes. Please refer to Item #7 – “Impact of Restatements and Reclassifications for 2004 and 2003” and Notes 1 and 2 of the Financial Statements for further information on these changes.

Selected Balance Sheet Data:

	Year Ended December 31,
	Restated 2005	Restated 2004	Restated 2003	2002	2001

Total assets	$59,565,053	$55,746,607	$48,752,533	$41,573,565	$43,540,153
Total liabilities*	$20,820,252	$15,493,319	$12,154,041	$8,026,668	$8,211,186
Stockholders’ equity	$38,744,801	$40,253,288	$36,598,492	$33,546,897	$35,328,967
Return on equity**	0.00%	0.00%	0.00%	0.00%	0.77%

*	Total liabilities include deferred taxes on unrealized gains.

**	Return on equity is calculated by dividing the Company’s net income or loss for the period by the stockholders’ equity at the beginning of the period
22

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

RECENT DEVELOPMENTS

During fiscal years 2005 and 2004, Daxor made major changes in the blood volume analyzer. It expanded its research and development staff (see R&D section). In January, 2005, it hired, on a permanent basis, the employees of Tennessee Valley Software, and leased a second site in Oak Ridge,Tennessee. Because of the ongoing changes the Company will be first ready to obtain an Underwriters Laboratories and a CE mark which is required for marketing in Europe in the second quarter of 2006. The Company has also recognized that it needs to expand research projects that will provide validation on a cost benefit basis for the blood volume analyzer.

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

RESULTS OF OPERATIONS

Operating Revenues

In 2005 revenue from operations was $1,343,538.vs. 2004 revenue from operations was $ 1,066,314 for an increase of 26%. In 2003, operating revenues were $1,013,647. The figures for 2004 and 2003 have been restated.

Idant Laboratories subsidiary contributed 44.0%, 48.5%, and 45.0% of operating revenues in 2005, 2004 and 2003 respectively. Equipment sales and kit sales increased from $643,592 to $751,071. In 2005 the Company sold only a single blood volume analyzer because hospitals which had equipment on trial delayed making a commitment because Medicare had made an error on reimbursement. This error was not corrected for 10 months. Despite this, kit sales increased 45% over 2004. Kit sales in 2004 increased 35% over 2003, and kit sales in 2003 increased 6% over 2002. 2,132 patients, utilizing the BVA-100, had blood volume measurements in 2005 vs. 1,474 in 2005, and 1,094 in 2003. Revenue from Cryobanking and related services increased in 2005 by $169,745 or 40.2% from 2004.

This was due mainly to a onetime receipt of royalty income of $97,729. This royalty income stemmed from the sale of a one-time use of the cryobanking technology of Idant Laboratories.

Dividend Income

Dividend income earned on the Company’s securities portfolio was $2,511,054 vs. $1,990,669 reported in 2004, for an increase of $520,385, or 26.1%. $402,896 of the increase was due to a one-time special stock dividend related to a utility company merger. In 2003, dividend income was $1,897,669.

Investment Gains

Gains on the sale of investments were $1,515,653 in 2005 vs. $989,599 in 2004, and $238,550 in 2003. The sum of dividend income plus investment gain from sale of securities was $4,026,707 in 2005, $2,980,268 in 2004, and $2,136,219 in 2003. .

Operating Expenses

Daxor’s expenses from operations totaled $6,258,731 in 2005; the loss from operations was $4,915,193 for 2005. In 2004 expenses from operations totaled $4,608,181; the loss from operations was $ 3,541,867 In 2003, expenses from operations totaled $4,093,042; the loss from operations totaled $3,079,395. The increase in operating expenses for 2005, 2004 and 2003 was due to additional hiring in each year of sales and marketing personnel for the Blood Volume Analyzer and costs of expanded research and development efforts.

The Company had a major change in its blood volume analyzer (see Research and Development). The Company intends to continue to expand its Research and Development efforts as well as its marketing efforts. The Company anticipated these increased operating expenses and intends to continue expanding its research and marketing staff. The Company experienced the largest operating loss in its history. These losses were only partially offset by investment company income. The Company has expanded its research staff in Oak Ridge, Tennessee and currently has a pilot manufacturing facility. In 2005 the Company reviewed plans for building a full scale manufacturing facility in Oak Ridge, Tennessee, which would enable it to manufacture both its own Volumex kits as well as build other advanced medical instruments such as an instrument to automate the glomerular filtration test. It was decided that the timing of the implementation of this plan would depend on the rate of acceptance of the blood volume analyzer by the medical community.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

At December 31, 2005, the Company had $20,820,252 in short-term debt vs. $15,493,319 in 2004. At year-end 2005, stockholders’ equity was $38,744,801 at year-end 2005 vs. total shareholder equity was $40,253,288; at year-end 2004. At December 31, 2005 the Company’s security portfolio had a market value of $57,246,006 vs. $54,806,400 in 2004. In 2005, the Company’s total liabilities and stockholders equity were $59,565,053 vs. $55,746,607 in 2004.

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The Company considers the following accounting policies to be critical accounting policies.

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
24

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

3. Investment in speculative issues, including short sales, maximum of 5%.

4. Limited use of options to increase yearly investment income.

a.	The use of “Call” Options. Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the company’s investments. The risk of this strategy is that investments the company may have preferred to retain can be called away. Therefore, a limitation of 20% is placed on the amount of stock on which options which can be written. The amount of the portfolio on which options are actually written is usually between 3-10% of the portfolio. The actual turnover of the portfolio is such that the average holding period is in excess of 5 years for available for sale securities.

b.	The use of “Put” options. Put options are written on stocks which the company is willing to purchase. While the company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing company, or stocks being called away because call options have been written. If the stock does not go below the put exercise price, the company records the proceeds from the sale as income. If the put is exercised, the cost basis is reduced by the proceeds received from the sale of the put option. There may be occasions where the cost basis of the stock is lower than the market price at the time the option is exercised.

c.	Speculative Short Sales/Short Options. The company limits its speculative transactions to no more than 5% of the value of the portfolio. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the calls, the option is not exercised, and the company records the proceeds from the sale of the call as income. If the call is exercised, the company will have a short position in the related stock. The company then has the choice of covering the short position or selling a put against it. If the put is exercised, the short position is covered. The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 5% of its accounts, in actual practice the short stock positions account for less than 5% of the assets of the company.

The income derived from these investments has been essential to offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which covered a significant portion of the Company’s continuing losses from operations. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by Dr. Joseph Feldschuh, CEO, who devotes approximately 10 to 15% of his time, or 7 to 7.5 hours per week to this activity. He is assisted by a single part-time employee. No other member of the Company is involved in individual investment decisions.

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

Product Warrantees and Related Liabilities

      The Company offers a one year warranty on the Blood Volume Analyzer equipment. This warranty is effective on the date of sale and covers all mechanical failures of the equipment. All major components of the equipment are purchased and warranted by the original 3rd party manufacturers.

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

Use of Estimates

              The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods.. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from those estimates

Income Taxes

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

Impact of Restatements and Reclassifications for 2005, 2004 and 2003

As a result of our 2005 annual audit, two changes in accounting principles were adopted retroactively to January 1, 2003 and three were adopted retroactive to January 1, 2004. These changes impacted the Balance Sheet, Statement of Operations and Cash Flow Statement for the years ended December 31, 2004 and 2003.

For the year ended December 31, 2005, $468,188 of salary expense which had originally been incorrectly classified as Costs of equipment sales and related services was reclassified to Selling, general and administrative; equipment sales and related services. Also, for the year ended December 31, 2005, $287,634 of salary expense which had originally been incorrectly classified as Costs of cryobanking and related services was reclassified to Selling, general and administrative; cryobanking and related services.

1)	Restatement - Change in revenue recognition for cryobanking from cash to accrual method. This change was made
26

retroactive to January 1, 2004. As of January 1, 2004, the method of invoicing customers was changed to allow for payment in one quarter of future quarters. Prior to January 1, 2004 cryobanking revenue was recognized as it was paid without any need for recording deferred revenue. The billing methodology was changed as of January 1, 2004 without any corresponding change in the accounting for storage revenue.

2)	Restatement - Change in valuation of certain investments (options and shorts) from cost to fair market value with the market adjustment reflected in the Statement of Operations. This change was made retroactive to January 1, 2003.

3)	Restatement - Change in the method of accounting for the blood volume analyzer equipment that is out on loan/rental from immediate expensing to capitalization and depreciation of the equipment over its estimated useful life. This change was made retroactive to January 1, 2003.

4)	Reclassification - Changes in account classifications to consistently present investment activity and segment reporting.

The following table presents the detailed impact of these changes to the Balance Sheets and Statements of Operations for the years ended December 31, 2004 and 2003:

	DECEMBER 31, 2004				DECEMBER 31, 2003

	As Originally Reported	Adjustments	Code	As Restated	As Originally Reported	Adjustments	Code	As Restated

BALANCE SHEETS

						73,892	1
		(46,262)	1			324,480	2
		(294,715)	4			(11,822)	4

Total Current Assets	$55,606,750	$(340,977)		$55,265,773	$47,927,891	$386,550		$48,314,441

		158,104	3			65,451	3

Property and equipment, net	$290,572	$158,104		$448,676	$303,373	$65,451		$368,824

Total Assets	$55,929,480	$(182,873)		$55,746,607	$48,300,532	$452,001		$48,752,533

		122,551	1			73,892	1
		(382,678)	2			208,609	2
		(294,715)	4			(11,822)	4

Total Current Liabilities	$16,048,161	$(554,842)		$15,493,319	$11,883,362	$270,679		$12,154,041

Total Liabilitites	$16,048,161	$(554,842)		$15,493,319	$11,883,362	$270,679		$12,154,041

		$(168,813)	1
		$382,678	2			$115,871	2
		$158,104	3			$65,451	3

Retained Earnings	$14,589,698	$371,969		$14,961,667	$15,169,967	$181,322		$15,351,289

Total Stockholders’ Equity	$39,881,319	$371,969		$40,253,288	$36,417,170	$181,322		$36,598,492

Total Liabilitites and Stockholders’ Equity	$55,929,480	$(182,873)		$55,746,607	$48,300,532	$452,001		$48,752,533

STATEMENTS OF OPERATIONS

		(152,092)	1

Total Revenues	$1,218,406	$(152,092)		$1,066,314	$1,013,647	—		$1,013,647

		(119,000)	3			(102,000)	3
		(870,967)	4			(1,141,058)	4

Total Costs of Sales	$1,241,589	(989,967)		$251,622	$1,489,264	(1,243,058)		$246,206

		26,347	3			36,549	3
		869,842	4			1,141,058	4

Total Selling, General & Administrative	$3,460,370	896,189		$4,356,559	$2,669,229	$1,177,607		$3,846,836

Loss from Operations	$(3,483,553)	$(58,314)		$(3,541,867)	$(3,144,846)	$65,451		$(3,079,395)

		248,960	2			115,871	2

Total Other Income (Expenses)	$2,903,285	$248,960		$3,152,245	$2,068,657	$115,871		$2,184,528

Income (Loss) Before Income Taxes	$(580,268)	$190,646		$(389,622)	$(1,076,189)	$181,322		$(894,867)

Net Income (Loss)	$(580,268)	$190,646	B	$(389,622)	$(1,076,189)	$181,322	A	$(894,867)

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.13)	$0.05		$(0.08)	$(0.23)	$0.04		$(0.19)

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 years

(Long-Term Debt Obligations)	0	0	0	0	0

(Capital Lease Obligations)[1]	0	0	0	0	0

(Operating Lease Obligations)	$2,841,480	315,720	631,440	631,440	1,262,880

(Purchase Obligations)	0	0	0	0	0

(Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP)	0	0	0	0	0

Total	$2,841,480	$315,720	$631,440	$631,440	$1,262,880

[1] This amount represents a total monthly rental fee of $26,310; Base rent of $22,167, additional space at 350 5th Avenue at $671; Rent for 2 separate locations in Oak Ridge, Tennessee is on a month-to-month basis, for a total of $3,472 per month. Each space can be cancelled at any time with no penalty with common courtesy notice.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In light of the Safe Harbor provisions so that a company could not be considered an investment company, we have done an analysis of what would have occurred if the company had elected to use a Safe Harbor provision instead of the cash management program that it developed which utilizes dividend paying utilities combined with option sales. It should be noted that it is not mandatory to utilize T-bills, only that it is a Safe Harbor provision, where one is not required to explain or justify that one is an operating company rather than in investment company. We elected to augment the company’s revenue rather than accept the Safe Harbor T-bill scenario. We understood that there were risks, and the concept was approved by the Board of Directors of Daxor before this policy was inaugurated. .

The Board of Directors reviews and approves the investment policy at least once a year. The policy is: 1) the primary investments are in electric utilities; no more than 5% of the company’s assets can be in “shorts” at any one time; 2)the company can continue to sell covered call options; sell naked put options on securities it is willing to own; 3) concentration of no more
28

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

Graph 1: Comparison of Net Earnings with Hypothetical Earnings That Would Have Resulted Had the Company Invested in Treasury Bills from 1993 to 2005 and Received a 2% Interest Rate

Net Income, Operations Income, and Adjusted Net Income, Assuming 2% Treasury Bill Interest

Year

Graph 1 illustrates three sets of data from 1993 to 2005: 1) the company’s reported net income from all sources, 2) the company’s operation income minus operating expenses, and 3) a hypothetical net income calculated assuming that, rather than following its existing investment policy, the Company had invested in Treasury Bills and received an interest rate of 2%.

From 1993 to 1995, the company reported a net profit despite increasing losses from operations. As can be seen, from 1993 through 1995, operating revenues did not cover expenses. From 1996-2002, despite heavy operating losses, the company was close to breaking even. In the years ended December 31, 2005, 2004 and 2003, the company lost $1,335,981, $389, 622 and $894,867 despite supplemental revenue from investments.

Had the company invested in Treasury Bills and received a 2% interest rate, all years would have shown a loss. From 1996-2002, the company would have lost approximately $2 million each year. In 2003, the company would have lost nearly $3 million, in 2004 over $3 million, and in 2005 over $5 million.

Graph 2: Comparison of Net Earnings with Hypothetical Earnings That Would Have Resulted Had the Company Invested in Treasury Bills from 1993 to 2005 and Received a 3% Interest Rate

Net Income, Operations Income, and Adjusted Net Income, Assuming 3% Treasury Bill Interest

Year

Graph 2 shows the same basic scenario as Graph 1, except that the hypothetical net income was calculated assuming a 3% interest rate from Treasury Bills. The results are similar to those from Graph 1, but the loss is slightly lower because of the 1% higher interest rate.

Graph 3: Hypothetical Change in Company Assets that Would Have Occurred Had Persistent Losses from Investment in Treasury Bills with a 2% Rate of Interest Forced the Company to Cover Losses by Liquidating Sections of its Portfolio

Marketable Securities at Cost and Revised Value of Sceurities Assuming 2% Treasury Bill Interest

Year

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

Graph 4: Hypothetical Change in Company Assets that Would Have Occurred Had Persistent Losses from Investment in Treasury Bills with a 3% Rate of Interest Forced the Company to Cover Losses by Liquidating Sections of its Portfolio

Marketable Securities at Cost and Revised Value of Sceurities Assuming 3% Treasury Bill Interest

Year

Graph 4 illustrates the same scenario as Graph 3, but assuming a 3% interest rate from Treasury Bills. The loss is somewhat less in this scenario, but by year end 2004, securities would have fallen to approximately $10 million, and the estimated value of the securities by 2005 would have been approximately $5 million.

Graph 5: Loans Payable per Year

Loans Payable per Year

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
31

Graph 6: Operating Revenues and Total Expenses from 1993 to 2005

Operating Revenues and Total Expenses 1993-2005

Year

Graph 6 illustrates operational revenues and total expenses from 1993 to 2005. Operational revenues dropped sharply between 1995 and 1996. Between 1998 and 1999, operational revenues began to recover, but they have not yet reached pre-1995 levels. Expenses were fairly constant between 1993 and 2001, but they have increased since 2001 because of the expansion in research, development, and marketing. Throughout the entire twelve years, operating expenses have consistently exceeded operating revenues.

Graph 7: Marketable Securities at Cost Compared to the Rate of Return

Marketable Securities at Cost and Rate of Return

Year

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

Summary of Actual Portfolio Investments

The company’s portfolio value is exposed to fluctuations in the general value of utilities. An increase of interest rates could affect the company in two ways: one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to it’s diversity of holdings. At December 31, 2005 and 2004, the company held 70 and 61 separate stocks, respectively.

Puts and calls are marked to market for each reporting period and any gain or loss is recognized through the Statement of Operations and labeled as “Mark to market of short positions”.

December 31, 2005 The following is summary information on the actual Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2005:

Description	Percent of Portflio Cost	Cost	Market Value	Unrealized Gains	Unrealized Losses	Dividends and Interest

Utililites-Common Stock	86.54%	$22,197,422	$53,697,422	$31,854,912	$(354,912)	$2,427,937
Non-Utilities Commn	9.04%	2,318,219	2,150,792	232,887	(400,314)	27,132
Total Common Stock	95.58%	$24,515,641	$55,848,214	$32,087,799	$(755,226)	$2,455,069
Utilities-Preferred Stock	3.59%	919,690	1,235,020	343,686	(28,356)	46,878
Non-Utilities-Preferred	.24%	62,255	65,596	4,076	(735)	3,395
Total Prefered Stock	3.83%	$981,945	$1,300,016	$347,762	$(29,091)	$50,273
Total Equities	99.41%	$25,497,586	$57,148,830	$32,435,561	$(784,317)	$2,505,342
Total Bonds	.59%	$151,881	$97,176	4,570	(59,275)	6,987
Total Portfolio	100.00%	$25,649,467	$57,246,006	$32,440,131	$(843,592)	$2,512,329

During the year ended December 31, 2005, the Company received $4,154 of dividends on stocks that were not in the Securities Portfolio at December 31, 2005. During the year the Company also received an additional $1,558 in money market dividends.

Summary of Put and Call Options at December 31, 2005

Description	Proceeds Received	Market Value	Unrealized Gains	Unrealized Losses

Puts	$657,116	$521,347	$202,628	$(66,859)
Calls	$326,796	$251,455	$83,583	$(8,242)
Total Puts and Calls	$983,912	$772,802	$286,211	$(75,101)

December 31, 2004 The following is summary information on the actual Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2004:

Description	Percent of Portflio Cost	Cost	Market Value	Unrealized Gains	Unrealized Losses	Dividends and Interest

Utililites-Common Stock	94.58%	$21,667,027	$53,105,703	$31,623,584	$(184,908)	$1,885,997
Non-Utilities Commn	2.54%	581,416	739,600	158,184		14,971
Total Common Stock	97.12%	$22,248,443	$53,845,303	$31,781,768	$(184,908)	$1,900,968
Utilities-Preferred Stock	2.26%	516,871	856,747	340,126	(250)	77,663
Non-Utilities-Preferred	.16%	37,254	39,600	3,606	(1,260)	2,793
Total Prefered Stock	2.42%	$554,125	$896,347	$343,732	$(1,510)	$80,456
Total Equities	99.54%	$22,802,568	$54,741,650	$32,125,500	$(186,418)	$1,981,424
Total Bonds	.46%	$105,212	$64,750	7,792	(48,254)	2,800

Total Portfolio	100.00%	$22,907,780	$54,806,400	$32,133,292	$(234,672)	$1,984,225

During the year ended December 31, 2004, the Company received $9,048 of dividends on stocks that were not in the Securities Portfolio at December 31, 2004. During the year the Company also received an additional $197 in money market dividends.

Summary of Put and Call Options at December 31, 2004

Description	Proceeds Received	Market Value	Unrealized Gains	Unrealized Losses

Puts	$874,096	$511,304	$371,221	$(8,429)
Calls	$95,134	$73,838	$31,977	$(10,681)
Total Puts and Calls	$969,230	$585,142	$403,198	$(19,110)

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

As discussed in Note 1, the Company has amended these consolidated financial statements and related footnotes for the year ended December 31, 2005.

As discussed in Note 2, the Company has restated its 2004 and 2003 consolidated financial statements.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, NJ

April 3, 2006, except for Notes 1 and 2, which are dated October 31, 2006.

DAXOR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS DAXOR CORPORATION CONSOLIDATED BALANCE SHEETS

	RESTATED	RESTATED	RESTATED

	December 31, 2005	December 31, 2004	December 31, 2003

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$93,003	$5,079	$3,324
Available-for-sale securities	57,246,006	54,806,400	47,399,159
Other Receivables	1,018,936	0	324,480
Accounts receivable, net of reserve of $41,300 in 2005, and 0 in 2004 and 2003	131,592	156,387	210,900

Inventory	191,861	139,338	146,185
Prepaid expenses and other current assets	230,632	158,569	230,393

Total Current Assets	58,912,030	55,265,773	48,314,441

Property and equipment, net	620,865	448,676	368,824
Other Assets	32,158	32,158	69,268

Total Assets	$59,565,053	$55,746,607	$48,752,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$512,024	$89,162	$186,709
Loans payable	7,083,372	3,818,570	2,814,764
Puts and calls, at fair market value	772,803	585,142	144,175
Other liabilities	1,302,797	14,898	403,420
Deferred revenue	90,468	140,016	73,892
Deferred taxes	11,058,788	10,845,531	8,531,081

Total Current Liabilities and Total Liabilities	20,820,252	15,493,319	12,154,041

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,316,550 shares
Outstanding – 4,630,426, 4,610,826 and 4,639,026 shares, respectively	53,165	53,097	53,097
Additional paid in capital	10,303,902	9,821,564	9,801,548
Accumulated other comprehensive income	20,537,750	21,053,089	16,560,334
Retained earnings	13,625,686	14,961,667	15,351,289
Treasury stock, at cost	(5,775,702)	(5,636,129)	(5,167,776)

Total Stockholders’ Equity	38,744,801	40,253,288	36,598,492

Total Liabilities and Stockholders’ Equity	$59,565,053	$55,746,607	$48,752,533

See accompanying notes to consolidated financial statements.
36

DAXOR CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31

	RESTATED 2005	RESTATED 2004	RESTATED 2003

Revenues:

Operating Revenues - Equipment sales and related services	751,071	643,592	559,169
Operating Revenues - Cryobanking and related services	592,467	422,722	454,478

Total Revenues	1,343,538	1,066,314	1,013,647

Costs of Sales:

Costs of equipment sales and related services	530,652	224,724	192,338

Costs of cryobanking and related services	35,090	26,898	53,868

Total Costs of Sales	565,742	251,622	246,206

Selling, General & Administrative Expenses:

Selling, general, and administrative; equipment sales and related services	5,199,555	3,882,490	3,409,436

Selling, general & administrative; cryobanking and related services	493,434	474,069	437,400

Total Selling, General & Adminstrative Expenses	5,692,989	4,356,559	3,846,836

Loss from Operations	(4,915,193)	(3,541,867)	(3,079,395)

Other income (expenses):

Dividend income – investment portfolio	2,511,054	1,990,669	1,897,669

Gains on sale of securities, net	1,515,653	989,599	238,550

Mark to market of short positions	(204,225)	266,807	115,871

Other revenues	14,686	15,245	15,571

Investment Recovery	75,000

Interest expense, net of interest income	(296,114)	(108,949)	(83,133)

Administrative expenses relating to portfolio investments *	(36,842)	(1,126)

Total Other Income, net	3,579,212	3,152,245	2,184,528

Loss Before Income Taxes	$(1,335,981)	$(389,622)	$(894,867)

Provision for income taxes	0	0	0

Net Loss	$(1,335,981)	$(389,622)	$(894,867)

Weighted average number of shares outstanding – basic and diluted	4,638,384	4,615,993	4,645,700

Net loss per common equivalent share – basic and diluted	$(0.29)	$(0.08)	$(0.19)

* Due to a change in computer systems and accounting software, the administrative expenses relating to portfolio investments is not available for the year ended December 31, 2003.
37

DAXOR CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31

	Restated	Restated	Restated

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,335,981)	$(389,622)	$(894,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	112,813	98,889	83,738
Provision for Bad Debt	41,300	0	0
Value of Shares Received as a Dividend	(402,896)	0	0
Gains on sale of investments	(1,515,653)	(989,599)	(238,550)
Marked to Market adjustments on options & shorts	204,225	(266,807)	(115,871)
Investment Recovery	(75,000)	0	0
Change in operating assets and operating liabilities:
(Increase)/decrease in accounts receivable (1)	24,795	54,513	1,079
(Increase) decrease in prepaid expenses & other current assets (1)	(72,063)	71,824	(14,705)
(Increase) decrease in inventory	(52,523)	6,847	3,040
Decrease in other assets	0	37,110	2,333
Increase (decrease) in accounts payable and accrued liabilities (1)	422,862	(97,547)	74,228
Increase (decrease) in other liabilities (1)	1,287,900	(388,522)	296,980
Increase in deferred income	(49,548)	66,124	73,892

Net cash used in operating activities	(1,409,769)	(1,796,790)	(728,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(285,002)	(178,741)	(113,687)
Unsettled trades receivable	(1,018,936)	324,480	(324,480)
Purchase of investments (2)	(24,092,647)	(3,411,302)	(351,810)
Purchases of put and call options (2)	(368,159)

Sales of investments (2)	21,279,360	3,832,384	0
Sales of put and call options (2)	3,059,531	676,254	682,304

Net cash provided by (used in) investing activities	(1,425,853)	1,243,075	(107,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	0	600,000	200,000
Proceeds from margin loans (2),(3)	5,530,857	6,864,404	868,060
Repayment of margin loans (2),(3)	(2,950,144)	(6,460,597)
Purchase of treasury stock	(219,020)	(474,334)	(272,131)
Proceeds from sale of treasury stock	561,853	25,997	30,736

Net cash provided by financing activities	2,923,546	555,470	826,665

Net increase (decrease) in cash and cash equivalents	87,924	1,755	(9,711)
Cash and cash equivalents at beginning of period	5,079	3,324	13,035

Cash and cash equivalents at end of period	$93,003	$5,079	$3,324

(1)	Changes in account classifications were made to consistently present investment activity and accrued liabilities as follows:

(a)	Accounts Receivable for the year ended December 31, 2005 only.

(b)	Prepaid expenses and other current assets for the years ended December 31, 2004 and 2003.

(c)	Accounts Payable and Accrued Expenses for the years ended December 31, 2004 and 2003.

(d)	Other Liabilities for the year ended December 31, 2003.

(2)	Due to a change in computer systems and accounting software, the information needed to disaggregate the cash flow activity for purchases and sales of investments, and proceeds from and repayments of margin loans, was not readily available for the year ended December 31, 2003, and is therefore shown “net”. For the years ended December 31, 2005 and 2004 these amounts have been disaggregated. The information needed to disaggregate the cash flow activity for purchases and sales of put and call options was available only for the year ended December 31, 2005.

(3)	As required by FAS 95 – Statement of Cash Flows, proceeds and repayment of margin loans which had originally been classified as Cash Flows from Investing Activities are now shown as Cash Flows from Financing Activities. For the year ended December 31, 2003, net loan proceeds of $868,060 were reclassified. For the year ended December 31, 2004, proceeds of $ 6,864,404 and repayments of $6,460,597 are now shown as Cash Flows from Financing activities. For the year ended December 31, 2005, the amounts reclassified were $5,530,857 and $2,950,144 respectively.

See accompanying notes to condensed consolidated financial statements
38

DAXOR CORPORATION STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock

	Number of Shares Outstanding	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total	Comprehensive Income (Loss)

Balances, December 31, 2002	4,656,784	$53,097	$9,798,232	$12,372,477	$16,246,156	$(4,923,065)	$33,546,897

Changes in unrealized gain on securities, net of $2,157,380 deferred taxes				4,187,857			4,187,857	4,187,857

Net loss					(894,867)		(894,867)	(894,867)

Sale of Treasury Stock	2,142		3,316			27,420	30,736

Purchase of Treasury Stock	(19,900)					(272,131)	(272,131)

Balances, December 31, 2003, as restated	4,639,026	53,097	9,801,548	16,560,334	15,351,289	(5,167,776)	36,598,492	$3,292,990

Change in unrealized gain on securities net of $2,314,450 deferred taxes				4,492,755			4,492,755	$4,492,755

Net loss					(389,622)		(389,622)	(389,622)

Sale of Treasury Stock	2,000		20,016			5,982	25,998

Purchase of Treasury Stock	(30,200)					(474,335)	(474,335)

Balances, December 31, 2004 as restated	4,610,826	53,097	$9,821,564	$21,053,089	$14,961,667	$(5,636,129)	$40,253,288	$4,103,133

Change in unrealized gain on securities, net of $213,257 deferred taxes				(515,339)			(515,339)	(515,339)
Share Adjustment		68	(68)

Net loss					(1,335,981)		(1,335,981)	(1,335,981)

Sale of Treasury Stock	27,500		482,406			79,447	561,853

Purchase of Treasury Stock	(7,900)					(219,020)	(219,020)

Balances, December 31, 2005	4,630,426	$53,165	$10,303,902	$20,537,750	$13,625,686	$(5,775,702)	$38,744,801	$(1,851,320)

DAXOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) EXPLANATORY NOTE – AMENDED FORM 10-K/A

The original Form 10-K filed by Daxor Corporation for the year ended December 31, 2005 included restatements and reclassifications for the comparative years ended December 31, 2004 and 2003. It fully disclosed the changes in accounting principles, as well as segment reporting, which necessitated these restatements and reclassifications. However, the original filing only disclosed the net effect of these changes to the financial statements and failed to provide the reader with the level of detailed disclosure that is required by U.S. generally accepted accounting principles. This Form 10-K for the year ended December 31, 2005 (Form 10-K/A, Amendment No. 1) has been amended to include this required disclosure, both in the financial statement presentation and the accompanying footnotes. Please note that while the Company has expanded its disclosure of the changes presented in the original Form 10-K filing for the year ended December, 31, 2005, the net loss and loss per share amounts have not changed for any of the years presented.

 (2) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Segment Information

The Company has two operating segments, one of which is comprised of the sale of blood volume analysis equipment and related services; the other segment is the cryobanking business conducted under a wholly-owned subsidiary, Scientific Medical Systems. This segment encompasses semen banking services, related testing, and long-term storage of frozen blood, primarily autologous blood for individual use. (See Note 16)

Cash and Cash Equivalents

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

Available-for-Sale Securities

Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies)that management has determined meet the definition of available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section of the Balance Sheet as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense). Historical cost is used by the Company to determine all gains and losses, and fair market value is obtained by readily available market quotes on all securities.

Puts and Calls at Fair Market Value

Put and call options are sold short on various stocks the company is willing to buy or sell. The premiums received are shown on the balance sheet as current liabilities under “Puts and Calls, at fair market value” until they are exercised or expire. This amount is reduced or increased at the end of each quarter by the mark to market adjustment which is recorded in accordance with SFAS No. 133-Accounting for Derivatives and Hedging Activities. These options are marked to market for each reporting period using readily available market quotes, and this fair value adjustment is recorded as a gain or loss in the Statement of Operations.

                Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire without being exercised are recorded as income in the period which they expire.

Other Liabilities

When a call option that has been sold short is exercised, this creates a short position in the related common stock. The recorded cost of these short positions is the amount received on the sale of the stock plus the proceeds received from the underlying call option. These positions are shown on the Balance Sheet as “Other Liabilities” and the carrying value is reduced or increased at the end of each quarter by the mark to market adjustment which is recorded in accordance with SFAS No. 115 – Accounting for Certain Investments in Debt and Equity Securities.

Investment Goals, Strategies & Policies

The Company’s investment goals, strategies and policies are as follows:

1.	The Company’s investment goals are capital preservation and maintaining returns on this capital with a high degree of safety.

2.	The Company maintains a diversified securities portfolio comprised primarily of electric utility preferred and common stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will engage in short position up to 5% of the value of its portfolio. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

3.	Investment in speculative issues, including short sales, maximum of 5%.

4.	Limited use of options to increase yearly investment income.

a.	The use of “Call” Options. Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the company’s investments. The risk of this strategy is that investments the company may have preferred to retain can be called away. Therefore, a limitation of 20% is placed on the amount of stock on which options which can be written. The amount of the portfolio on which options are actually written is usually between 3-10% of the portfolio. The actual turnover of the portfolio is such that the average holding period is in excess of 5 years for available for sale securities.

b.	The use of “Put” options. Put options are written on stocks which the company is willing to purchase. While the company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing company, or stocks being called away because call options have been written. If the stock does not go below the put exercise price, the company records the proceeds from the sale as income. If the put is exercised, the cost basis is reduced by the proceeds received from the sale of the put option. There may be occasions where the cost basis of the stock is lower than the market price at the time the option is exercised.

c.	Speculative Short Sales/Short Options. The company limits its speculative transactions to no more than 5% of the value of the portfolio. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the calls, the option is not exercised, and the company records the proceeds from the sale of the call as income. If the call is exercised, the company will have a short position in the related stock. The company then has the choice of covering the short position or selling a put against it. If the put is exercised, the short position is covered. The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 5% of its accounts, in actual practice the short stock positions account for less than 5% of the assets of the company.

The income derived from these investments has been essential to offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which covered a significant portion of the Company’s continuing losses from operations. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by Dr. Joseph Feldschuh, CEO, who devotes approximately 10 to 15% of his time, or 7 to 7.5 hours per week to this activity. He is assisted by a single part-time employee. No other member of the Company is involved in individual investment decisions.

Accounts Receivable

Accounts receivable are reviewed by the Company at the end of each reporting period to determine the collectibility based upon the aging of the balances and the history of the customer. As of December 31, 2005, the Company determined that a reserve of $41,300 should be placed against the outstanding receivable balance of $172,892. For the years ended December 31, 2004 and 2003, there was no reserve against the outstanding receivable balance.

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

Product Warranties and Related Liabilities

The Company offers a one year warranty on the Blood Volume Analyzer equipment. This warranty is effective on the date of sale and covers all mechanical failures of the equipment. All major components of the equipment are purchased and warranted by the original 3rd party manufacturers.

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

Research and Development

Costs associated with the development of new products are charged to operations as incurred. Research and development costs for the years ended December 31, 2005, 2004 and 2003 were $2,152,261, $1,566,115 and $1,246,526. These amounts have been calculated according to the criteria specified in SFAS No. 2 – Accounting for Research and Development Costs

Advertising Costs

Advertising expenditures relating to the advertising and marketing of the Company’s products and services are expensed in the period incurred.

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are based on the average number of common shares outstanding during each period, adjusted for the effects of outstanding stock options.

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

	2005	2004 Restated	2003 Restated

Net loss, as reported	$(1,335,981)	(389,622)	$(894,867)
Deduct total stock-based employee compensation expense determined under fair-value-based method, net of tax	(82,790)	(26,229)	(33,581)

Proforma net income (loss)	$(1,418,771)	$(415,851)	$(928,448)

Pro forma net income (loss) per common share: basic and diluted	$(.31)	$(.09)	$(.20)

In 2005 and 2004 a total of 25,000 and 25,700, respectively, of stock options were issued to various employees under the 2004 Stock Option Plan. No stock options were granted to employees in 2003. The weighted-average fair value per stock option granted in 2005 and 2004 was $3.40 and $2.96, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: no dividend yield, expected volatility of 28.65% and 22.74%, respectively, risk-free interest rates of 3.32% and 1.91%, respectively and an expected life of 2 and ¼ years for 2005 and 3 years for 2004.

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

Reclassifications and Restatements

For purposes of financial statement presentation in this Form 10-K/A, the Company has retroactively corrected three reporting errors. These errors occurred as a result of misapplication of generally accepted accounting principles and have required restatement of the financial statement information for the years ended December 31, 2004 and 2003. In addition, reclassification of account groupings have been made to the data for the years ended December 31, 2004 and 2003 in order to present comparable financial statement information to the year ended December 31, 2005.

For the year ended December 31, 2005, $468,188 of salary expense which had originally been incorrectly classified as Costs of equipment sales and related services was reclassified to Selling, general and administrative; equipment sales and related services. Also, for the year ended December 31, 2005, $287,634 of salary expense which had originally been incorrectly classified as Costs of cryobanking and related services was reclassified to Selling, general and administrative; cryobanking and related services.

(1) Restatement - The first change in accounting principle is Revenue Recognition. Previously, the Company reported its cryobanking revenue under the cash method. As restated, these revenues are now appropriately reported under the accrual method, giving rise to a deferred income account, and proper matching of income and expense. As of January 1, 2004, the method of invoicing customers was changed to allow for payment in one quarter of future quarters. Prior to January 1, 2004 cryobanking revenue was recognized as it was paid without any need for recording deferred revenue. The billing methodology was changed as of January 1, 2004 without any corresponding change in the accounting for storage revenue.

(2) Restatement - The second change in accounting principle is the appropriate capitalization and valuation of equipment that has been placed with customers as either a “loan” or “rental”. The Company has properly capitalized these equipment costs and correspondingly, depreciated them over the estimated useful life of the equipment. Under previous reporting, the Company expensed the cost of the equipment as the equipment was manufactured.

(3) Restatement - The third and final accounting principle change related to the appropriate valuation and classification of options and short sale activities. Per SFAS No. 133 – Accounting for Derivate Instruments and Hedging Activites, the cost of these transactions have been marked-to-market and the adjustment has been reflected in the Statement of Operations. Under previous reporting, these option and short sale positions were not marked up/down to the fair market value at the time of financial reporting, but rather were carried at cost until the positions were closed.

(4) Reclassification – Certain accounts balances have been reclassified (regrouped) in order to present comparable financial statement information for all years presented.

The following table presents the detailed impact of these changes to the Balance Sheets and Statements of Operations for the years ended December 31, 2004 and 2003:

	DECEMBER 31, 2004				DECEMBER 31, 2003

	As Originally Reported	Adjustments	Code	As Restated	As Originally Reported	Adjustments	Code	As Restated

BALANCE SHEETS
						73,892	1
		(46,262)	1			324,480	2
		(294,715)	4			(11,822)	4

Total Current Assets	$55,606,750	$(340,977)		$55,265,773	$47,927,891	$386,550		$48,314,441

		158,104	3			65,451	3

Property and equipment, net	$290,572	$158,104		$448,676	$303,373	$65,451		$368,824

Total Assets	$55,929,480	$(182,873)		$55,746,607	$48,300,532	$452,001		$48,752,533

		122,551	1			73,892	1
		382,678	2			208,609	2
		(294,715)	4			(11,822)	4

Total Current Liabilities	$16,048,161	$(554,842)		$15,493,319	$11,883,362	$270,679		$12,154,041

Total Liabilitites	$16,048,161	$(554,842)		$15,493,319	$11,883,362	$270,679		$12,154,041

		$(168,813)	1
		$382,678	2			$115,871	2
		$158,104	3			$65,451	3

Retained Earnings	$14,589,698	$371,969		$14,961,667	$15,169,967	$181,322		$15,351,289

Total Stockholders’ Equity	$39,881,319	$371,969		$40,253,288	$36,417,170	$181,322		$36,598,492

Total Liabilitites and Stockholders’ Equity	$55,929,480	$(182,873)		$55,746,607	$48,300,532	$452,001		$48,752,533

STATEMENTS OF OPERATIONS

		(152,092)	1

Total Revenues	$1,218,406	$(152,092)		$1,066,314	$1,013,647	—		$1,013,647

		(119,000)	3			(102,000)	3
		(870,967)	4			(1,141,058)	4

Total Costs of Sales	$1,241,589	$(989,967)		$251,622	$1,489,264	(1,243,058)		$246,206

		26,347	3			36,549	3
		869,842	4			1,141,058	4

Total Selling, General & Administrative	$3,460,370	$896,189		$4,356,559	$2,669,229	$1,177,607		$3,846,836

Loss from Operations	$(3,483,553)	$(58,314)		$(3,541,867)	$(3,144,846)	$65,451		$(3,079,395)

		248,960	2			115,871	2

Total Other Income (Expenses)	$2,903,285	$248,960		$3,152,245,	$2,068,657	$115,871		$2,184,528

Income (Loss) Before Income Taxes	$(580,268)	$190,646		$(389,622)	$(1,076,189)	$181,322		$(894,867)

Net Income (Loss)	$(580,268)	$190,646	B	$(389,622)	$(1,076,189)	$181,322	A	$(894,867)

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.13)	$0.05		$(0.08)	$(0.23)	$0.04		$(0.19)

(3) AVAILABLE-FOR-SALE SECURITIES

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

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

December 31, 2005

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$25,497,586	$57,148,830	$32,435,561	$(784,317)
Debt	151,881	97,176	4,570	(59,275)

Total	$25,649,467	$57,246,006	$32,440,131	$(843,592)

December 31, 2004

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$22,802,568	$54,741,650	$32,125,500	$(186,418)
Debt	105,212	64,750	7,792	(48,254)

Total	$22,907,780	$54,806,400	$32,133,292	$(234,672)

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

(4) PROPERTY AND EQUIPMENT Property and equipment as at December 31, 2005 and 2004, respectively, consist of:

	2005	Restated 2004	Restated 2003
Machinery and equipment	$1,297,120	$976,237	$829,689
Furniture and fixtures	330,593	329,050	325,635
Leasehold improvements	295,530	295,530	295,530

	1,923,243	1,600,817	1,450,854

Accumulated depreciation	(1,302,378)	(1,152,141)	(1,082,030)

Property and equipment, net	620,865	$448,676	$368,824

For the years ended December 31, 2005, 2004 and 2003, depreciation expense for the above listed assets was $112,813, $98,889, and $83,738 respectively.

(5) OTHER ASSETS

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

(6) LOANS PAYABLE

As at December 31, 2005, 2004 and 2003 the Company has a note payable of $1,500,000, $1,500,000 and $900,000 respectively, with a bank. The note matures each year, with an option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates in the initial year of borrowing, depending on the individual amount of each borrowing and the date each borrowing is made. Upon renewal of the note at year end, the interest rate is renewed at the bank’s prime lending rate.

The loans bear interest at approximately 4.28% at December 31, 2005 and 3.0% at December 31, 2004. These loans are secured by certain marketable securities of the Company.

Short term margin debt due to brokers is secured by the Company’s marketable securities and totaled $5,583,372 at December 31, 2005, $2,313,570 at December 31, 2004 and $1,914,764 at December 31, 2003.

SHORT-TERM BORROWINGS Years Ended December 31, 2005 and 2004

Column A	Column B	Column C	Column D	Column E	Column F

Category of aggregate short-term borrowings	Balance at the end of period	Weighted average interest rate at end of the period	Maximum amount outstanding during this period	Average amount outstanding during the period	Weighted average interest rates during the period

2005

Banks	$1,500,000	4.28%	$1,500,000	$1,389,041	4.28%

Brokers	$5,583,372	6.49%	$6,536,003	$4,506,053	5.46%

All Categories	$7,083,372	5.92%	$8,036,003	$5,895,094	5.18%

2004

Banks	$1,500,000	3.00%	$1,500,000	$1,449,041	3.00%

Brokers	$2,313,570	4.07%	3,058,894	2,167,566	3.56%

All Categories	$3,818,570	3.63%	$4,558,894	$3,616,607	3.34%

2003

Banks	$900,000	3.00%	$900,000	$883,014	3.07%

Brokers	$1,914,764	3.00%	2,345,940	1,343,335	3.87%

All Categories	$2,814,764	3.00%	$3,245,940	$2,226,349	3.55%

The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

(7) SHORT SALES OF SECURITIES

At December 31, 2005, 2004, and 2003 the Company maintained short positions in certain marketable securities. The liability for short sales o f securities is included in “Other Liabilities” in the accompanying balance sheets. These short positions were sold for $1,316,289, $4,930 and $370,489 at December 31, 2005, 2004 and 2003, respectively, and had respective market values of $1,302,798, $6,341 and $403,420, resulting in mark to market adjustments of $13,491, ($1,411) and $(32,931) at December 31, 2005, 2004, and 2003 respectively.

(8) STOCK OPTIONS

In June 2004, the Company created the 2004 Stock Option Plan in an effort to provide incentive to employees, officers, agents, consultants, and independent contractors through proprietary interest. The Board of Directors shall act as the Plan Administrator, and may issue these options at its discretion. The maximum number of shares that may be issued under this Plan is 200,000 or 5% of the Company’s outstanding shares, whichever is greater. Prior to June 2004, the Company issued options to various employees under the previous Stock Option Plan that was also administered by the Board of Directors. All issuances have varying vesting and expiration timelines. As at December 31, 2005, 2004 and 2003, 67,100, 36,800 and 37,800 of the outstanding options were exercisable, respectively.

Details of employee option activity are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2002	58,800	$15.47
Granted	—	—
Exercised	(1,000)	10.00
Cancelled/Expired	(20,000)	15.20

Outstanding, December 31, 2003	37,800	$15.76
Granted	25,700	20.10
Exercised	(1,000)	10.00
Cancelled/Expired	—	—

Outstanding, December 31, 2004	62,500	$17.64
Granted	25,000	23.96
Exercised	(3,200)	15.73
Cancelled/Expired	(6,200)	21.36

Outstanding, December 31, 2005	78,100	$19.44

Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable December 31, 2004	Weighted- Average Exercise Price

$13.01 - $15.60	20,000	1.75 years	$15.20	20,000	$15.20
$15.61 - $18.20	23,300	2.03 years	$17.23	22,300	$17.20
$18.21 - $20.80	300	3.35 years	$19.25	300	$19.25
$20.81 - $23.40	19,500	3.75 years	$22.18	13,500	$22.23
$23.41 and above	15,000	2.08 years	$24.98	11,000	$24.90

	78,100	2.40 years	$19.44	67,100	$18.89

In addition to the employee options described above, the Company issued 25,000 options to a non-employee consultant on March 1, 2002 at an exercise price of $21.00. These options were exercised during 2005.

(9) CURRENT INCOME TAXES The following is a reconciliation of the federal statutory tax rate of 35% for 2005, 2004 and 2003, with the provision for income taxes:

	2005	2004	2003

Statutory tax rate	(35)%	(35)%	(35)%
Loss not subject to taxation	35%	35%	35%

Provision for income taxes	0	0	0

Effective federal tax rate	0%	0%	0%

The Company, due to current losses and loss carry forwards from previous years, has not accrued or paid taxes based on income. It has, however, paid State and City taxes which were assessed on its Capital Base and/or personal holdings in that jurisdiction. In accordance with SFAS No. 109, Accounting for Income Taxes, these Capital Base assessments were not classified as income taxes.

(10) DEFERRED INCOME TAXES

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

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the history of losses and the variability of operating results. These net operating losses and corresponding expiration dates are as follows:

Net Operating Loss	Expiration Date - December 31;

$235,136	2015
$1,587,180	2016
$1,640,538	2017
$1,637,963	2018
$1,388,852	2019
$1,335,707	2020
$1,004,363	2021
$1,478,897	2022
$2,384,043	2023
$2,045,087	2024
$2,000,000	2025

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

(11) CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of marketable securities. The Company maintains its investments in four difference brokerage accounts, all of which are insured by Securities Investor Protection Corporation (SIPC). The limits of this insurance are up to $100,000 for the total amount of cash on deposit with each Broker, and up to $500,000 for the total amount of securities held by each Broker. Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at December 31, 2005, the fair market value of securities in excess of the SIPC insured limit is $57,246,006, while there is no cash on deposit in excess of the insured limit.

(12) RELATED PARTY TRANSACTIONS

The Company subleases a portion of its New York City office space to the President of the Company for 5 hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received in the years ended December 31, 2005, 2004 and 2003 was $9,750, $8,571 and $8,571.

(13) RESEARCH AND DEVELOPMENT EXPENSES

All research and development costs are expensed in the period they are incurred. Research and development costs for the years ended December 31, 2005, 2004 and 2003 were $2,152,261, $1,566,115 and $1,246,526. These amounts have been calculated according to the criteria specified in SFAS No. 2 – Accounting for Research and Development Costs.

(14) INTEREST EXPENSE AND INCOME

Interest expense was $319,145, $111,745, and $86,675, and interest income was $23,031, $2,795, and $3,542 in 2005, 2004, and 2003 respectively.

(15) COMMITMENTS AND CONTINGENCIES

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
Thereafter $293,151

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

(16) SEGEMENT REPORTING

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

The following tables summarize the results of each segment described above for the years ended December 31, 2005, 2004 and 2003.

	Restated December 31, 2005

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$751,071	592,467	—	$1,343,538
Cost of sales	530,652	35,090	—	565,742
Selling, general and administrative expenses	5,199,555	493,434	—	5,692,989

Operating income (loss)	(4,979,136)	63,943	—	(4,915,193)

Investment income, net
Dividends			2,511,054	2,511,054
Gain on sales of securities, net	—	—	1,515,653	1,515,653
Mark to market of short positions	—	—	(204,225)	(204,225)
Investment Recovery			75,000	75,000
Administrative expenses relating to portfolio investments	—	—	(36,842)	(36,842)

Total Investment income, net	—	—	3,860,640	3,860,640

Interest expense, net		803	(296,917)	(296,114)
Other income	13,850	836		14,686

Income (loss) before income taxes	(4,965,286)	65,582	3,563,723	(1,335,981)

Income tax expense	—	—	—	—

Net income (loss)	$(4,965,286)	65,582	3,563,723	$(1,335,981)

Total assets	$2,191,982	127,065	57,246,006	$59,565,053

	Restated December 31, 2004

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$643,592	422,722		$1,066,314
Cost of sales	224,724	26,898		251,622
Selling, general and administrative expenses	3,882,490	474,069		4,356,559

Operating income (loss)	(3,463,622)	(78,245)	—	(3,541,867)

Investment income
Dividends	—		1,990,669	1,990,669
Gain on sales of securities, net	—		989,599	989,599
Mark to market of short positions	—		266,807	266,807
Administrative expenses relating to portfolio investments *	—	—	(1,126)	(1,126)

Total Investment income, net	—	—	3,245,949	3,245,949

Interest expense, net			(108,949)	(108,949)
Other income	15,071	174		15,245

Income (loss) before income taxes	(3,448,551)	(78,071)	3,137,000	(389,622)

Income tax expense	—	—	—	—

Net income (loss)	$(3,448,551)	(78,071)	3,137,000	$(389,622)

Total assets	$904,837	35,370	54,806,400	$55,746,607

	Restated December 31, 2003

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$559,169	454,478	—	$1,013,647
Cost of sales	192,338	53,868	—	246,206
Selling, general and administrative expenses	3,409,436	437,400	—	3,846,836

Operating income (loss)	(3,042,605)	(36,790)	—	(3,079,395)

Investment income
Dividends	—	—	1,897,669	1,897,669
Gain on sales of securities, net	—	—	238,550	238,550
Mark to market of short positions	—	—	115,871	115,871
*Administrative expenses relating to portfolio investments	—	—

Total Investment income, net	—	—	2,252,090	2,252,090

Interest expense, net			(83,133)	(83,133)
Other income	15,571			15,571

Income (loss) before income taxes	(3,027,034)	(36,790)	2,168,957	(894,867)

Income tax expense	—	—	—	—

Net income (loss)	$(3,027,034)	(36,790)	2,168,957	$(894,867)

Total assets	$1,280,892	72,482	47,399,159	$48,752,533

* Due to a change in computer systems and accounting software, the administrative expenses relating to portfolio investments was not readily available for the year ended December 31, 2003.

(17) SELECTED FINANCIAL DATA

As a result of the audit a number of changes were made with respect to the profit and loss statement. The changes that were made, effective for 2004 through to the present, pertained to three areas:

(1).Change in revenue recognition for cryobanking from cash to accrual method.

(2.) Change in valuation of certain investments (options and shorts) – from cost to mark-to-market, with the Fair Market Value adjustment on the options and shorts running through the Statement of Operations.

(3).Change in the method of accounting for the blood volume analyzer equipment that is out on loan/rental. We now capitalize and depreciate the equipment instead of expensing it directly to cost of goods.

(4) Reclassification – Certain accounts balances have been reclassified (regrouped) in order to present comparable financial statement information for all years presented

Summary of Quarterly Financial Data for the Year Ended December 31, 2005

Description	Amount Originally Reported Quarter ended 03/31/05	Amount Restated Quarter ended 03/31/05	Difference			Reason		Amount Originally Reported Quarter ended 06/30/05	Amount Restated Quarter ended 06/30/05	Difference	Reason

Operating Revenues	$296,583	$300,356	$3,773	(1)				$270,659	$287,690	$17,031	(1) (4)	$ $	25,602 (8,571)
Operating Expenses	$1,527,717	$1,538,413	$10,696	(3) (4)	$ $	10,483 213		$1,492,405	$1,484,751	$(7,654)	(3) (4)	$ $	(22,667 15,013)
Other Income(Loss)	$891,095	$767,930	$(123,165)	(2) (4)	$ $	(122,952 (213	) )	$129,680	$(68,006)	$(197,686)	(2) (4)	$ $	(182,673 (15,013	) )
Net Loss	$(340,039)	$(470,127)	$(130,088)					$(1,092,066)	$(1,265,067)	$(173,001)
Loss Per Share	$(0.07)	$(0.10)	$(0.03)					$(0.24)	$(0.27)	$(0.03)
55

Description	Amount Originally Reported Quarter ended 09/30/05	Amount Restated Quarter ended 09/30/05	Difference	Reason			Quarter ended 12/31/05

Operating Revenues	$340,795	$447,652	$106,857	(1) (4)	$ $	9,128 97,729	$307,840
Operating Expenses	$1,622,515	$1,569,677	$(52,838)	(3) (4)	$ $	(54,119 1,281)	$1,665,890
Other Income	$2,277,541	$2,125,406	$(152,135)	(2) (3)	$ $	(150,854 (1,281))	$753,882
Net Income (Loss)	$995,821	$1,003,381	$7,560				$(604,168)
Income (Loss) Per Share	$.21	$.22	$.01				$(0.14)

The results for the quarter ended December 31, 2005 were not presented in the 10K for the year ended December 31, 2005 as originally filed which means there is no restatement of these figures.

Summary of Quarterly Financial Data for the Year Ended December 31, 2004

Description	Amount Originally Reported Quarter ended 03/31/04	Amount Restated Quarter ended 03/31/04		Difference	Reason	Amount Originally Reported Quarter ended 06/30/04	Amount Restated Quarter ended 06/30/04	Difference	Reason

Operating Revenues	$408,248		$294,364	$(113,884)	(1)	$254,735	$205,622	$(49,113)	(1)
Operating Expenses	$1,091,319		$1,099,909	$8,590	(3)	$1,182,167	$1,166,061	$(16,106)	(3)
Other Income(Loss)	$702,835		$772,684	$69,849	(2)	$665,971	$718,474	$52,503	(2)
Net Income (Loss)	$19,764		$(32,861)	$(52,625)		$(261,461)	$(241,965)	$19,496
Loss Per Share	$(0.00)	$	(0.01)	$(0.01)		0.$(0.05)	$(0.05)	.$0.00

Description	Amount Originally Reported Quarter ended 09/30/04	Amount Restated Quarter ended 09/30/04		Difference			Reason		Amount Originally Reported Quarter ended 12/31/04	Amount Restated Quarter ended 12/31/04	Difference	Reason

Operating Revenues	$277,975		$291,527	$13,552	(1) (4)	$ $	13,448 104		$277,448	$274,801	$(2,647)	(1)
Operating Expenses	$1,143,538		$1,132,634	$(10,904)	(3) (4)	$ $	(10,768 (136	) )	$1,284,935	$1,209,577	$(75,358)	(3) (4)	$ $	(58,651 (16,707	) )
Other Income(Loss)	$806,595		$855,111	$48,516	(2) (4)	$ $	48,756 (240)		$727,884	$805,976	$78,092	(2) (4)	$ $	61,385 16,707
Net Income (Loss)	$(58,968)		$14,004	$72,972					$(279,603)	$(128,800)	$(150,803)
Loss Per Share	$(0.01)	$	(0.00)	$0.01					$(0.06)	$(0.02)	$0.04

The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements that are included herein. The consolidated statements of operations data for the years ended December 31, 2002 and 2001 are derived from our audited financial statements that area not included in this Form 10-K. Those statements were audited by Frederick A. Kaden & Company and are not covered by the report of the independent registered accounting firm included herein.

Operations Data:

	Year Ended December 31,
	Restated 2005	Restated 2004	Restated 2003	2002	2001

Operating revenues	$1,343,538	$1,066,314	$1,013,647	$767,608	$591,692

Total revenues	$1,343,538	$1,066,314	$1,013,647	$767,608	$591,692

Costs and expenses:
Operations of laboratories & costs of production	565,742	251,622	246,206	805,985	814,657
Selling, general and administrative	5,692,989	4,356,559	3,846,836	2,050,546	1,482,438

Total costs and expenses	6,258,731	4,608,181	4,093,042	2,856,531	2,297,095

Loss from operations	(4,915,193)	(3,541,867)	(3,079,395)	(2,088,923)	(1,705,403)

Other Income and Expenses:
Dividend income	2,511,054	1,990,669	1,897,669	1,858,025	1,860,289
Gains on sale of investments	1,515,653	989,599	238,550	40,610	97,719
Mark to Market of Short Positions	(204,225)	266,807	115,871	0	0
Other revenues	14,686	15,245	15,571	35,694	166,676
Investment Recovery	75,000	0	0	0	0
Admin Expense relating to portfolio investments	(36,842)	(1,126)	0	0	0
Interest expense, net of Interest Income	(296,114)	(108,949)	(83,133)	(39,257)	(119,926)

Total Other Income and Expenses	3,579,212	3,152,245	2,184,528	1,895,072	2,004,758

Income (Loss) before income taxes	(1,335,981)	(389,622)	(894,867)	(193,851)	299,355

Provision for income taxes	0	0	0	0	0

Net income/(loss)	$(1,335,981)	$(389,622)	$(894,867)	$(193,851)	$299,355

Weighted average number of common shares outstanding - basic and diluted	4,638,384	4,615,993	4,645,700	4,662,947	4,664,909

Income (loss) per common equivalent share - basic and diluted	$(0.29)	$(0.08)	$(0.19)	$(0.04)	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None to report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

During the calendar year ended December 31, 2005, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the Commission. The evaluation revealed the following: insufficient controls over dissemination of information regarding non-routine and complex transactions by our accounting staff to our management, as well as incorrect treatment and lack of proper analysis of such transactions by our accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for the calendar years ended December 31, 2005, 2004 and 2003. As a result of these weaknesses, the figures for the years ended December 31, 2004 and 2003 which are presented in this document required restatement from their previous filing. Management believes the internal controls and disclosure controls and procedures in place at December 31, 2005 to be ineffective.

In late 2005, the Company hired a Controller, who is a Certified Public Accountant to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. The Company temporarily hired two Certified Public Accountants to assist with the work required to bring our prior financial statements into compliance with all reporting requirements. It is management’s intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

The Company’s management and Board of Directors are fully committed to the review and evaluation of our procedures and policies designed to assure effective internal control over financial reporting. It is the opinion of management that the additions to the internal accounting staff will assist in the establishment of an effective design and operation of the internal control system and will improve the quality of future period financial reporting.

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

Dated: November 9, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Feldschuh	President and Director	November 9, 2006
Principal Executive Officer
Joseph Feldschuh, M.D.

/s/ Stephen Feldschuh	Vice President of Operations	November 9, 2006
& Principal Accounting Officer
Stephen Feldschuh

/s/ Gary Fischman, PhD	Vice President	November 9, 2006

Gary Fischman, PhD

/s/ David Frankel	Corporate Treasurer	November 9, 2006

David Frankel

/s/ Diane M. Meegan	Corporate Secretary	November 9, 2006

Diane M. Meegan

/s/ Robert Willens	Director	November 9, 2006

Robert Willens

/s/ James Lombard	Director	November 9, 2006

James Lombard

/s/ Martin Wolpoff	Director	November 9, 2006

Martin Wolpoff

/s/ Stephen Valentine	Director	November 9, 2006

Stephen Valentine

Board of Directors:

Name	Title

Dr. Joseph Feldschuh	Chairman, President, & CEO
James Lombard	Director
Martin Wolpoff	Director
Robert Willens	Director
Stephen Valentine	Director
Philip Hudson	Director

