Form 10-Q
period 2006-09-30
DAXOR CORP
filed 2006-11-15
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED SEPTEMBER 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,618,826 OUTSTANDING AT October 31, 2006

COMMON STOCK
PAR VALUE: $.O1 per share

DAXOR CORPORATION AND SUBSIDIARY TABLE OF CONTENTS

DAXOR CORPORATION AND SUBSIDIARY

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Index to Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2006
	(Unaudited) and December 31, 2005 (Audited)	F-1

Condensed Consolidated Statements of Operations for the
	three months ended September 30, 2006 and 2005–(Unaudited)	F-2

Condensed Consolidated Statements of Operations for the
	nine months ended September 30, 2006 and 2005–(Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the
	nine months ended September 30, 2006 and 2005–(Unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements – (Unaudited)	F-5-19
2

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED September 30, 2006	AUDITED December 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$102,073	$93,003
Available-for-sale securities	62,275,112	57,246,006
Other receivable	3,424,648	1,018,936
Accounts receivable, net of $34,163 in 2006 and $41,300 in 2005	192,729	131,592
Inventory	241,162	191,861
Prepaid expenses and other current assets	100,173	230,632

Total Current Assets	66,335,897	58,912,030

PROPERTY AND EQUIPMENT, NET	743,677	620,865
OTHER ASSETS	32,158	32,158

Total Assets	$67,111,732	$59,565,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$491,538	$512,024
Loans payable	4,231,528	7,083,372
Other liabilities	4,673,294	1,302,797
Put and call options, at fair market value	2,400,768	772,803
Deferred revenue	5,673	90,468
Deferred taxes	13,305,511	11,058,788

Total Current Liabilities	25,108,312	20,820,252

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued – 5,316,550 shares
Outstanding – 4,621,426 and 4,630,426 shares at September 30, 2006 and December 31, 2005, respectively	53,165	53,165
Additional paid in capital	10,371,034	10,303,902
Accumulated other comprehensive income	24,710,236	20,537,750
Retained earnings	12,793,232	13,625,686
Treasury stock, at cost	(5,924,247)	(5,775,702)

Total Stockholders’ Equity	42,003,420	38,744,801

Total Liabilities and Stockholders’ Equity	$67,111,732	$59,565,053

See accompanying notes to unaudited condensed consolidated financial statements.
F-1

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	September 30, 2006	Restated September 30, 2005

Revenues	$420,140	$447,652
Cost of sales	140,525	84,832

Gross Profit	279,615	362,820

Selling, general and administrative expenses	1,522,999	1,484,845

Operating loss	(1,243,384)	(1,122,025)

Other income (expense):
Investment income, net	402,888	2,209,396
Interest expense, net	(92,957)	(89,698)

Other income	5,661	5,708

Total other income (expense)	315,592	2,125,406

Income (loss) before income taxes	(927,792)	1,003,381

Income tax expense	0	0

Net income (loss)	$(927,792)	$1,003,381

Weighted average number of shares outstanding - basic and diluted	4,623,493	4,642,926

Net income (loss) per common equivalent share - basic and diluted	$(0.20)	$0.22

F-2

DAXOR CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED] FOR THE NINE MONTHS ENDED

	September 30, 2006	Restated September 30, 2005

Revenues	$1,151,608	$1,035,698
Cost of sales	468,399	399,502

Gross Profit	683,209	636,196

Selling, general and administrative expenses	4,724,318	4,193,339

Operating loss	(4,041,109)	(3,557,143)

Other income (expense):
Investment income, net	3,476,411	3,006,710
Interest expense, net	(278,747)	(193,410)

Other income	10,991	12,030

Total other income (expense)	3,208,655	2,825,330

Loss before income taxes	(832,454)	(731,813)

Income tax expense	0	0

Net loss	$(832,454)	$(731,813)

Weighted average number of shares outstanding - basic and diluted	4,627,848	4,640,504

Net loss per common equivalent share - basic and diluted	$(0.18)	$(0.15)

See accompanying notes to unaudited condensed consolidated financial statements.
F-3

DAXOR CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED] FOR THE NINE MONTHS ENDED

	September 30, 2006	Restated September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(832,454)	$(731,813)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation & amortization	119,741	75,308
Provision for doubtful accounts	(7,137)
Value of Shares received as a dividend		(402,896)
Non-cash compensation expense associated with employee stock compensation plans	67,132	0
Gains on sale of investments	(2,041,145)	(1,170,107)
Mark to market adjustments on options & short sales	150,331	157,663

Change in assets and liabilities:
Increase in accounts receivable	(54,000)	(111,401)
Decrease (increase) in prepaid expenses & other current assets	130,459	(4,077)
Increase in inventory	(49,301)	0
Increase (decrease) in accounts payable and accrued liabilities	(20,486)	127,954
Increase in other liabilities	3,370,497	6,293,876
Increase (decrease) in deferred income	(84,795)	47,018

Net cash provided by operating activities	748,842	4,281,525

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(242,553)	(225,024)
Unsettled trades receivable	(2,405,712)	(3,824,948)
Purchase of investments	(11,561,803)	(14,363,609)
Purchases of put and call options	(58,100)	(48,542)
Sale of investments	11,829,733	12,473,244
Sales of put and call options	4,699,052	1,662,811

Net cash provided by (used in) investing activities	2,260,617	(4,326,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loans	16,485,258	18,424,149
Repayment of margin loans	(19,337,102)	(16,699,235)
Purchase of treasury stock	(148,545)	(30,012)
Proceeds from sale of treasury stock	0	551,850

Net cash (used in) provided by financing activities	(3,000,389)	2,246,752

Net increase in cash and cash equivalents	9,070	2,202,209
Cash and cash equivalents at beginning of period	93,003	5,079

Cash and cash equivalents at end of period	$102,073	$2,207,288

Supplementary Disclosures

Interest paid in the period	$281,230	$206,095
Income taxes paid in the period	$0	$0

See accompanying notes to unaudited condensed consolidated financial statements.
F-4

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 AND 2005 (Unaudited)

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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2005, 2004 and 2003, included in Daxor Corporation’s Annual Report on Form 10-K/A (Form 10-K/A, Amendment No. 1) for the fiscal year ended December 31, 2005.The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

                These condensed consolidated financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the consolidated financial statements included in the Annual Report on Form 10-K/A. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

Principles of Consolidation

                The condensed consolidated financial statements include the accounts of Daxor Corporation and Scientific Medical Systems Corp, a wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 AND 2005 (Continued) (Unaudited)

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

Use of Estimates

                In order to prepare financial statements that conform to the requirements of US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods. Actual results may differ from these estimates.

Cash and Cash Equivalents

                Cash and cash equivalents include time deposits and short term investments with original maturities of three months or less. Normally, these short term investments consist of U.S. Treasury Bills. At September 30, 2006 there were no short term investments included as cash equivalents. At September 30, 2005 there was $2,197,392 of U.S. Treasury Bills included as cash equivalents.

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

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 and 2005 (Continued) (Unaudited)

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

Investment Goals, Strategies and Policies

        The Company’s investment goals are capital preservation and maintaining returns on capital with a high degree of safety. These goals are accomplished through the following strategies and policies:

1.	The Company maintains a diversified securities portfolio comprised primarily of dividend bearing electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will periodically have short positions of up to 5% of the value of its portfolio. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

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
F-7

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 and 2005 (Continued) (Unaudited)

                The income derived from these investments has been essential to offset the research and development, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both dividend income and capital. The Company has been able to achieve financial stability because of these returns, which covered a significant portion of the Company’s continuing losses from operations. The Company’s investment policy is reviewed at least once annually by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by Dr. Joseph Feldschuh, CEO, who devotes approximately 5 to 7.5 hours per week to this activity. He is assisted by a single part-time employee. No other member of the Company is involved in individual investment decisions.

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

Income Taxes

                The Company accounts for income taxes under the provisions of SFAS No. 109 - Accounting for Income Taxes. This pronouncement requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 and 2005 (Continued) (Unaudited)

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

                 Historically, service contracts were recorded by the Company as deferred revenue and were amortized into income in the period in which they were earned. Effective January 1, 2006, the company offers service contracts priced on an annual basis which are billed quarterly and revenue is earned in the same calendar quarter that it is billed. As at September 30, 2006 and December 31, 2005, deferred revenue pertaining to the historical service contracts was $1,125 and $6,583 respectively.

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

                 Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company’s condensed consolidated financial statements as of, and for the nine months ended September 30, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

                 SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

                 At September 30, 2006, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

                 At September 30, 2006, there is a total unvested stock-based compensation expense of $ 20,700 and a total weighted average remaining term of .28 years. Total share-based compensation expense recognized in the Statement of Operations aggregated $67,132 and $20,651 for the nine and three months ended September 30, 2006.

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 and 2005 (Continued) (Unaudited)

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

	Restated Three Months ended September 30, 2005	Restated Nine Months ended September 30, 2005

Net income (loss) as reported	$1,003,381	$(731,813)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(27,255)	(85,821)

Pro forma net (loss) income	$976,126	$(817,634)

Net income (loss) per common share:
Basic and diluted - as reported	$0.22	$(0.15)
Basic and diluted – proforma	$0.21	$(0.18)

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

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 and 2005 (Continued) (Unaudited)

                 To calculate the option-based compensation under SFAS 123R, the Company used the Black-Scholes option-pricing model, which it had previously used for the valuation of option-based awards for its pro-forma information required under SFAS 123 for periods prior to fiscal 2006. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

                 The following table represents stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life

Outstanding options at beginning of period	78,100	$19.44
Granted	24,400	$21.36
Exercised	—	—
Expired	(2,000)	$24.75
Canceled	(300)	21.45

Outstanding options at end of period	100,200	$19.80	1.83 Yrs.

Outstanding exercisable at end of period	71,600	$19.60	1.74 Yrs.

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 and 2005 (Continued) (Unaudited)

(2)    AVAILABLE-FOR-SALE SECURITIES

                 Upon adoption of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss) in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities, as of September 30, 2006 and December 31, 2005, of approximately 156.7% and 123.2%, respectively, over its historical cost.

                 In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been made net of the tax effect had these gains been realized.

                 The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

		September 30, 2006

Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$24,074,719	62,074,362	38,438,130	(438,487)
Debt	184,646	200,750	23,879	(7,775)

Total	$24,259,365	62,275,112	38,462,009	(446,262)

		December 31, 2005

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$25,497,587	57,148,830	32,435,561	(784,318)
Debt	151,881	97,176	4,570	(59,275)

Total	$25,649,468	57,246,006	32,440,131	(843,593)

                 At September 30, 2006 the securities held by the Company had a market value of $62,275,112 and a cost basis of $24,259,365 resulting in a net unrealized gain of $38,015,747 or 156.7% of cost.

                 At December 31, 2005, the securities held by the Company had a market value of $57,246,006 and a cost basis of $25,649,468 resulting in a net unrealized gain of $31,596,538 or 123.2% of cost.

                 At September 30, 2006 and December 31, 2005, marketable securities primarily consist of preferred and common stocks of utility companies, and are valued at fair value. Debt securities consist of Corporate Bonds & Notes. As at September 30, 2006, these items have a cost of $184,646 and are scheduled to mature at various dates through May 2048.

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 AND 2005 (Continued) (Unaudited)

(3) SEGMENT ANALYSIS

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

The following table summarizes the results of each segment described above for the three months ended September 30, 2006.

	September 30, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$326,310	$93,830	$—	$420,140
Cost of sales	(127,147)	(13,378)	—	(140,525)
Selling, general and administrative expenses	(1,416,110)	(106,889)	—	(1,522,999)

Net operating loss	(1,216,947)	(26,437)	—	(1,243,384)

Investment income, net
Dividends			580,578	580,578
Gain on sales of securities, net	—	—	566,606	566,606
Mark to market of short positions	—	—	(734,010)	(734,010)
Administrative expenses relating to portfolio investments	—	—	(10,286)	(10,286)

Total Investment income, net	—	—	402,888	402,888

Interest expense, net		337	(93,294)	(92,957)
Other income	5,661			5,661

Income (loss) before income taxes	(1,211,286)	(26,100)	309,594	(927,792)

Income tax expense	—	—	—	—

Net income (loss)	$(1,211,286)	$(26,100)	$309,594	$(927,792)

Total assets	$1,289,096	$122,876	$65,699,760	$67,111,732

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 AND 2005 (Continued) (Unaudited)

The following table summarizes the results of each segment described above for the three months ended September 30, 2005

	Restated September 30, 2005

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$232,951	$214,701	$—	$447,652
Cost of sales	(84,521)	(311)	—	(84,832)
Selling, general and administrative expenses	(1,359,402)	(125,443)	—	(1,484,845)

Net operating (loss) income	(1,210,972)	88,947	—	(1,122,025)

Investment income
Dividends	—	—	988,408	988,408
Gain on sales of securities, net	—	—	398,756	398,756
Mark to market of short positions	—	—	845,726	845,726
Administrative expenses relating to portfolio investments	—	—	(23,494)	(23,494)

Total Investment income, net	—	—	2,209,396	2,209,396

Interest expense, net		456	(90,154)	(89,698)
Other income	5,708			5,708

Income (loss) before income taxes	(1,205,264)	89,403	2,119,242	1,003,381

Income tax expense	—	—	—	—

Net income (loss)	$(1,205,264)	$89,403	$2,119,242	$1,003,381

Total assets	$3,193,468	$214,142	$64,440,747	$67,848,357

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 AND 2005 (Continued) (Unaudited)

The following table summarizes the results of each segment described above for the nine months ended September 30, 2006.

	September 30, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$826,782	$324,826	$—	$1,151,608
Cost of sales	(436,142)	(32,257)	—	(468,399)
Selling, general and administrative expenses	(4,399,542)	(324,776)	—	(4,724,318)

Operating loss	(4,008,902)	(32,207)	—	(4,041,109)

Investment income, net
Dividends			1,617,129	1,617,129
Gain on sales of securities, net	—	—	2,041,145	2,041,145
Mark to market of short positions	—	—	(150,331)	(150,331)
Administrative expenses relating to portfolio investments	—	—	(31,532)	(31,532)

Total Investment income, net	—	—	3,476,411	3,476,411

Interest income (expense), net		80	(278,827)	(278,747)
Other income	10,991			10,991

Income (loss) before income taxes	(3,997,911)	(32,127)	3,197,584	(832,454)

Income tax expense	—	—	—	—

Net income (loss)	$(3,997,911)	$(32,127)	$3,197,584	$(832,454)

Total assets	$1,289,096	$122,876	$65,699,760	$67,111,732

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 AND 2005 (Continued) (Unaudited)

The following table summarizes the results of each segment described above for the nine months ended September 30, 2005

	Restated September 30, 2005

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$571,941	$463,757	$—	$1,035,698
Cost of sales	(378,979)	(20,523)	—	(399,502)
Selling, general and administrative expenses	(3,841,939)	(351,400)	—	(4,193,339)

Operating income (loss)	(3,648,977)	91,834	—	(3,557,143)

Investment income
Dividends	—	—	2,017,760	2,017,760
Gain on sales of securities, net	—	—	1,170,107	1,170,107
Mark to market of short positions	—	—	(157,663)	(157,663)
Administrative expenses relating to portfolio investments	—	—	(23,494)	(23,494)

Total Investment income, net	—	—	3,006,710	3,006,710

Interest income (expense), net		650	(194,060)	(193,410)
Other income	12,030			12,030

Income (loss) before income taxes	(3,636,947)	92,484	2,812,650	(731,813)

Income tax expense	—	—	—	—

Net income (loss)	$(3,636,947)	$92,484	$2,812,650	$(731,813)

Total assets	$3,193,468	$214,142	$64,440,747	$67,848,357

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 AND 2005 (Continued) (Unaudited)

4) PROPERTY AND EQUIPMENT Property and equipment as at September 30, 2006 and December 31, 2005, consists of:

	September 30, 2006	December 31, 2005

Machinery and equipment	$1,487,968	$1,297,120
Furniture and fixtures	337,378	330,593
Leasehold improvements	295,530	295,530

Total Cost	$2,120,876	$1,923,243

Accumulated depreciation	(1,377,199)	(1,302,378)

Property and equipment, net	$743,677	$620,865

Depreciation expense for the three months ended September 30, 2006 and 2005 was respectively $ 45,430 and $29,009.Depreciation expense for the nine months ended September 30, 2006 and 2005 was respectively $119,741 and $75,308.

 (5)  LOANS PAYABLE

               At September 30, 2006 and December 31, 2005, the Company has a bank note payable of $1,500,000 with an annual option to renew. This note is classified as a current liability. The note bears interest at approximately 5.95% and is secured by certain marketable securities of the Company. The interest expense on this note for the nine months ended September 30, 2006 and 2005 was $65,569 and $44,306, respectively.

               Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $2,731,528 at September 30, 2006 and $ 5,583,372 at December 31, 2005.

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

The following summarizes the Company’s Put and Call Options as of September 30, 2006 and December 31, 2005.

Put and Call Options	Selling price	Fair Market value	Unrealized Gain/(Loss)

September 30, 2006	2,566,673	2,400,768	165,905
December 31,2005	983,912	772,803	211,109
F-17

DAXOR CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 AND 2005 (Continued) (Unaudited)

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

               The deferred tax liability that results from the marketable securities does not flow through the Statement of Operations due to the classification of the marketable securities as available-for-sale. Instead, any increase or decrease in the deferred tax liability is recorded as an adjustment to Accumulated Other Comprehensive Income which is in the Stockholders’ Equity section of the Balance Sheet.

                At September 30, 2006, the Company has approximately $18.2 million in net operating loss available as a carry forward. These losses will expire between the years ending December 31, 2015 and 2025 and give rise to deferred tax assets. However, a valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the history of losses and the variability of operating results.

               While the Company has a deferred tax liability on unrealized portfolio gains, at present it is not management’s intention to liquidate it’s holdings in order to utilize these loss carryovers.

               The deferred tax computations at September 30, 2006 and December 31, 2005, computed at federal statutory rates of 35%, are as follows:

	2006	2005

Deferred tax assets:
Net operating loss carry forwards	$6,377,892	$5,858,218
Valuation allowance	(6,377,892)	(5,858,218)

Total deferred tax assets	$0	$0

Deferred tax liabilities:
Fair market value adjustment
for available-for-sale securities	$13,305,511	$11,058,788

(9)  Research and Development Costs

               All research and development costs, as defined in SFAS No. 2 – Accounting for Research and Development Costs, are expensed in the period they are incurred. Research and development costs for the three months ended September 30, 2006 and 2005 were $573,817 and $518,608, respectively. Research and development costs for the nine months ended September 30, 2006 and 2005 were $1,759,468 and $1,525,875 respectively. Research and development costs are included with selling, general and administrative expenses on the income statement.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,“Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption until the first quarter of fiscal 2008.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB No. 108 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and thirty-seven FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement and with some special industry exceptions (e.g., broker-dealers) no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on Daxor’s financial position or results of operations.

Also in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which is current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006 and non-public companies are to apply it in statements ending after June 15, 2007. Because Daxor does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company’s financial position or results of operations.

(11)  Amended Form 10-K/A

The original Form 10-K for the year ended December 31, 2005 was filed by Daxor with the Securities and Exchange Commission on April 18, 2006 and it included restatements and reclassifications for the comparative years ended December 31, 2004 and 2003. It fully disclosed the changes in accounting principles, as well as segment reporting, which necessitated these restatements and reclassifications. However, the original filing only disclosed the net effect of these changes to the financial statements and failed to provide the reader with the level of detailed disclosure that is required by U.S. generally accepted accounting principles. Accordingly, an Amended Form 10-K/A (Form 10-K/A, Amendment No. 1) for the year ended December 31, 2005 was filed with the Securities and Exchange Commission on November 9, 2006. The Form 10-K/A includes the required disclosures, both in the financial statement presentation and the accompanying footnotes. Please note that while the Company expanded its disclosure of the changes presented in the original Form 10-K filing for the year ended December, 31, 2005, the net loss and loss per share amounts have not changed for any of the years presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2006 as compared with three months ended September 30, 2005:

Operating Revenues

                For the three months ended September 30, 2006, operating revenues decreased to $420,140 vs. $447,652 in 2005, a decrease of $27,512 or 6.1%. The decrease was mainly the result of a one time receipt of royalty income of $97,729 in the third quarter of 2005. This royalty income was from a one-time sale of the cryobanking technology of Idant Laboratories.

                  For the three months ended September 30, 2006, revenue from Blood volume kit sales increased by 40.4% vs. the same period in 2005 and the amount of kits sold was up by 34.7%. There are two major reasons for the increase in kit sales. One reason is that there are as 45 Blood Volume Analyzers placed at September 30, 2006 versus 33 instruments placed at September 30, 2005. The second reason is that during 2005 Medicare made an incorrect analysis of the cost for the radiopharmaceutical kit, Volumex which is used in conjunction with the BVA-100 Blood Volume Analyzer. This error was brought to the attention of appropriate officials late in 2005 and corrected in the beginning of 2006. This had a negative impact on the Company’s ability to obtain BVA-100 trial agreements and to convert trial agreements into sales. As a result of this Medicare issue, the Company has extended the trial period for a number of hospitals so that they are better able to evaluate the benefits of the BVA-100 Blood Volume Analyzer.

                The following table provides gross margin information on Equipment Sales & Related Services for the three months ended September 30, 2006 and 2005:

Equipment Sales And Related Serivces	Kit Sales Three Months Ended September 30, 2006	Equipment Sales and Other Three Months Ended September 30, 2006	Total Three Months Ended September 30, 2006	Restated Total Three Months Ended September 30, 2005

Revenue	$225,437	$100,873	$326,310	$232,951
Cost of Goods Sold	100,900	26,247	127,147	84,521
Gross Profit	$124,537	$74,626	$199,163	$148,430
Gross Profit Percentage	55.2%	74.0%	61.0%	63.7%

                During the quarter, there were also three trial agreements signed for the BVA-100 Blood Volume Analyzer. This brings the nine months ended September 30, 2006 total of signed trial agreements to 14. In the first three quarters of 2005, Daxor had only seven signed trial agreements. In the fourth quarter of 2005, Daxor had seven signed trial agreements, for a total of 14 for 2005. The renewed interest in the instrument is directly attributable to the reinstatement of the Medicare reimbursement for Volumex. Trial agreements on a clinical basis require the Hospitals to pay for kits that they use while they have the equipment on a trial basis. The only exception are those facilities who are conducting research utilizing the BVA-100 and therefore, the Company has agreed to supply those Volumex doses free of charge (this includes the shipping costs and all disposables associated with the study).

                 Operating revenues for the cryobanking division, which includes both blood banking and semen banking, decreased from $214,701 in 2005 to $93,830 in 2006, for a reduction of 56.3%. Of the $120,871 reduction, $97,729 was due to the one-time sale of cryobanking technology which took place in 2005. There was also a decrease if $20,832 in semen storage and a $2,310 decrease in semen analysis and other lab services.

                Total S G & A (selling, general and administrative) costs for Daxor and the BVA segment were $1,416,110 for the three months ended September 30, 2006 vs. $1,359,402 for the same period in 2005, for an increase of 4.2%. Total Research & Development expenses were $573,817 for the three months ended September 30, 2006 vs. $518,608 for the same period in 2005. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomeril Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

                Total costs and expenses for cryobanking and related services were $120,267 for the three months ended September 30, 2006 vs. $125,754 for the same period in 2005, for a decrease of 4.4%. Operating revenues from cryobanking and other related services decreased by 56.3% to $93,830 in 2006 from $214,701 for the same period in 2005.

Dividend Income

Dividend income earned on the Company’s security portfolio for the three months ended September 30, 2006 was $580,578 versus $988,408 for the same period in 2005 for a decrease of $407,830 or 41.3%. This decrease was mostly due to the recording of a one-time non cash dividend of $402,896 for the value of shares received in the three months ended September 30, 2005.

Investment Gains

Gains on the sale of investments were $566,606 for the three months ended September 30, 2006 versus $398,756 for the same period in 2005. For the current quarter, the Company had a loss from the marking to the market of short positions of $734,010 versus income of $845,726 for the same period in 2005. Interest expense net of interest income increased to $92,957 in 2006 versus $89,698 in 2005. Administrative expenses relating to portfolio investments were $10,286 in 2006 versus $ 23,494 for the same period in 2005. A detailed description of investment policies and historical records over the past 13 years was included in the recent 10K/A filing for year end December 31, 2005.

Operating Expenses

Daxor’s total expenses from operations for the third quarter of 2006 were $1,663,524 versus $1,569,677 in 2005 for an increase of 6.0%. This increase in operating costs is mostly due to hiring of additional personnel for the expanded research and development as well as expanded marketing related to the blood volume analyzer. The Company had a major change in the blood volume analyzer which we previously detailed in our most recent filing. The Company intends to continue increasing the number of individuals assigned to direct sales of the BVA-100 as well as those tasked with increased education of the benefits of blood volume analysis and the related sales of Volumex. (See research and development 10-K/A filing for 2005).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended September 30, 2006 as compared with nine months ended September 30, 2005:

Operating Revenues

                For the nine months ended September 30, 2006, operating revenues increased to $1,151,608 vs. $1,035,698 for the same period in 2005, an increase of 11.2%. The increase was due primarily to an increase in blood volume kit sales which increased by 34.8% and the quantity of kits sold was up 33.3%.

                There are two major reasons for the increase in kit sales. One reason is that there are as 45 Blood Volume Analyzers placed at September 30, 2006 versus 33 instruments placed at September 30, 2005. The second reason is that during 2005 Medicare made an incorrect analysis of the cost for the radiopharmaceutical kit, Volumex which is used in conjunction with the BVA-100 Blood Volume Analyzer. This error was brought to the attention of appropriate officials late in 2005 and corrected in the beginning of 2006. This had a negative impact on the Company’s ability to obtain BVA-100 trial agreements and to convert trial agreements into sales. As a result of this Medicare issue, the Company has extended the trial period for a number of hospitals so that they are better able to evaluate the benefits of the BVA-100 Blood Volume Analyzer.

                The following table provides gross margin information on Equipment Sales & Related Services for the nine months ended September 30, 2006 and 2005:

Equipment Sales And Related Serivces	Kit Sales Nine Months Ended September 30, 2006	Equipment Sales and Other Nine Months Ended September 30, 2006	Total Nine Months Ended September 30, 2006	Restated Total Nine Months Ended September 30, 2005

Revenue	$624,721	$202,061	$826,782	$571,941
Cost of Goods Sold	277,086	159,056	436,142	378,979
Gross Profit (Loss)	$347,635	$43,005	$390,640	$192,962
Gross Profit Percentage	55.6%	21.2%	47.2%	33.7%

                Operating revenues for the cryobanking division, which includes both blood banking and sperm banking, decreased from $463,757 in 2005 to $324,826 in 2006, for a reduction of 30.0%. The decrease was mainly the result of a one time receipt of royalty income of $97,729 in the third quarter of 2005 and a decrease of $39,961 in storage fees for the nine months ended September 30, 2006 versus the same period in 2005.

                Total costs and expenses for the BVA segment were $4,835,684 for the nine months ended September 30, 2006 vs. $4,220,918 for the same period in 2005, for an increase of 14.6%.

                Total cost and expenses for cryobanking and related services were $357,033 for the nine months ended September 30, 2006 vs. $371,923 for the same period in 2005, for a decrease of $14,890 or 4.0%. Operating revenues from cryobanking and other related services decreased by 30.0% to $324,826 in 2006 from $463,757 for the same period in 2005.

Dividend Income

Dividend income earned on the Company’s security portfolio for the nine months ended September 30, 2006 was $1,617,129 versus $2,017,760 for the same period in 2005 for a decrease of $400,631 or 19.9%. This decrease was mostly due to the recording of a one-time non cash dividend of $402,896 for the value of shares received in 2005.

Investment Gains

Gains on the sale of investments were $2,041,145 for the nine months ended September 30, 2006 versus $1,170,107 for the same period in 2005. For the nine months ended September 30, 2006, the Company had a loss from the marking to the market of short positions of $150,331 versus a loss of $157,663 for the same period in 2005. Interest expense net of interest income increased to $278,747 in 2006 versus $193,410 in 2005. Administrative expenses relating to portfolio investments were $31,532 in 2006 versus $23,494 for the same period in 2005. A detailed description of investment policies and historical records over the past 13 years was included in the recent 10K/A filing for year end December 31, 2005.

Operating Expenses

Daxor’s total expenses from operations for the year to date third quarter of 2006 were $5,192,717 versus $4,592,841 in 2005 for an increase of 13.1%. This increase in operating costs is mostly due to hiring of additional personnel for the expanded research and development as well as expanded marketing related to the blood volume analyzer. The Company had a major change in the blood volume analyzer which we previously detailed in our most recent filing. The Company intends to continue increasing the number of individuals assigned to direct sales of the BVA-100 as well as those tasked with increased education of the benefits of blood volume analysis and the related sales of Volumex. (See research and development 10-K/A filing for 2005).

LIQUIDITY AND CAPITAL RESOURCES

                The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

       At September 30, 2006 the Company had total assets of $67,111,732 with stockholders’ equity of $42,003,420 as compared to total assets of $59,565,053 with stockholders’ equity of $38,744,801 at December 31, 2005. At September 30, 2006, the Company had a net unrealized gain on available for sale securities of $38,015,747 and a deferred tax liability of $13,305,511 for net unrealized capital gains on available-for-sale securities of $24,710,236. At December 31, 2005, the company had a net unrealized gain of $31,596,538 and a deferred tax liability of $11,058,788 for net unrealized capital gains on available-for-sale securities of $20,537,750. These amounts are included in the calculation of Total Stockholders’ Equity. At September 30, 2006, the Company’s available for sale securities had a fair market value of $62,275,112 with short-term loans of $4,231,528. The Company has current liabilities of $25,108,312. This amount includes the deferred tax liability of $13,305,511. The deferred tax liability would be due if the Company chose to sell its entire portfolio. The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past 10 years. The Company’s portfolio has maintained a net value above historical cost for each of the past 87 consecutive quarters.

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

The Company adopted SFAS No. 123R - Share-Based Payments, effective January 1, 2006, utilizing the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations. The Company recognized $ 67,132 and $20,651 in total stock-based compensation expense during the nine and three month periods ending on September 30, 2006. Total unvested stock-based compensation expense was $20,700 at September 30, 2006 and had a total weighted average remaining term of .28 years. See Footnote #1 for more information on stock-based compensation.

The following is a summary of the accounting policies that the Company has deemed critical for reporting purposes in form 10-Q at September 30, 2006. However, a comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2005 other than the adoption of SFAS No. 123R as described above.

Available-for-Sale Securities

      Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies) that management has determined meet the definition of available-for-sale securities under SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

                The company will also periodically engage in short selling of common stock. When this occurs, the short position is marked to the market and this adjustment is recorded in the Statement of Operations. Any gain or loss is recorded in the period presented.

                Historical cost is used by the Company to determine all gains and losses, and fair market value is obtained by readily available market quotes on all securities.

The Company’s investment goals, strategies and policies are as follows: 1. The Company’s investment goals are capital preservation and maintaining returns on capital with a high degree of safety.

2. The Company maintains a diversified securities portfolio comprised primarily of electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and may have short positions in common stock up to 5% of the value of the portfolio. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

3. Investment in speculative issues, including short sales, maximum of 5%.

4. Limited use of options to increase yearly investment income.

a.	The use of “Call” Options. Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the company’s investments. The risk of this strategy is that investments may be called away, which the company may have preferred to retain. Therefore, a limitation of 20% is placed on the amount of stock on which options can be written. The amount of the portfolio on which options are actually written is usually between 3-10% of the portfolio. The historical turnover of the portfolio is such that the average holding period is in excess of 5 years for available for sale securities.

b.	The use of “Put” options. Put options are written on stocks which the company is willing to purchase. While the company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing company, or stocks being called away because call options have been written. If the stock does not go below the put exercise price, the company records the proceeds from the sale as income. If the put is exercised, the cost basis is reduced by the proceeds received from the sale of the put option. There may be occasions where the cost basis of the stock is lower than the market price at the time the option is exercised.

c.	Speculative Short Sales/Short Options. The company limits its speculative transactions to no more than 5% of the value of the portfolio. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the call, the option is not exercised and the company records the proceeds from the sale of the call as income. If the call is exercised, the company will have a short position in the related stock. The company then has the choice of covering the short position, or selling a put against it. If the put is exercised, then the short position is covered. The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 5% of its accounts, in actual practice the short stock positions usually account for less than 5% of the assets of the company.
10

        The income derived from these investments has been essential to help offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research and development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which have covered a significant portion of the Company’s continuing losses from operations. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by Dr. Joseph Feldschuh, CEO, who devotes approximately 5 to 7.5 hours per week to this activity. He is assisted by a single part-time employee. No other member of the Company is involved in individual investment decisions.

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

At September 30, 2006, unrealized gains were $38,462,009 and net unrealized losses were $(446,262) on available for sale securities for a ratio of 86 to 1.

Certain utility preferred stocks have call provisions which may enable them to be called away from the company. The call price, in all instances, is higher than the company’s cost for the stock. The yields on such preferred stocks may be significantly higher than current available yields. Such stocks, therefore, could not be replaced with similar yields. At September 30, 2006, 1.9% of the market value of the company’s available for sale securities is made up of preferred stock.

At September 30, 2006, 97.8% of the market value of the company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

The company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to it’s diversity of holdings consisting of 67 separate stocks.

DAXOR CORPORATION SUMMARY OF INVESTMENTS AS AT SEPTEMBER 30, 2006

ACCOUNT	COST	FAIR MARKET VALUE	TOTAL UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$23,184,551	$60,880,715	$37,696,164
TOTAL PREFERRED STOCK	$890,168	$1,193,647	$303,479

TOTAL EQUITIES	$24,074,719	$62,074,362	$37,999,643

TOTAL BONDS	$184,646	$200,750	$16,104

TOTAL PORTFOLIO	$24,259,365	$62,275,112	$38,015,747

DAXOR CORPORATION RESTATED SUMMARY OF INVESTMENTS AS AT SEPTEMBER 30, 2005

ACCOUNT	COST	FAIR MARKET VALUE	TOTAL UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$23,823,877	$59,164,522	$35,340,645
TOTAL PREFERRED STOCK	$982,021	$1,312,677	$330,656

TOTAL EQUITIES	$24,805,898	$60,477,199	$35,671,301

TOTAL BONDS	$186,574	$138,600	$(47,974)

TOTAL PORTFOLIO	$24,992,472	$60,615,799	$35,623,327

Daxor Corporation Summary of Proceeds Received and Market Valuation at 09/30/06 Put and Call Options

Total Proceeds Received on open positions at 12/31/05	Sale of Options from 01/01/06-09/30/06	Expirations and Assignments of Options from 01/01/06-09/30/06	Proceeds Received on open positions at 09/30/06	Market Value at 9/30/2006	Unrealized Appreciation (Depreciation) at 09/30/06

$983,912	$4,699,052	$3,116,291	$2,566,673	$2,400,768	$165,905

Daxor Corporation Restated Summary of Proceeds Received and Market Valuation at 09/30/05 Put and Call Options

Total Proceeds Received on open positions at 12/31/04	Sale of Options from 01/01/05-09/30/05	Expirations and Assignments of Options from 01/01/05-09/30/05	Proceeds Received on open positions at 09/30/05	Market Value at 9/30/2005	Unrealized Appreciation (Depreciation) at 09/30/05

$969,231	$1,662,811	$1,435,736	$1,196,306	$978,330	$217,976
14

Item 4. Controls and Procedures

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

During the calendar year ended December 31, 2005, as well as during the six months ended June 30, 2006, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2005, 2004 and 2003. As a result, the figures for the years ended December 31, 2004 and 2003 and the nine months ended September 30, 2005, which are presented in this document, required restatement from their previous filing. Management believes this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2005 and June 30, 2006 to be ineffective.

In November 2006, an internal review was conducted of options granted under the 2004 Stock Option Plan. It was determined that all options issued under the plan were issued at an exercise price equal to or greater than 110% of the closing market price on the date of the grant in compliance with the provisions of the Stock Option Plan.

In late 2005, the Company hired a CPA to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. In addition, the firm has temporarily hired two CPA’s to assist them in the work required to get the Company’s prior financial statements in accordance with all filing requirements. It is management’s intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

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

Item 5. Additional Information

In response to comments from the SEC we have amended our Form 10-K for the year ended December 31, 2005 which incorporated changes for the years ended December 31, 2003 and 2004. The amended 10-K/A was filed on November 9, 2006. The original 10-K was filed on April 18, 2006. A separate issue was raised by the Enforcement Division of the SEC as to whether or not Daxor is an Investment Company. A formal response to the issue of whether or not Daxor should be considered and Investment Company was provided by the company’s attorneys on May 19, 2006. In the Form 10-K/A, increased disclosure has been provided about the company’s cash management policies, and why Daxor is primarily an operating company and not an investment company.

The 2005 10-K and the subsequent 10-K/A provided a detailed analysis showing why the Company would have been facing imminent bankruptcy in 2006 if it had followed a simple policy of investing its cash in T-bills instead of the cash management policy it has followed for over 20 years.

The SEC has recognized that some companies may inadvertently be considered investment companies when they are, in fact, bona fide research and development companies. The most recent rules became effective on August 19, 2003, and were filed under 17CFR Part 270 [Release No. IC-26077; File No. S7-47-02].

We are summarizing some of the key points in this regulation and providing a short commentary with respect to Daxor’s position. We are also including a complete text of the regulation within the 10-Q for the convenience of shareholders and interested parties.

The executive summary states “Research and development companies (“R&D companies”) often raise large amounts of capital, invest the proceeds and use the principal and return on these investments to fund their operations during their lengthy product development phase. An R&D company also may purchase a non-controlling equity stake in another company as part of a strategic alliance to conduct research and develop products jointly. Either of these activities may cause an R&D company to fall within the definition of an investment company under the Act. In 1993, a Commission order issued to ICOS Corporation, a biotechnology company, addressed how to determine the status of an R&D company under the Act (the “ICOS Order”).

Late last year, the Commission issued a release proposing rule 3a-8 (“Proposing Release”) to update and codify the terms of the ICOS Order. The proposed rule was designed to provide R&D companies with greater flexibility to raise and invest capital pending its use in research, development and other operations. The proposed rule also sought to clarify the extent to which an R&D company relying on the rule may make investments in other R&D companies pursuant to collaborative research and development arrangements. The commenters on the Proposing Release generally supported the proposed rule. Today, the Commission is adopting rule 3a-8 as a nonexclusive safe harbor from investment company status for certain bona fide R&D companies.

In response to the question of whether Daxor is an Investment Company, the Company has provided a detailed response.

I. Background

A. Definition of Investment Company

Section 3(a) of the Act has two definitions of investment company that may be relevant to R&D companies. Section 3(a)(1)(A) of the Act defines an investment company as any issuer that is, holds itself out as, or proposes to be engaged primarily in the business of investing, reinvesting, or trading in securities. Section 3(a)(1)(C) of the Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and that owns or proposes to acquire investment securities having a value exceeding forty percent of the value of the company’s total assets on an unconsolidated basis (exclusive of Government securities and cash items). An issuer that meets the definition of investment company in section 3(a)(1)(C) of the Act nevertheless may be deemed not to be an investment company under two provisions in section 3(b) of the Act.

Section 3(b)(1) of the Act provides a self-executing exclusion from the definition of investment company for a company primarily engaged, directly or through wholly-owned subsidiaries, in a non-investment business. Section 3(b)(2) of the Act allows a company that falls within the definition of investment company in section 3(a)(1)(C) of the Act to apply to the Commission for an order. Pursuant to section 3(b)(2), the Commission, upon application by the company, may find and by order declare the company to be primarily engaged (directly, or through majority-owned subsidiaries or through controlled companies conducting similar types of businesses) in a business other than that of investing, reinvesting, owning, holding or trading in securities.

When the Commission determines whether a company is primarily engaged in a non-investment business pursuant to section 3(b)(2), it looks principally at the composition of the company’s assets and the sources of its income, and also considers the company’s historical development, its public representations and the activities of its officers and directors. These factors also are used to determine whether a company satisfies the primary business test under section 3(b)(1) of the Act.

The following is a very brief summary of some of the points made to the SEC and their relationship to the executive summary of the so-called “ICOS Act” and referencing section 3(b)(1) of the Act.

(a)	Research and development expenses have been a substantial percentage of the Company’s total expenses for the years ended December 31, 2005, 2004 and 2003. In 2005, research and development expenses were more than 50% of the Company’s investment revenue.

(b)	The company is now and has always been primarily a research and development company. All the company’s 10-Ks, 10-Qs, and Annual Reports have focused almost entirely on the activities of the company with respect to its biotechnology and cryobanking business. The main focus of the company’s efforts from its inception to the present time has been on the development and expansion of its research in the blood volume analyzer field and cryobanking field. The company has developed the only automated blood volume analyzer approved by the FDA. The company has made a number of important modifications to its original equipment in response to feedback from users of its blood volume analyzer equipment. These changes have been described in previous 10-K filings. The only role of directors with respect to investment policy is to review and approve investment policies at a Board of Directors meeting at least once on an annual basis. The company has only a single employee, the CEO, who spends 10 to 15% of his time on investment activities. No other employee, officer or director, with the exception of a single part-time employee who is an administrative assistant, spends any time on investment activities.

(c)	The company’s investment related expenses were $36,842 in 2005 which was substantially less than 5% of total expenses.

(d)	The goal of the company’s investment policy for the past 20 years has always been to conserve capital and liquidity until the funds are needed for operations. The company has had substantial operating losses over the past 13 years and has used revenues from its investments to be able to continue and expand its business. The safety of the company’s preservation policies is such that for 87 consecutive quarters, the value of the company’s investments has always exceeded the cost of the investments. At September 30, 2006, the net unrealized gain on the company’s available for sale securities was 156.7 % of historical cost.

A complete copy of: Final Rule: Certain Research and Development Companies 17 CFR Part 270 obtained from the SEC website, referencing the ICOS Rule has been included as an exhibit in Item 6(a).
17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 1A. Risk Factors

          There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 18, 2006 or its Form 10-K/A (Form 10-K/A, Amendment No. 1) as filed with the Securities and Exchange Commission on November 9, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Final Rule: Certain Research and Development Companies 17 CFR Part 270

          (b) Exhibits

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

          (c) There were no reports on Form 8-k filed.

Final Rule:
Certain Research and Development Companies

SECURITIES AND EXCHANGE COMMISSION

17 CFR Part 270

[Release No. IC-26077; File No. S7-47-02]

RIN 3235-AI57

Certain Research and Development Companies

Agency: Securities and Exchange Commission (“Commission”).

Action: Final rule.

Summary: The Commission is adopting a new rule under the Investment Company Act of 1940 that provides a nonexclusive safe harbor from the definition of investment company for certain bona fide research and development companies.

Effective Date: The rule will become effective August 19, 2003.

Supplementary Information: The Commission is adopting new rule 3a-8 [17 CFR 270.3a-8] under the Investment Company Act of 1940 [15 U.S.C. 80a] (the “Act”).1

Executive Summary

Research and development companies (“R&D companies”) often raise large amounts of capital, invest the proceeds and use the principal and return on these investments to fund their operations during their lengthy product development phase. An R&D company also may purchase a non-controlling equity stake in another company as part of a strategic alliance to conduct research and develop products jointly. Either of these activities may cause an R&D company to fall within the definition of an investment company under the Act. In 1993, a Commission order issued to ICOS Corporation, a biotechnology company, addressed how to determine the status of an R&D company under the Act (the “ICOS Order”).2

Late last year, the Commission issued a release proposing rule 3a-8 (“Proposing Release”) to update and codify the terms of the ICOS Order.3 The proposed rule was designed to provide R&D companies with greater flexibility to raise and invest capital pending its use in research, development and other operations. The proposed rule also sought to clarify the extent to which an R&D company relying on the rule may make investments in other R&D companies pursuant to collaborative research and development arrangements. The commenters on the Proposing Release generally supported the proposed rule. Today the Commission is adopting rule 3a-8 as a nonexclusive safe harbor from investment company status for certain bona fide R&D companies.4

I. Background

A. Definition of Investment Company

Section 3(a) of the Act has two definitions of investment company that may be relevant to R&D companies.5 Section 3(a)(1)(A) of the Act defines an investment company as any issuer that is, holds itself out as, or proposes to be engaged primarily in the business of investing, reinvesting, or trading in securities.6 Section 3(a)(1)(C) of the Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and that owns or proposes to acquire investment securities having a value exceeding forty percent of the value of the company’s total assets on an unconsolidated basis (exclusive of Government securities and cash items).7 An issuer that meets the definition of investment company in section 3(a)(1)(C) of the Act nevertheless may be deemed not to be an investment company under two provisions in section 3(b) of the Act.

Section 3(b)(1) of the Act provides a self-executing exclusion from the definition of investment company for a company primarily engaged, directly or through wholly-owned subsidiaries, in a non-investment business.8 Section 3(b)(2) of the Act allows a company that falls within the definition of investment company in section 3(a)(1)(C) of the Act to apply to the Commission for an order. Pursuant to section 3(b)(2), the Commission, upon application by the company, may find and by order declare the company to be primarily engaged (directly, or through majority-owned subsidiaries or through controlled companies conducting similar types of businesses) in a business other than that of investing, reinvesting, owning, holding or trading in securities.9

When the Commission determines whether a company is primarily engaged in a non-investment business pursuant to section 3(b)(2), it looks principally at the composition of the company’s assets and the sources of its income, and also considers the company’s historical development, its public representations and the activities of its officers and directors.10 These factors also are used to determine whether a company satisfies the primary business test under section 3(b)(1) of the Act.11

B. Research and Development Companies

When applied to R&D companies, the asset and income factors of the traditional primary business test may not appropriately reflect these companies’ non-investment business. R&D companies, such as biotechnology companies, frequently require large amounts of capital to fund lengthy periods of research and development, the results of which may not produce income for years. R&D companies also may enter into strategic alliances for joint research and development that include the purchase of non-controlling investments in their partners. These non-controlling investments and many of the instruments in which R&D companies invest their capital are investment securities counted toward the forty percent asset test under section 3(a)(1)(C) of the Act. Moreover, research and development expenses and any resulting “intellectual capital,” are not recognized as assets on balance sheets prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). Thus, R&D companies may have few assets other than investment securities and little operating income, which may cause them both to fall within the definition of investment company and to be ineligible for an exclusion using the traditional primary business test.12

The Commission recognized the unique nature of R&D companies when it issued the ICOS Order in 1993. In the ICOS Order, the Commission set forth an alternative test for determining the primary business of an R&D company under sections 3(b)(1) and 3(b)(2) of the Act that was based upon how the company uses its income and assets, instead of their sources and composition. Under the ICOS Order, this status determination focuses on three factors: (1)the company uses its securities and cash to finance its research and development activities; (2) whether the company has substantial research and development expenses and insignificant investment-related expenses; and (3) whether the company invests in securities in a manner that is consistent with the preservation of its assets until needed to finance operations. If a company satisfies these factors, the remaining factors of the traditional primary business test — the company’s historical development, its public representations of policy, and the activities of its officers and directors — are examined.13

C. The Proposing Release

On November 26, 2002, the Commission issued the Proposing Release proposing rule 3a-8 to update and codify the analysis set forth in the ICOS Order.14 Under the proposed rule, an R&D company would be deemed not to be an investment company under sections 3(a)(1)(A) and 3(a)(1)(C) of the Act if it met certain requirements designed to demonstrate the company’s engagement in a non-investment business. The proposal sought to ensure that bona fide R&D companies do not inadvertently fall within the definition of investment company, while also making sure that investors in companies that are primarily engaged in the investment business receive the protections afforded them under the Act.

Under rule 3a-8 as proposed, a company could rely on the rule’s nonexclusive safe harbor if it: (a) had research and development expenses that were a substantial percentage of its total expenses for its last four fiscal quarters combined and that equaled at least half of its investment revenues for that period;

(b) had investment-related expenses that did not exceed five percent of its total expenses for its last four fiscal quarters combined; (c) made its investments to conserve capital and liquidity until it used the funds in its primary business; and (d) was primarily engaged, directly or through a company or companies that it controls primarily, in a noninvestment business, as evidenced by the activities of its officers, directors and employees, its public representations of policies, and its historical development.15

The Commission received six comment letters on the Proposing Release.16 The commenters generally supported the proposed rule, but suggested certain changes to and clarifications of several of the proposed rule’s provisions. Today we are adopting rule

3a-8 substantially as proposed, with certain changes that respond to the issues raised by the commenters.17

II. Discussion

A. Substantial Research and Development Expenses

To qualify for the nonexclusive safe harbor from investment company status, proposed rule 3a-8 required that a company’s research and development expenses, for the last four fiscal quarters combined, constitute a substantial percentage of its total expenses for the same period. In the Proposing Release, the Commission stated that it proposed leaving the term “substantial” undefined in order to allow R&D companies to take into account fluctuations in the composition of their expenses over time, but requested comment on this approach.18

Two commenters agreed that leaving the term “substantial” undefined provides R&D companies the flexibility to accommodate variations in expenses and fluctuations in research and development budgets over time, and that an objective standard would be unnecessarily restrictive. One commenter, however, stated that without an objective standard, the rule potentially could allow companies primarily engaged in the investment business to escape regulation under the Act. This commenter suggested requiring a company’s research and development expenses to constitute a majority of its total expenses.

The Commission is sensitive to the concerns of excluding companies from the Act that should be subject to its requirements, but notes that the approach of the proposed rule is consistent with the ICOS Order. That approach has been used by R&D companies for over ten years to determine their status under the Act. In light of that fact and the other safeguards contained in the rule, the Commission believes that the approach of the proposed rule would provide the necessary flexibility without jeopardizing investor protection.19 Therefore, the Commission is adopting this provision as proposed.20

B. Net Income from Investments

Rule 3a-8 as proposed also required that an R&D company’s “revenues from investments in securities” not exceed twice the amount of its research and development expenses.21 The Commission explained in the Proposing Release that this requirement would allow R&D companies to meet their increased capital needs by raising and holding more capital than currently permitted under the ICOS Order, while ensuring that an R&D company’s primary focus remains funding its research and development activities, rather than generating revenue from its investments.22

All of the commenters generally supported this provision. One commenter suggested that the phrase “revenues from investments” is ambiguous and that the phrase “net income,” which would parallel a provision in rule 3a-1 under the Act, may be more clear and appropriate.23 The Commission agrees. Rule 3a-8 as adopted today, therefore, uses the term “net income,” and the Commission intends that it be interpreted for purposes of this rule consistently with rule 3a-1 under the Act.24

C. Insignificant Investment-Related Expenses

Rule 3a-8 as proposed required that an R&D company relying on the nonexclusive safe harbor devote no more than five percent of its total expenses for its last four fiscal quarters combined to investment advisory and management activities, investment research and selection, and supervisory and custodial fees.25 The commenters supported this provision, and the Commission is adopting it as proposed.26

D. Investments in Securities

1. Capital Preservation Investments

i. Definition

To qualify for the nonexclusive safe harbor under rule 3a-8 as proposed, an R&D company’s investments in securities were required to be capital preservation investments, subject to two exceptions for “other investments,” discussed below. The proposed rule defined “capital preservation investments” as investments made to conserve an R&D company’s capital and liquidity until the funds are used in its primary business or businesses. The Proposing Release stated that, in general, capital preservation investments are liquid so that they can be readily sold to support the R&D company’s research and development activities as necessary and present limited credit risk.27

One commenter suggested that the Commission provide additional guidance concerning capital preservation investments to prevent companies from considering speculative investments to be capital preservation investments. We note that, in the ICOS Order, the Commission stated that “[s]ignificant investments in equity or speculative debt would indicate that the company is acting as an investment company rather than preserving its capital for research and development.”28 Similarly, under rule 3a-8 as proposed, investments in equity or speculative debt would not meet the definition of capital preservation investments, but would be considered “other investments” subject to the limits set forth in the rule.

One commenter suggested that capital preservation investments be defined using specific objective standards for credit quality, maturity and liquidity to minimize the risk that an R&D company would purchase speculative investments. Another commenter opposed this recommendation as unnecessary and one that would introduce undue complexity into the rule.

We believe that attempting to specify such objective criteria would render the rule unnecessarily complex and inflexible. Moreover, we continue to believe that the approach we proposed is appropriate given the variety of circumstances that an R&D company may face.29 Therefore, we are adopting the definition of capital preservation investments as proposed.30 Our adopted definition is consistent with the ICOS Order, which has been applied as a standard to determine the status of R&D companies under the Act for over ten years.31

ii. Board-Approved Policy

The Proposing Release requested comment on whether rule 3a-8 should require the board of directors of the R&D company to adopt investment guidelines designed to assure that the company’s funds are invested consistent with the goals of capital preservation and liquidity.32 Two commenters addressed this issue, and both supported such a requirement. Since rule 3a-8 would give R&D companies greater flexibility to raise and invest capital, we believe that requiring the boards of directors of R&D companies seeking to rely on the nonexclusive safe harbor to focus on how their companies invest their capital would enhance investor protection.33 Accordingly, the Commission is adopting rule 3a-8 with this requirement.34

2. “Other Investments”

As discussed in greater detail in the Proposing Release, companies increasingly are collaborating with other companies to conduct joint research and development, and it is not uncommon for an R&D company to seek to acquire a non-controlling interest in securities of another company pursuant to such a collaborative arrangement (a “strategic investment”).35 Proposed rule 3a-8 sought both to clarify the extent to which an R&D company relying on the nonexclusive safe harbor may make investments other than capital preservation investments, and specifically to reflect the increased use of collaborative relationships to conduct research and development.

As proposed, rule 3a-8 allowed an R&D company to make investments other than capital preservation investments (“other investments”) to a limited extent. In setting the limits, the proposed rule distinguished between investments made pursuant to a collaborative research and development arrangement and other investments that are not made to preserve capital and liquidity. As proposed, rule 3a-8 permitted an R&D company to acquire investments that are not capital preservation investments if, immediately after the acquisition, no more than 10 percent of the company’s total assets consisted of other investments or no more than 20 percent of the company’s total assets consisted of other investments so long as at least 75 percent of those investments were made pursuant to collaborative research and development arrangements. The Proposing Release also explained that the Commission intended that the proposed rule’s limits on other investments would be calculated at the time other investments are acquired.36

The Proposing Release requested comment on the proposed limits.37 We also requested comment on whether the percentage limits should be applicable at any time, rather than being calculated only at the time other investments are acquired.38 The commenters that addressed these issues all suggested that we make the limits applicable at all times and that we raise the applicable percentage limit when at least 75 percent of the R&D company’s other investments were made pursuant to collaborative research and development arrangements.

Specifically, two commenters expressed concern that the rule as proposed could be interpreted to require the R&D company to determine its compliance with the percentage limits at the time of every acquisition it ever made, including acquisitions made years prior to relying on the rule.39 These commenters also recommended raising the 20 percent limit to 30 percent. Another commenter suggested that compliance with the percentage limits should be required at all times to avoid the possibility that the value of an R&D company’s other investments could greatly exceed the value of its capital preservation investments and its primary business. This commenter also suggested increasing the 20 percent limit to 25 percent.

The Commission agrees that it would enhance investor protection if the percentage limits were applicable at all times that an R&D company seeks to rely on the rule. We also note that this approach is consistent with the way both the Act and the Commission have formulated asset tests for purposes of determining a company’s status under the Act.40 We also believe that it would be more appropriate to address our concerns about market fluctuations in the value of investments made pursuant to collaborative research and development arrangements by raising the applicable percentage limit.

Although specifically requested in the Proposing Release,41 the commenters that recommended raising the 20 percent limit to 30 percent did not provide any information or data to support their request and to demonstrate the need for R&D companies to include a non-controlling investment as a part of a collaborative research and development arrangement. The Commission continues to be concerned that non-controlling investments constituting a significant portion of a company’s assets, even if those investments potentially can be characterized as “strategic,” may indicate that the company’s primary business is that of an investment company.42 We believe, however, that raising the 20 percent limit to 25 percent would reflect an appropriate balance between this concern and the needs for R&D companies both to have greater flexibility to enter into strategic alliances and to deal with fluctuations in the value of strategic investments.43 Accordingly, the Commission is adopting a 25 percent limit that would be applicable at all times that an R&D company seeks to rely on the rule.44

E. Collaborative Research and Development Arrangements

Rule 3a-8 as proposed defined a collaborative research and development arrangement as a business relationship which (i) is designed to achieve narrowly focused goals that are directly related to, and an integral part of, the issuer’s research and development activities; (ii) calls for the issuer to conduct joint research and development activities with one or more other parties, and (iii) is not entered into for the purpose of avoiding regulation under the Act. For the reasons discussed below, the Commission is adopting the definition of a collaborative research and development arrangement substantially as proposed. The Commission is making a technical clarification to the definition to the effect that an investment in securities made pursuant to a collaborative research and development arrangement must be an investment in securities of a company (or of a company controlled primarily by, or which controls primarily, the company) with which the R&D company is engaged in the collaborative research and development arrangement.45

1. “Joint Research and Development”

Two commenters requested clarification of the term “joint research and development activities” within the proposed definition. One commenter was concerned that the term “joint” could be interpreted to require the companies to be equally involved in the research and development throughout the entire research and development process. This commenter noted that research and development activities within collaborative arrangements often are guided by a joint steering committee with members from both companies, with one company or the other primarily responsible for conducting research and development at different stages. The Commission would consider an arrangement involving research and development activities done sequentially or through a joint steering committee to be “joint” within the meaning of the definition.

2. Other Relationships

The Proposing Release requested comment on whether other relationships, such as a licensor-licensee relationship with respect to a patent or other intellectual property rights, should be included in the definition of a collaborative research and development arrangement. One commenter suggested that licensor-licensee and similar contractual relationships should be included if they relate to product development activities because such relationships are legitimate and common. While we do not dispute the legitimacy or prevalence of licensing agreements, we do not believe that a licensing or similar agreement, by itself, demonstrates a sufficient nexus to the licensor’s primary business to justify treating an investment in the licensee differently from any other speculative investment. Such agreements may simply reflect a preference for securities over cash consideration.46

The Commission also requested comment in the Proposing Release on whether other activities, such as manufacturing and joint marketing activities, should be included in the definition of a collaborative research and development arrangement. In this regard, we specifically asked commenters to address whether R&D companies face any unique challenges that are not faced by other operating companies seeking to produce and market their products. One commenter recommended that manufacturing and marketing activities be included, but did not address why R&D companies have a greater need than other operating companies to make strategic investments to manufacture and market their products. We thus are not including manufacturing and marketing activities in the definition at this time.47

F. Other Requirements

1. Valuation

As proposed, rule 3a-8 required a company to value its assets in accordance with section 2(a)(41)(A) of the Act. Section 2(a)(41)(A) provides, in relevant part, that for purposes of section 3 of the Act, the term “value” means, (i) with respect to securities for which market quotations are readily available, the market value of those securities; and (ii) with respect to other securities and assets, fair value as determined in good faith by the board of directors.48 Two commenters opposed this requirement, arguing that an R&D company’s assets may be difficult to value. They recommended allowing R&D companies to have the option of valuing their assets according to GAAP, which provides for the valuation of some, but not all, assets at market or fair value.

We note that Congress specifically mandated in section 2(a)(41)(A) of the Act that companies use market or fair values for their assets when determining their status under section 3 of the Act. The Commission consistently has required the same when exempting operating companies from the Act by order or rule, irrespective of any difficulty that may be involved in valuing the assets. We therefore do not believe that a departure from the valuation requirements under the Act in rule 3a-8 would be consistent with the protection of investors or the purposes intended by the policy and provisions of the Act. We also note that the increased percentage limit applicable when at least 75 percent of an R&D company’s “other investments” were made pursuant to collaborative research and development arrangements under rule 3a-8 as adopted should reduce any burdens associated with determining fair values by giving R&D companies more flexibility to hold such investments. Accordingly, the Commission is adopting the requirement to comply with section 2(a)(41)(A) of the Act as proposed.49

2. Consolidation

Proposed rule 3a-8 provided that the percentages relating to assets, expenses and revenues set forth in the rule were to be determined on an unconsolidated basis, except that an R&D company should consolidate its financial statements with the financial statements of any wholly-owned subsidiaries. This approach was consistent with the method used in rule 3a-1 to determine a company’s status under the Act.50 We requested comment, however, on whether it would be more appropriate for rule 3a-8 to require or permit consolidation of an R&D company’s financial statements with those of its majority-owned subsidiaries, as is done under GAAP.51

One commenter supported this alternative approach, arguing that the use of a non-GAAP consolidation standard would impose a burden on some R&D companies and possibly produce less reliable, unaudited numbers. We note that all operating companies face similar burdens when determining their status under section 3(a)(1)(C) of the Act or rule 3a-1 under the Act. Moreover, an R&D company that sought to rely on rule 3a-8 already would have determined that it met the definition contained in section 3(a)(1)(C) of the Act, which requires unconsolidated asset figures that differ from GAAP. Accordingly, the Commission is adopting this requirement as proposed.52

III. Cost-Benefit Analysis

The Commission is sensitive to the costs and benefits of its rules. New rule 3a-8 provides a nonexclusive safe harbor from the definition of investment company for R&D companies. Under the rule, an R&D company is eligible for the safe harbor if it: (a) has research and development expenses that are a substantial percentage of its total expenses for its last four fiscal quarters combined and that equal at least half of its net income derived from investments for that period; (b) has investment-related expenses that do not exceed five percent of its total expenses for its last four fiscal quarters combined; (c) makes its investments to conserve capital and liquidity until it uses the funds in its primary business, subject to certain exceptions; and (d) is primarily engaged, directly or through a company or companies that it controls primarily, in a noninvestment business, as evidenced by the activities of its officers, directors and employees, its public representations of policies, and its historical development.

New rule 3a-8 is designed largely to benefit R&D companies that currently are relying on the ICOS Order by updating and codifying the analysis in that order. The ICOS Order requires that an R&D company generally spend more on research and development than it earns on its investments. To allow R&D companies greater flexibility to raise and invest capital pending its use in research, development and other operations, the new rule modifies this requirement to require that an R&D company’s net income derived from investments not exceed twice the amount of the company’s research and development expenses.53 The new rule also clarifies the extent to which R&D companies may make investments in other companies pursuant to collaborative research and development arrangements. Under the analysis in the ICOS Order, an R&D company could make a limited amount of these investments so long as “substantially all of its securities present limited credit risk.”54 New rule 3a-8 specifies that an R&D company may make investments that are not made to conserve capital and liquidity, so long as these “other investments” do not exceed (a) 10 percent of the R&D company’s total assets, or (b) 25 percent of the R&D company’s total assets, so long as at least 75 percent of these other investments are investments made pursuant to a collaborative research and development arrangement.55

The new rule also imposes two conditions on R&D companies relying on the safe harbor that are not required under the ICOS Order. Under the new rule, the board of directors of an R&D company relying on the rule’s safe harbor must adopt and record a resolution that the company is primarily engaged in a non-investment business56 and adopt a written investment policy.57

Although we have identified certain costs and benefits that may result from the new rule, rule 3a-8 is exemptive, rather than prescriptive, and R&D companies are not required to rely on it. Therefore, we assume that R&D companies will rely on the rule only if the anticipated benefit from doing so exceeds the anticipated cost. In the Proposing Release, we requested comment and specific data regarding the costs and benefits of the proposed rule. We did not receive any comments or data regarding the costs and benefits of the rule from commenters.

A. Benefits

The Commission expects rule 3a-8 to benefit R&D companies in a number of ways. As mentioned, the new rule affords R&D companies greater flexibility to both raise and invest capital than currently allowed. The requirement under the ICOS Order that an R&D company’s research and development expenses equal or exceed gross investment revenues, in effect, imposed a “burn rate,” requiring the R&D company to spend the income from and the principal amount of its investments in its research and development business. As a result of these limitations, R&D companies may have forgone opportunities to access the markets or may have reduced the amounts raised when accessing the markets. These limits also may have discouraged investment in higher yielding capital preservation instruments. The rule allows R&D companies to raise larger amounts of capital in a more cost-effective manner and to formulate more efficient asset allocations than is permitted under the existing tests. Thus, the rule should reduce any costs that may be associated with a lack of flexibility (1) to access fully the markets when conditions are favorable, and (2) to make capital preservation investments.

Furthermore, by clarifying the extent to which R&D companies may make investments in other companies pursuant to collaborative research and development arrangements, rule 3a-8 will provide R&D companies increased certainty as to the amount of these investments they may make without becoming subject to regulation under the Act. The Commission anticipates that this will reduce costs on an ongoing basis. When an R&D company’s status under the Act is uncertain, it may experience higher costs when issuing securities or when borrowing. The Commission expects clarification of the test to both reduce the costs that an R&D company may need to incur to determine its status under the Act and reduce any uncertainty in such determination, which may reduce costs when issuing securities or borrowing.

B. Costs

R&D companies that choose to rely on the new rule’s nonexclusive safe harbor will incur certain costs in complying with the rule’s conditions that are not currently imposed under the ICOS Order. The rule requires an R&D company’s board of directors to adopt and record a resolution that the company is primarily engaged in a non-investment business and also to adopt a written investment policy concerning the company’s capital preservation investments. Because these requirements need to be fulfilled only once, the Commission believes the cost of the requirements to be minimal relative to the benefits provided by the safe harbor. We estimate that to comply with the requirement that the board of directors adopt and record a resolution, an R&D company would need to have its in-house counsel spend 45 minutes preparing the resolution, and its board of directors spend 15 minutes adopting the resolution. We expect the board of directors to have based its decision to adopt the resolution, in part, on investment guidelines the R&D company has established to ensure its investment portfolio is in compliance with the rule’s requirements.58 We therefore believe that no additional time will be required for the board of directors to formally adopt a written investment policy, as required by the rule, along with the resolution. Based on our estimate that 500 companies will rely on the rule, one hour per company at a blended hourly rate results in a total cost of $103,750.59 In the Proposing Release, the Commission solicited comment on the number of companies that may rely on the rule, the amount of time needed to adopt the required resolution and the costs of such time. We did not receive any comments on our estimates.

IV. Consideration of Promotion of Efficiency, Competition, and Capital Formation

Section 2(c) of the Act provides that whenever the Commission is engaged in rulemaking under the Act and is required to consider or determine whether an action is consistent with the public interest, the Commission also must consider, in addition to the protection of investors, whether the action will promote efficiency, competition, and capital formation. The Commission believes that, by clarifying the status of certain R&D companies under the Act, and allowing R&D companies greater flexibility to raise and invest capital, the rule is consistent with the public interest and will positively affect capital formation. The Commission also believes that the rule will promote efficiency and competition, and that the rule will not be unduly burdensome to those companies wishing to rely on it. In the Proposing Release, the Commission solicited comments on this section, but did not receive any.

V. Paperwork Reduction Act

New rule 3a-8 requires R&D companies wishing to rely on the safe harbor provided under the rule to fulfill a number of conditions. Certain of these conditions constitute “collections of information” within the meaning of the Paperwork Reduction Act of 1995 (“PRA”) [44 U.S.C. 3501 et seq.]. One condition is that the board of directors of the company adopt an appropriate resolution evidencing that the company is primarily engaged in a business other than that of investing, reinvesting, owning, holding, or trading in securities. The rule requires that the resolution be recorded contemporaneously in the company’s minute books or comparable documents. The Commission submitted this collection of information to the Office of Management and Budget (“OMB”) for review in accordance with 44 U.S.C. 3507(d) and 5 CFR 1320.11. The title for the collection of information is “Rule 3a-8 under the Investment Company Act.” OMB has approved the collection of information for rule 3a-8; the OMB control number is 3235-0574 (expires March 31, 2006).

In the Proposing Release, the Commission estimated that the total aggregate annual reporting burden associated with the proposed rule’s requirements is 500 hours. The Commission estimated that of the 500 R&D companies that may take advantage of the proposed rule, the reporting burden imposed by rule 3a-8 is one hour per company, for a total aggregate reporting burden of 500 hours. No commenters addressed these burden estimates for the collection of information requirements and we continue to believe they are appropriate.

The rule we are adopting today contains an additional requirement that is also a collection of information within the meaning of the PRA. The board of directors of a company wishing to rely on the safe harbor under rule 3a-8, must adopt a written policy with respect to the company’s capital preservation investments. We expect that the board of directors will base its decision to adopt the resolution discussed above, in part, on investment guidelines that the company will follow to ensure its investment portfolio is in compliance with the rule’s requirements. We believe that many of the companies that will seek to rely on the rule already have written investment guidelines. For those that do not, we expect the board of directors to adopt the guidelines simultaneously with the resolution. Furthermore, like the required board resolution, the investment guidelines will generally need to be adopted only once (unless relevant circumstances change). The Commission therefore believes this additional collection of information will not create additional time burdens, but can be accounted for in the current burden hour estimate of 500 hours.

VI. Summary of Final Regulatory Flexibility Analysis

The Commission has prepared a Final Regulatory Flexibility Analysis (“FRFA”) in accordance with 5 U.S.C. 604 regarding the adoption of new rule 3a-8 under the Act. A summary of the Initial Regulatory Flexibility Analysis (“IRFA”), which was prepared in accordance with 5 U.S.C. 603, was published in the Proposing Release. The Commission received no comments on the IRFA. The following summarizes the FRFA.

The FRFA discusses the need for, and objectives of, the new rule. The FRFA explains that the rule provides a nonexclusive safe harbor to allow R&D companies more investment flexibility and the ability to hold and invest more capital without becoming subject to the Act. The FRFA also explains that in order to be eligible for the safe harbor provided by the rule, an R&D company must have research and development expenses that are a substantial percentage of its total expenses and that equal at least half of its net income derived from investments for its last four fiscal quarters combined, have relatively small investment-related expenses, make its investments to conserve capital and liquidity until it uses the funds in its primary business, subject to certain exceptions, and be primarily engaged, directly or through a company or companies that it controls primarily, in a noninvestment business.

The FRFA states that rule 3a-8 is designed to clarify, and provide greater certainty concerning, the status of an R&D company under the Act. Rule 3a-8 has no reporting requirements, but the board of directors of a company seeking to rely on the rule would need to adopt a board resolution, record that resolution contemporaneously in its minute books or comparable documents and adopt written investment guidelines related to its capital preservation investments. The FRFA states that the only significant alternative to the rule would be for an R&D company to engage in its own analysis and application of existing statutory provisions, Commission orders and interpretations to determine the R&D company’s status under the Act. The Commission therefore concluded that the rule, although it could affect small entities, would be less burdensome than this alternative and, thus, should minimize any impact upon, or cost to, small businesses. Any company with net assets of $50 million or less would be a small entity for purposes of the rule.

The FRFA is available for public inspection in File No. S7-47-02, and a copy may be obtained by contacting Karen L. Goldstein, Office of Investment Company Regulation, Securities and Exchange Commission, 450 5th Street, N.W., Washington, D.C. 20549-0506.

VII. Statutory Authority

We are adopting rule 3a-8 pursuant to our authority set forth in sections 6(c) and 38(a) of the Act [15 U.S.C. 80a-6(c) and 80a-38(a)].

List of Subjects in 17 CFR Part 270

Investment companies, Reporting and recordkeeping requirements, Securities.

Text of Rule

For the reasons set out in the preamble, Title 17, Chapter II of the Code of Federal Regulations is amended as follows:

PART 270 - RULES AND REGULATIONS, INVESTMENT COMPANY ACT OF 1940

1. The authority citation for Part 270 continues to read, in part, as follows:

Authority: 15 U.S.C. 80a-1 et seq., 80a-34(d), 80a-37, and 80a-39, unless otherwise noted;

* * * * *

2. Section 270.3a-8 is added to read as follows:

§ 270.3a-8 Certain research and development companies.

(a) Notwithstanding sections 3(a)(1)(A) and 3(a)(1)(C) of the Act (15 U.S.C. 80a-3(a)(1)(A) and 80a-3(a)(1)(C)), an issuer will be deemed not to be an investment company if:

(1) Its research and development expenses, for the last four fiscal quarters combined, are a substantial percentage of its total expenses for the same period;

(2) Its net income derived from investments in securities, for the last four fiscal quarters combined, does not exceed twice the amount of its research and development expenses for the same period;

(3) Its expenses for investment advisory and management activities, investment research and custody, for the last four fiscal quarters combined, do not exceed five percent of its total expenses for the same period;

(4) Its investments in securities are capital preservation investments, except that:

(i) No more than 10 percent of the issuer’s total assets may consist of other investments, or

(ii) No more than 25 percent of the issuer’s total assets may consist of other investments, provided that at least 75 percent of such other investments are investments made pursuant to a collaborative research and development arrangement;

(5) It does not hold itself out as being engaged in the business of investing, reinvesting or trading in securities, and it is not a special situation investment company;

(6) It is primarily engaged, directly, through majority-owned subsidiaries, or through companies which it controls primarily, in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities, as evidenced by:

(i) The activities of its officers, directors and employees;

(ii) Its public representations of policies;

(iii) Its historical development; and

(iv) An appropriate resolution of its board of directors, which resolution or action has been recorded contemporaneously in its minute books or comparable documents; and

(7) Its board of directors has adopted a written investment policy with respect to the issuer’s capital preservation investments.

(b) For purposes of this section:

(1) All assets shall be valued in accordance with section 2(a)(41)(A) of the Act (15 U.S.C. 80a-2(a)(41)(A));

(2) The percentages described in this section are determined on an unconsolidated basis, except that the issuer shall consolidate its financial statements with the financial statements of any wholly-owned subsidiaries;

(3) Board of directors means the issuer’s board of directors or an appropriate person or persons performing similar functions for any issuer not having a board of directors;

(4) Capital preservation investment means an investment that is made to conserve capital and liquidity until the funds are used in the issuer’s primary business or businesses;

(5) Controlled primarily means controlled within the meaning of section 2(a)(9) of the Act (15 U.S.C. 80a- 2(a)(9)) with a degree of control that is greater than that of any other person;

(6) Investment made pursuant to a collaborative research and development arrangement means an investment in an investee made pursuant to a business relationship which:

(i) Is designed to achieve narrowly focused goals that are directly related to, and an integral part of, the issuer’s research and development activities;

(ii) Calls for the issuer to conduct joint research and development activities with the investee or a company controlled primarily by, or which controls primarily, the investee; and

(iii) Is not entered into for the purpose of avoiding regulation under the Act;

(7) Investments in securities means all securities other than securities issued by majority-owned subsidiaries and companies controlled primarily by the issuer that conduct similar types of businesses, through which the issuer is engaged primarily in a business other than that of investing, reinvesting, owning, holding, or trading in securities;

(8) Other investment means an investment in securities that is not a capital preservation investment; and

(9) Research and development expenses means research and development expenses as defined in FASB Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs, as currently in effect or as it may be subsequently revised.

By the Commission.

Jill M. Peterson
Assistant Secretary

Dated: June 16, 2003

Footnotes

[1]

Unless otherwise noted, when we refer to rule 3a-8, or any paragraph of the rule, we are referring to 17 CFR 270.3a-8 of the Code of Federal Regulations in which the rule is published, as adopted by this release.

[2]	ICOS Corp., Investment Company Act Release Nos. 19274 (Feb. 18, 1993) [58 FR 11426 (Feb. 25, 1993)] (notice) and 19334 (Mar. 16, 1993) [58 FR 15392 (Mar. 22, 1993)] (order).

[3]

See Certain Research and Development Companies, Investment Company Act Release No. 25835 (Nov. 26, 2002) [67 FR 71915 (Dec. 3, 2002)]. The Commission initially proposed rule 3a-8 in 1993. See Certain Research and Development Companies, Investment Company Act Release No. 19566 (July 9, 1993) [58 FR 38095 (July 15, 1993)], but later withdrew it from the Commission’s agenda. Regulatory Flexibility Agenda, Investment Company Act Release No. 21795 (Mar. 4, 1996) [61 FR 24066 (May 13, 1996)].

[4]

The Commission notes that any company that meets the requirements of the rule we adopt today may rely on its nonexclusive safe harbor, regardless of whether the company is primarily engaged in research and development activities or in some other non-investment business.

[5]

A third definition, contained in section 3(a)(1)(B) of the Act [15 U.S.C. 80a-3(a)(1)(B)], defines an investment company to include companies that issue face-amount certificates of the installment type and is not relevant for purposes of this release.

[6]	15 U.S.C. 80a-3(a)(1)(A).

[7]

15 U.S.C. 80a-3(a)(1)(C). Section 3(a)(2) of the Act generally defines “investment securities” to include all securities except Government securities, securities issued by employees’ securities companies, and securities issued by majority-owned subsidiaries of the owner which are not investment companies. 15 U.S.C. 80a-3(a)(2).

[8]	15 U.S.C. 80a-3(b)(1).

[9]

15 U.S.C. 80a-3(b)(2). A determination under either section 3(b)(2) or section 3(b)(1) of the Act that an issuer is engaged primarily in a non-investment business also means that it is not an investment company under section 3(a)(1)(A) of the Act. See M.A. Hanna Co., 10 S.E.C. 581 (1941).

[10]	See Tonopah Mining Co., 26 S.E.C. 426 (1947).

[11]	For a more detailed discussion of the relevant provisions of the Act and Commission rules, see Proposing Release, supra note 3, at II.A.

[12]	For a more detailed discussion of the nature of R&D companies’ activities, see Proposing Release, supra note 3, at II.B.

[13]	See supra note 2. For a more detailed discussion of the analysis set forth in the ICOS Order, see Proposing Release, supra note 3, at II.C.

[14]

Rule 3a-8 was proposed, in part, in response to a petition from the Biotechnology Industry Organization (“BIO”) to the Commission for rulemaking to modernize and clarify the analysis set forth in the ICOS Order. Petition for Investment Company Act of 1940 Rulemaking, submitted by Matthew A. Chambers and John C. Nagel, Wilmer, Cutler & Pickering, on behalf of the Biotechnology Industry Organization, File No. 4-457 (May 23, 2002) (“BIO Petition”). For a more detailed discussion of the BIO Petition, see Proposing Release, supra note 3, at II.D.

[15]	See Proposing Release, supra note 3.

[16]

The comment letters came from five commenters (one of the commenters submitted an initial letter and a subsequent letter discussing issues raised by another commenter). The comment letters are available for public inspection and copying in the Commission’s Public Reference Room, 450 5 th Street, NW, Washington, DC (File No. S7-47-02).

[17]

We note that the adoption of rule 3a-8 is not intended to preclude R&D companies from using the test set forth in the ICOS Order under section 3(b)(1) of the Act. Any company that wishes to determine its status under the Act in accordance with the ICOS Order may continue to do so.

[18]	See Proposing Release, supra note 3, at III.A.1.

[19]

While research and development expenses that constitute a majority of a company’s total expenses certainly would be considered substantial, we note that there are circumstances when research and development expenses that constitute less than a majority of the company’s total expenses, notwithstanding nonrecurring items or unusual fluctuations in recurring items, also may be considered substantial.

[20]	Rule 3a-8(a)(1).

[21]

Proposed rule 3a-8 defined “investments in securities” to include all securities owned by the R&D company other than securities issued by majority-owned subsidiaries and companies controlled primarily by the R&D company that conduct similar types of businesses, through which the R&D company is engaged primarily in a business other than that of investing, reinvesting, owning, holding, or trading in securities.

[22]	See Proposing Release, supra note 3, at III.A.2.

[23]	Rule 3a-1 under the Act, adopted in 1981 as a nonexclusive safe harbor from investment company status, codified a series of Commission orders issued under section 3(b)(2) of the Act. 17 CFR 270.3a-1.

[24]	Rule 3a-8(a)(2).

[25]

See 17 CFR 210.6-07.2(a) (Regulation S-X). We note that the investment-related expenses that are subject to the five percent limit would include any investment advisory fees paid to an outside adviser.

[26]	Rule 3a-8(a)(3).

[27]	Proposing Release, supra note 3, at III.A.4.a.

[28]	See the ICOS Order, supra note 2, at II.C.

[29]

For example, we would expect the portfolio of an R&D company whose products require, on average, an additional eight years to develop to differ from the portfolio of another R&D company whose products are expected, on average, to be ready in two years, even though both companies would be investing with the goal of preserving capital and liquidity.

[30]	Rule 3a-8(b)(4).

[31]

One commenter requested clarification that the statement in the Proposing Release that capital preservation investments “present limited credit risk” would be interpreted consistently with the ICOS Order. We did not intend a different meaning. We note, however, that the ICOS Order required an R&D company’s portfolio, taken as a whole, to present limited credit risk. Under rule 3a-8, each investment is evaluated separately and categorized as either a capital preservation investment or an other investment; each capital preservation investment must present limited credit risk.

[32]	Proposing Release, supra note 3, at III.A.4.a.

[33]	We also believe that this requirement may enhance an R&D company’s ability to monitor its compliance with the requirements of the rule that relate to its investments in securities.

[34]	Rule 3a-8(a)(7).

[35]	See Proposing Release, supra note 3, at III.A.4.b.

[36]	See id.

[37]	See id.

[38]	See id.

[39]

One of these commenters responded to a request for clarification from members of the Commission staff concerning its comment on this issue made in its comment letter. These discussions are summarized in a memorandum available in the public file. See supra note 16.

[40]	See, e.g., 15 U.S.C. 80a-3(a); 17 CFR 270.3a-1; and the ICOS Order, supra note 2.

[41]	See Proposing Release, supra note 3, at III.A.4.b.

[42]	See id.

[43]

We note that the rule is designed to serve as a nonexclusive safe harbor. We are willing to consider, on a case-by-case basis, the status of R&D companies that cannot meet certain of the requirements of the rule.

[44]	Rule 3a-8(a)(4)(i)-(ii).

[45]	Rule 3a-8(b)(6). The Commission recognizes that a collaborative research and development arrangement may involve additional parties as well.

[46]

The Commission notes that licensor-licensee relationships may not involve any collaboration between the parties, making it unlikely that parties are engaged in “joint” research and development activities within the meaning of the rule.

[47]	The Commission and its staff are able to consider any unique manufacturing or marketing circumstances faced by a particular company on a case-by-case basis.

[48]	15 U.S.C. 80a- 2(a)(41)(A).

[49]	Rule 3a-8(b)(1).

[50]	See supra note 23.

[51]	Proposing Release, supra note 3, at III.E.

[52]	Rule 3a-8(b)(2).

[53]	Rule 3a-8(a)(2).

[54]	See the ICOS Order, supra note 2, at II.C.

[55]	Rule 3a-8(a)(4)(i) and (ii).

[56]	Rule 3a-8(a)(6)(iv).

[57]	See Proposing Release, supra note 3, at III.A.4.b.

[58]	We believe that many of the companies that will seek to rely on the rule already have written investment guidelines.

[59]

The Commission’s estimate concerning the weighted average hourly wage rate is based on salary information for the securities industry compiled by the Securities Industry Association. See Securities Industry Association, Report on Management & Professional Earnings in the Securities Industry -2001. The weighted average hourly wage rate of $207.50 includes overhead costs and assumes that 75 percent of the time will be by in-house counsel at a rate of $110 per hour and 25 percent by the board of directors at a rate of $500 per hour.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 14, 2006	By: /s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D.,
President and Chief Executive Officer

DATE: November 14, 2006	By: /s/ STEPHEN FELDSCHUH

STEPHEN FELDSCHUH
Vice President of Operations
And Chief Financial Officer