Form 10-K
period 2006-12-31
DAXOR CORP
filed 2007-04-02
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES Exchange Act of 1934
For the fiscal year ended:  December 31, 2006

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    ________     to _________

Commission file number  0-12248

Daxor Corporation
(Exact name of registrant as specified in its charter)

New York	13-2682108

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 5th Avenue, Suite 7120, New York, New York 10118
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  212-244-0555
Name of each exchange on which registered: American Stock Exchange
Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter was $23,694,477. As of March 26, 2007, there were 4,603,418 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

Introductory Note: Forward Looking Statements

This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations.  These statements are expressed in good faith and based upon reasonable assumptions when made, but there can be no assurance that these expectations will be achieved or accomplished.  Sentences in this document containing verbs such as “believe”, “plan”, “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future –tense or conditional constructions (“will”, “may,” “could,” “should,”, etc.) constitute forward-looking statements that involve risks and uncertainties.  Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations and trends or operating results also constitute such forward-looking statements.  These statements are only predictions and actual results could differ materially.  Certain factors that might cause such a difference are discussed throughout this Annual Report on Form 10-K, including the section entitled “Risk Factors”.  Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

PART I

Item 1. Business

Daxor Corporation is a medical device manufacturing company with additional biotechnology services. Daxor was originally founded in 1970 for cryobanking services and continues these services through its wholly owned subsidiary, Scientific Medical Systems. For the past 12 years, the Company’s major focus has been on the development of the BVA-100® Blood Volume Analyzer, an instrument that rapidly and accurately measures human blood volume. The instrument is used in conjunction with Volumex®, a single use radiopharmaceutical diagnostic injection and collection kit. The Company also performs cryobanking of blood through Scientific Medical Systems and of semen through Idant, a subdivision of Scientific Medical Systems. The Company maintains websites at www.daxor.com and www.idant.com that describes its operations.

BVA-100 BLOOD VOLUME ANALYZER

Blood volume measurement has a large potential market. Blood volume derangements are associated with a variety of medical conditions, and it is well established that clinical assessment of blood volume using physical examination or simple blood tests such as hematocrit testing are frequently inadequate to determine total blood volume. Previous methods of directly measuring blood volume have been extremely complex and time-consuming. The BVA-100 is a CLIA rated medium complexity instrument that can measure blood volume with 98% accuracy within 60 to 90 minutes. Participating institutions utilize the BVA-100 for diagnosing and treating patients with heart failure, kidney failure, syncope, and to aid in fluid and blood transfusion management in the critical care unit. The BVA-100 has also been used to aid in the diagnosis and treatment of polycythemia, hypertension, anemia, chronic fatigue, and for presurgical evaluation. Additional possible uses include management of kidney dialysis and for use in a comprehensive program of blood optimization for elective surgery.

History and Development of the BVA-100

Blood volume measurement has been available for more than 60 years, although previous methods required as much as four to eight hours of technician time with variable degrees of accuracy. Measurement of blood volume is achieved by infusing a radioisotope indicator, or tracer, into a patient’s vein and then collecting timed blood samples after the tracer has distributed evenly throughout the circulatory system. The volume of blood in a patient is inversely proportional to the dilution of the tracer. The measurement, while relatively simple in principle, has been difficult to perform accurately and rapidly because of the high degree of precision required in each step. Standard techniques require a technician to prepare an exact matching set of standards, precisely and completely injecting the tracer, collecting five timed blood samples, and then preparing the samples in precise quantities for measurement. Due to the time required, certain technical shortcuts were often used that reduced the accuracy of the measurement. Therefore, the complexity and length required for achieving an accurate blood volume result, prior to the introduction of  Daxor’s BVA-100 Blood Volume Analyzer, blood volume measurements were performed in only a small minority of hospitals in the United States.

Another technique used for blood volume measurement, particularly the red cell volume part of the blood volume, involves taking a sample of the patient’s blood and incubating it with CR51, a radioisotope.  This blood then undergoes a series of complex steps which involves removal of the excess chromium isotope and carefully measuring the amount of radioisotope which has attached itself to the patient’s red cells.  The patient’s chromated red blood cells are then re-transfused into the patient.  This test has been particularly used by nuclear medicine departments for evaluation of the red cell volume in a condition called polycythemia. Polycythemia is a condition in which the patient may have too much blood which can predispose to thrombosis and other complications.  One of the problems with this test is that it requires re-transfusion of a patient’s blood and has the potential for erroneous transfusion of another patient’s blood. This has occurred.  The company has sponsored studies which are expected to be reported this summer demonstrating that its instrumentation is as accurate as this more time consuming and potentially dangerous form of blood volume measurement.

At the present time blood volume measurement is an infrequently performed test.   Instead of accurate blood volume measurement, physicians who needed to assess volume status commonly used clinical assessment with physical examination or standard surrogate, or proxy, tests such as hemoglobin and hematocrit. However, these methods have frequently been found to be inadequate determinations of total blood volume. The only time the hematocrit or hemoglobin is accurate is when the patient’s volume status is normal.  If the total blood volume is either expanded or contracted, then the use of these tests can produce misguided information.  Hemoglobin and hematocrit testing measure only the thickness of the blood (percentage of red cells to plasma within the blood) and not the actual volume. The hematocrit and hemoglobin tests themselves may be significantly inaccurate.  New York State Department of Health proficiency tests which are required of laboratories performing these tests will tolerate an error of 8 to 10% of the red cell volume status and still be considered passing.  A patient who has undergone a change of red cell volume of 8 to 10% has lost a considerable amount of blood.  Physical Symptoms are not reliable indicators of blood volume status.  In acute situations, such as during surgical blood loss or after trauma, it may take as long as 24 to 72 hours for the hematocrit to reasonably reflect the degree of blood loss.

With respect to blood volume measurement, an additional problem was the difficulty of calculating an accurate normal blood volume for a specific individual. Daxor’s Chief Scientific Officer, Dr. Joseph Feldschuh, and Dr. Yale Enson from Columbia University College of Physicians and Surgeons, published their research studies in Circulation in October 1977 which showed that normal blood volume has varied in relation to the degree of deviation from ideal weight. The work was performed in the laboratory of Nobel Price Winner Dr. Andre Cournand.  A leaner individual has a higher blood volume percentage of body weight as compared to an obese individual. The computations for an individual’s normal expected blood volume were complex and time consuming, and frequently simpler norms incorporating body weight or body surface area were used. These norms, however, are known to have systematic errors for individuals who are lean, obese, short, or tall.  The combination of difficult time consuming, sometimes inaccurate techniques for measuring blood volume, in combination with inaccurate norms for a specific individual, presented a formidable barrier to the implementation of blood volume measurement for routine clinical use.  It was widely understood by a significant number of physicians that an accurate measurement of blood volume could provide important essential information in the management of critically ill patients.

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

The Company initially obtained marketing clearance from the FDA for the BVA-100 Blood Volume Analyzer in 1997, and for its Volumex specialized single use injection kit in 1998. The Company manufactures its own injection kit components and specialized collection kit, and injection kit filling is performed by an FDA licensed radiopharmaceutical manufacturer. The Company can provide customized collection kits for customers with special needs. The Company established a small scale manufacturing facility in Oak Ridge, Tennessee, primarily for research and development purposes, with limited manufacturing capabilities. The Company has received United States, European Common Market, and Japanese patents for its Blood Volume Analyzer. In January, 2007, the Company purchased two 10,000 square foot buildings in Oak Ridge to expand its research, development, and manufacturing capabilities.

After successful beta testing for the Blood Volume Analyzer at hospitals in the New York metropolitan region, the Company expanded marketing efforts outside of the New York region. The initial beta testing period can be considered to have run from approximately early 1998 to mid 2000. The next phase of beta testing was a change in focus to reaching out to major hospitals in the United States, such as the Mayo Clinic, The National Institutes of Health (NIH), and the Cleveland Clinic. This phase was marked by incorporation of the BVA-100® into various research studies, many of which later resulted in publication. This phase, which lasted from approximately mid 2000 to mid 2003, resulted in the first retention of instruments by hospitals and the utilization of the instrument on a wider scale by nationally recognized physicians and institutions. Test results from hospital sites indicated that the Blood Volume Analyzer was accurate and provided information that was important in a wide variety of acute and chronic medical and surgical situations. The first results from studies began to appear in 2000, but it was not until 2002 that we began to see publication in peer reviewed journals of studies initiated in 2000. Often there is a gap of 2-4 years between initial contact and full publication in a peer reviewed journal. In 2002 the Company retained a recruiting firm to develop a professional sales team. Since 2003, we have entered a marketing phase, focusing on developing a strong marketing team and working to transition the BVA-100® from utilization primarily in research studies into widespread clinical use. In 2003, we also initiated a major overhaul of the BVA-100® technology from a DOS-based system to a Windows based system (see Research and Development).

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

Heart Failure

Approximately five million individuals are treated annually for heart failure. It is estimated that $38 billion is spent annually on heart failure treatment, of which $23 billion is spent on hospital treatment. Heart failure is the number one reason for admission to hospitals in the US for patients over 65 years of age. The overwhelming majority of patients treated for heart failure must be treated with a combination of powerful drugs that may drastically change the patients’ blood volume. Three thousand patients annually receive heart transplants, and an increasing number are receiving left ventricular assist devices (LVAD), a type of mechanical heart.

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

The study also reported on the accuracy of clinical assessment of volume status in these patients. Physicians who were trained in cardiology assessed patients’ blood volume statuses using standard laboratory tools and physical examination. When choosing between three possible choices—decreased, normal, or increased blood volume—specialists were correct only 51% of the time in evaluating these severely ill cardiac patients when compared to the direct measurement results provided by the BVA-100. This study was cited in the most recent revision of the American College of Cardiology/American Heart Association 2005 guidelines for the treatment of chronic heart failure.  The guidelines are updated once every 3 to 5 years.

This landmark study highlights the importance of correcting a heart failure patient’s blood volume to normal.  The most recent revision (2005) of the Heart Failure Treatment Guidelines of the American College of Cardiology and American Heart Association (ACC/AHA) has cited the Androne study and has referred to the BVA-100 Blood Volume Analyzer as an accurate method of blood volume measurement. The ACC/AHA guidelines have, for the past 20 years, recommended blood volume assessment as an essential component of the diagnosis and ongoing treatment of heart failure.  This study is the first to provide direct evidence that achievement of normovolemia is associated with improved outcomes, and that treating to normovolemia is a legitimate goal.

The American College of Cardiology, in its most recent update of Guidelines for Treating Congestive Heart Failure (2005), for the first time specifically referenced studies partially supported by Daxor on the treatment of congestive heart failure.  These studies from Columbia Presbyterian Medical Center demonstrated that the goal of achieving normal blood volume resulted in a much higher survival rate as compared to patients who remained in a hypervolemic state (expanded blood volume).  The studies further demonstrated that physicians using the standard clinical and laboratory techniques to evaluate blood volume were only correct 51% of the time, and incorrect 49% of the time.  These studies, which are further described elsewhere in this report, were very important to the Company in its goal of achieving blood volume measurement as a standard of care in treating heart failure.  At the present time, the Company considers itself to still be in the earliest stages of achieving this goal.   The Company’s operations in semen banking and blood banking (laboratories) have received limited promotion; however, the Company has taken steps to increase awareness of these services. The potential market for the Blood Volume Analyzer is significantly larger than the Company’s current operations. The Company anticipates that proceeds from Daxor’s Blood Volume Analyzer will be the primary source of revenue in the immediate future. The Company believes that the potential market for blood volume measurement and analysis is between 15-20 million tests per year. Successful penetration of even a small fraction of the market would significantly change the Company’s structure.

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

Many of the patients in the above studies were severely ill and were being considered for heart transplant or implantation of left ventricular assistance devices. Several other studies have recently confirmed that anemic heart failure patients may have very significant improvement through pharmacological treatment rather than more expensive and risky surgical interventions. Cardiac transplants are obviously available to only a very small fraction of congestive heart failure patients. Left ventricular assistance devices (LVAD) may be available as an interim measure while waiting for transplantation and have been studied as a possible destination therapy. While the mortality rate of LVAD implantation continues to improve, the one-year mortality after LVAD implantation averages around 50%. Further, LVAD therapy is costly (initial costs average around $200,000, with approximately $100,000 in annual follow-up costs for surviving patients), requires intensive follow-up, and is available at only a limited number of heart failure care centers. The ability to effectively treat these patients pharmacologically, without surgery, promises not only to prolong patients’ lives but to be much less expensive.

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

Dr. Mihae Yu and colleagues at The Queen’s Medical Center in Honolulu, Hawaii, have been studying the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how results have influenced treatment decisions. In their most recent results, including 86 data points from 40 patients, blood volume measurement results led to a change in treatment plan 36% of the time. Among patients who received a pulmonary artery catheter (PAC) for hemodynamic measurements, treatment was changed 20% of the time. Among patients who did not receive PAC measurement, treatment was changed 45% of the time. Dr. Yu and colleagues, with Dr. Elizabeth Biuk as the senior author, have presented their findings at the Society of Critical Care 2006 annual meeting and their studies were featured in the November 2005 issue of Anesthesiology News. These studies are preliminary studies that are currently being followed up by additional studies evaluating  how incorporating blood volume measurement into critical care treatment affects outcomes.

Dr. Yu is now engaged in a major study, partially funded by Daxor, involving blood volume measurement in the intensive care unit.  The purpose of the study will be to determine specifically whether clinical outcomes and length of hospital stays will be altered by incorporating blood volume measurement as a routine clinical tool in the intensive care unit.  Patients will be divided into two groups, those in whom blood volume measurements will be performed and repeated as necessary, and patients in whom blood volume measurements will not be used for clinical management.    This study will be the most specific of its type to document the potential benefits in such cases.  Currently decisions on treatment of critical care patients is often made on the basis of the use of pulmonary artery catheterization, which is an invasive technique and measures pressures, not volume.  It also has the potential of causing damage within the circulatory system and, occasionally, death.  Previous studies have shown that PAC has previously been shown not to be an accurate substitute for a blood volume measurement.  This was first shown in a smaller previously published study from Lutheran Medical Center using the blood volume analyzer.  Dr. Yu’s study is expected to be much larger and will be from a university hospital affiliated with a medical school.   The Queen’s Medical Center is the largest hospital in the Hawaiian Islands.

At the annual meeting of the Society of Critical Care Medicine in February, a study entitled “Does Hematocrit Reflect Red Cell Volume when Adjusted for Plasma Volume” was presented.  This study involved 370 patients who had a total of 689 separate blood volume measurements in the intensive care units at The Queen’s Medical Center in Honolulu, Hawaii.    Senior authors of the study were Dr. Kurt Edwards and Mihae Yu, et al, from the University of Hawaii.  This is the largest series in medical history where hematocrits were compared to direct blood volume measurement

The study compared the hematocrit, which is the proportion of a volume of a blood sample that is red blood cells, to the result obtained when actually measuring the volume of blood in a patient.  The hematocrit is the standard test used to estimate the quantity of blood in a person and is used in hundreds of thousands of clinical decisions annually with respect to whether or not to transfuse a patient.  Patients in the study were critically ill, 36% had severe sepsis and/or shock; 31.2% were trauma patients; 10% were congestive heart failure patients, and 14% were acute kidney failure patients.  28 (5% of the cases,) patients had lost more than 40% of their red blood cells and still had a hematocrit of 30 or better, indicating no need for transfusions. Under usual circumstances they would have been denied a transfusion.  In 12 (2% of the patients) there was a red cell deficit of less than 10% with a hematocrit less than 30. These were patients who clearly did not need transfusions yet, under the usual circumstances, would have been transfused.  The authors concluded that direct measurement of blood volume provides a more specific guide to red cell transfusion than the hematocrit test which does not measure volume directly.  Patients may be denied transfusions who would benefit from transfusions, and some patients who do not need a transfusion may be transfused.

At the same conference Dr. Yu presented a second study on the use of the BNP test for assessing the volume status of the patient entitled “Does Blood Volume and BNP Correlate?” to determine if there is any correlation between BNP levels and blood volume measurements in critically ill patients.  The study reported on 38 surgical intensive care unit patients who had a total of 58 blood volume measurements obtained simultaneously with BNP measurements.  The diagnosis of the patients included septic shock, trauma, and hemorrhagic shock.  The study concluded that there was no correlation between BNP levels and the blood volume status of the patient.  This is the largest study reported to date where blood volumes were actually measured simultaneously with BNP levels in critically ill patients.  The authors concluded that blood volume measurements may guide in optimizing fluid measurements when there is uncertainty about the intravascular volume status of complex patients.

A fundamental goal of the Company is to make blood volume measurement a standard of care in critically ill patients in the intensive care unit.   In order to achieve this goal, it is necessary to have basic studies that can document that there is a significant improvement in both patient outcomes and reduction of costs.

Syncope

The Cleveland Clinic Cardiovascular Department is ranked #1 in the United States by the annual survey in the U.S. World & New Report.  There have been more blood volumes performed at the Cleveland Clinic than at any other hospital in the United States.

Syncope, or sudden loss of consciousness, has been estimated to be responsible for 3-5% of emergency department visits and 1- 6% of hospital admissions. As many as one million individuals per year experience an episode of syncope.

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

Postural Orthostatic Tachycardia Syndrome (POTS) is a condition in which patients, primarily women, develop a rapid heart beat and symptoms suggesting impending fainting.  POTS affects an estimated 500,000 people in the United States alone.  POTS (excessive increase in hear rate [>30 bpm] on standing, associated with orthostatic symptoms in the absence of orthostatic hypotension) can produce substantial disability among otherwise healthy people.” Vanderbilt University Medical School published a study in Circulation, 2005;111:1574-1582 utilizing the blood volume analyzer.  Senior authors were Satish R. Raj, M.D, David Robertson, M.D, et al.  This study was initiated in October 2002 and reported in 2005.  Patients with these conditions, particularly those with rapid heart beats, are sometimes diagnosed as having panic attacks and treated inappropriately with psychiatric medications.  These are two of the first studies to provide clear evidence that low blood volume may play a major role in many of these cases and provide an opportunity for specific corrective therapy.  This study, using the BVA-100, demonstrated that many of these patients have a marked reduction in their plasma volume and that they also have a significant reduction in their red cell volume.  This was the first study of its type to document that these patients have low blood volume as a cause of their condition and they could theoretically be treated with medications (such as epoietin alfa) to increase their blood volume and decrease these attacks.  Another study from the same institution entitled “Postural Pseudoanemia: Posture-Dependent Change in Hematocrit” was published in the Mayo Clinic Proceedings 2005;80(5):611-614.  Senior authors were Drs. Geris Jacob, David Robertson, et al.  These authors demonstrated that “Changes in posture can lead to substantial changes in hematocrit, which may be attributed mistakenly to blood loss or acute anemia and result in a cascade of unnecessary diagnostic costs.  In reality, these changes represent postural pseudoanemia, a normal physiological response to a change in their position from standing to lying and vice versa.

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

Dr. SJ Alrawi and colleagues from the Lutheran Medical Center (New York) published an article in the November 2002 Saudi Medical Journal comparing the BVA-100 with pulmonary artery catheterization. In this study, patients in the critical care unit received pulmonary artery catheterization as well as blood volume measurement with the BVA-100, and results were compared. There was some correlation between blood volume and cardiac output, but otherwise measurements using the pulmonary artery catheter and blood volume results were not related to each other. This indicates that, in addition to being invasive, pulmonary artery catheterization does not provide an accurate estimate of blood volume. Direct blood volume measurement is less invasive and more accurate

Dr. Howard Dworkin and colleagues from William Beaumont Hospital compared blood volume measurement with the BVA-100 to the previous gold standard blood volume measurement method, which consists of simultaneous radioisotopic measurement of red cell and plasma volume. They found that results correlated very closely with each other, but measurement with the BVA-100 took 90 minutes as opposed to 3.5 hours required for the standard method. These findings support the reliability and improved feasibility of the BVA-100 for clinical use. Results from this study were presented at the 2005 annual meeting of the Society of Nuclear Medicine. Dr. Dworkin’s paper demonstrated that preliminary blood volume results could be obtained in under 45 minutes.  The study has been approved for a symposium publication sponsored by Vanderbilt University on the subject of blood volume.  The publication is expected in the summer of 2007.

Other Medical Conditions for Blood Volume Measurement Utilizing the BVA-100

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

African-Americans are disproportionately at risk for hypertension and have been reported to have significantly higher rates of kidney failure as a complication of hypertension. Howard University, a 482-bed award winning university and teaching hospital, had contracted to receive the Blood Volume Analyzer on a trial basis. For more than 141 years, Howard University Hospital has pioneered treatment techniques and is the only African American academic and comprehensive health care center in the country.   Due to personnel changes in senior management in the radiology department, the contract was not implemented.  The Company is now engaged in renegotiating the contract.  There has been scientific evidence presented that African-American patients, in particular, require more specific treatment for hypertension than they are currently receiving.

While no studies have been published on the use of the BVA-100 in hypertension, several medical facilities have been using the BVA-100 on a clinical basis in the diagnosis and treatment of hypertension. The Mayo Clinic, which purchased the BVA-100 in 2003, has reported that blood volume measurement can be helpful in defining therapy.

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

Epogen and Procrit can be used to treat certain types of anemia. These medications are manufactured by the Amgen Corporation, and Procrit is distributed by the Ortho Division of Johnson & Johnson. Blood volume measurement can be a key test in determining the need for and evaluating the effectiveness of these types of treatments. These drugs have recently received significant criticism because of studies that have implicated them in higher incidence of thrombosis resulting in strokes and heart attacks.  The Company has been in discussions with representatives of Amgen to conduct studies which could demonstrate that blood volume measurement would provide for a more definitive and accurate type of treatment.  In some of these studies that were reported, there was a significant overshoot of the targeted hematocrit which may have been a factor in the increased incidence of thrombosis.  In a published study entitled “Hemodilution is Common in Patients with Advanced Heart Failure” (Circulation, 2002) it was demonstrated that in these anemic patients, a blood volume measurement was necessary to differentiate patients who were truly anemic from those who had an expanded blood volume and who could suddenly have a marked overshoot of their hematocrit.  These patients were termed “pseudo anemic.”

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

The Company had extensive discussions about incorporating blood volume measurement into blood substitute studies with the Hemosol Corporation, and one of the medical directors had indicated a willingness to use a Blood Volume Analyzer. However, the company developed a financial crisis and was unable to continue their studies. The company eventually discontinued almost all its operations.  At the present time, only Northfield Laboratories appears  to be actively engaged in testing a blood substitute. Northfield recently had increased incidence of death and complications in patients receiving their blood substitute.  The Company believes that one of the reasons that these negative results occur is because treating physicians do not have an accurate assessment of the amount of blood the patient has lost, nor do they have an accurate assessment of the amount of blood the patient has after the blood substitute is no longer effective.  The Company has contacted an FDA official about the potential benefits of incorporating blood volume measurement into future protocols to more accurately assess any potential benefits from blood substitutes, as well as their inherent risks.

SCIENTIFIC MEDICAL SYSTEMS SUBSIDIARY (wholly owned by Daxor)

Scientific Medical Systems is a subsidiary wholly owned by Daxor that engages in cryobanking of frozen blood and semen (sperm). Idant is a division of the Scientific Medical Systems subsidiary that offers sperm banking services.

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

There are approximately 15-18 million blood transfusions administered annually to four million patients. The present donor system of blood transfusions presents risks to individuals receiving blood. Despite improved testing, infectious diseases such as HIV, hepatitis, and West Nile Virus may be transmitted through donor blood. For HIV and hepatitis, there is a “window period” of 3-6 months between initial infection and when an individual develops detectable antibodies. The FDA is particularly cautious and will not permit an individual who received a transfusion to donate blood for up to one year following the transfusion. Additional risks of donor blood include adverse reactions to incorrectly or incompletely matched blood and suppression of the immune system.

In an effort to avoid the risks of donor transfusion, physicians frequently withhold blood from severely anemic patients. It is a common medical practice to replace the first three pints of lost blood with three pints of sterile water or the equivalent. When patients are under the stress of illness and surgery, they are even more vulnerable to ill effects of decreased perfusion and oxygen delivery than healthy individuals. Multiple studies have shown increased complications, such as shock, kidney failure, myocardial infarction, stroke, and death, in people undergoing surgical procedures who develop extremely low hematocrits (red cell concentration). The number of patients who suffer major complications, including sudden death from under-transfusion, is unknown but significant. This problem has not been brought to the public’s attention, but it is widely known among physicians who have treated patients who have lost blood.

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

Recent Improvements and Innovations

In 2005, the Company began using a recently available FDA-approved technology (manufactured by another company) that extends the shelf life of thawed frozen blood from 24 hours to 14 days. This development greatly increases the flexibility with which frozen blood can be used and greatly increases the number of situations in which thawed frozen blood can be provided to patients as needed. As part of this program the company has also purchased new freezers and equipment that incorporate this technology.  It has also installed a back-up liquid nitrogen system at its headquarters so that in the event of electrical failure, the freezing temperatures can be maintained.  The previous system can theoretically withstand more than 48 hours without electricity without irreversible loss of the frozen blood. The new system provides for a 2 – 3 week frozen capability without electricity.  Freezing blood requires highly sophisticated technology to enable a sterile cryo protective agent to be mixed into the blood prior to freezing.  Freezing blood directly destroys the red blood cells.  When the blood is ready for use, the process is reversed and the special cryo protective agent is removed, utilizing special sterile technologies, from the frozen blood after thawing.

The Company has recently received a trademark for a proposed program of Quality Assured Blood (QAB). This concept is similar to existing safety protocols used to ensure the safety of frozen donor semen (see Idant Semen Banking page 13) and is only possible because of the unique advantages of frozen blood storage. Infectious diseases such as HIV and Hepatitis have a “window period” of 3-6 months during which a donor may be infected but has not yet produced the antibodies that are required for the diseases to be detected. With Quality Assured Blood, a donor can be tested, donate blood to be frozen, and then be retested after six months of the donation. This blood can then be used as donor blood with markedly reduced risk of infectious disease transmission. These types of safety procedures are standard with frozen donor semen, which is much less infectious than blood.  In contrast, standard donor blood is tested only once, refrigerated, and used within weeks of collection.

The Company has also trademarked its Blood Optimization Program® (BOP) for maximizing blood safety during surgery. The BOP uses a combination of blood volume measurement, presurgical treatment of blood volume deficits, and frozen autologous blood transfusion. The Company has applied for and received trademark protection for the BOP name and is reviewing whether or not to apply for a methods patent for the concept.  In February of 2007 the Company applied for a methods patent for the Blood Optimization Concept.

The underlying principal of the BOP is to enable patients undergoing elective surgery to store frozen blood in advance of surgery at a time and frequency that will be determined with the help of blood volume measurement. If a patient does not donate his or her own blood at all, then he or she faces the risks that come from donor transfusion. The only truly safe blood is one’s own blood.  However, patients who donate their own blood just prior to surgery are frequently anemic and at a higher risk for complications than they would be had they not donated blood. Patients who store blood 28 to 35 days prior to surgery may be able to restore one to two pints of blood, but blood that is refrigerated for 28 to 35 days has been shown to undergo significant deterioration, decreasing the effectiveness of transfusion. Frozen blood does not suffer such deterioration and thus is more effective than refrigerated blood that has been stored for several weeks. Because of its reliable quality and improved safety, infants who require transfusion usually receive only fresh frozen blood which is thawed and reconstituted just prior to use.

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

Idant Semen (Sperm) Banking

Idant, a subdivision of the wholly owned subsidiary Scientific Medical Systems, has been a pioneer in the technology and commercial application of long-term cryopreservation of human sperm. The division provides frozen semen services to physicians worldwide. Idant holds approximately 50,000 human semen units in long-term storage at its central New York City facility. The Company was a founding member of the American Association of Tissue Banks.

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

Idant utilizes the most reliable and effective cryopreservation technology available. The FDA does not currently have specific standards for reporting the effectiveness of semen storage, so there is no assurance that a given semen bank uses the best available technology to ensure the longest possible viability of frozen sperm. The Company uses a customized carousel canister system in its sperm bank storage system. This permits retrieval of specimens from lower levels without removal of upper specimens, thereby avoiding any exposure of other specimens to room temperature air. Even brief exposure to room temperature may result in long-term loss of viability of frozen sperm. Most other banks use a “rack and cane” pull-up system, which requires removal of upper specimens from the tank to retrieve specimens at lower levels. In such a bank, a specimen may be exposed to a temperature change from liquid nitrogen (-321ºF)  to room temperature (72ºF) more than 100 times during its storage lifetime. This will result in a gradual degradation of the specimen. In the Idant system the specimen remains immersed in liquid nitrogen almost continuously while in storage. The Company is aware of only one other semen bank that uses the carousel system for long-term storage of semen.

Idant also uses a system of storing semen in sealed special plastic straws.  Almost all other human semen banks use a system of storing semen in vials with a screw cap.  Semen stored in straws can be heat sealed. This makes the contents of the straws impermeable to any viruses which may be present in the liquid nitrogen.  In contrast, semen stored in screw top vials cannot be heat sealed.  Changes in temperature when vials are removed from the liquid nitrogen and then replaced can result in some liquid nitrogen being sucked into the vial.  There have been reports of contamination of stored semen from storage in liquid nitrogen tanks when screw top vials have been used.  This type of contamination is impossible when using heat sealed straws.

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

RESEARCH AND DEVELOPMENT

As detailed in “Item 2 Properties”, in January of 2007 Daxor acquired additional space with the intention of being able to further our ability to expand our research and development and be prepared, in the future, for increased demand for our products.

In 2006, we released version 5.4 of WINBVA.  This software release included enhanced capabilities for quality assurance, allowing the end users to have increased flexibility should they fail daily quality control.   In the previous release of the software, if a customer failed daily quality control, they would need to correct the problem and then re-run the 40 minute test.  The updated version allows the user to correct the issue, and then re-run the subset of quality control, thus decreasing the length of time to achieve the required full “Pass” of daily quality control, which is needed in order to run patient samples.  In addition to the changes to quality control, there were numerous coding changes that occurred in this version of the software.  Most of these changes are invisible to the end user; however, they either correct small coding errors from previous versions or enhance speed and performance of the internal software.

Although blood volume measurement has been available for over 50 years, the test was rarely performed because of cumbersome requirements that made the procedure difficult. When Daxor Corporation developed the first semi-automated system ever approved by the FDA, it encountered a generation of physicians who had little or no direct experience with blood volume measurements, with the exception of hematologists who used the test for a single condition (polycythemia vera) and preferred to use another method (Chromium 51) that measured red cell volume.  That method required 4 - 6 hours to perform and included re-transfusion of the patient’s blood cells after they were tagged with Chromium 51.  This technique exposed the patient to the risk of a potential mismatched transfusion, which has occurred.

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

By 2003 the company sold only five instruments despite multiple trials.  It had become clear that major changes were needed. By early 2004 the company had decided to expand its research and development facilities in Oak Ridge, Tennessee, to develop a more advanced version of the system which would run on a Windows operating platform.  The Company developed a new network of subcontractors, including a group of specialized computer programmers, who were absorbed into the Company as full time employees in January, 2005.  The Company also contracted with an original equipment manufacturer (OEM) to build the instrument and to retain for itself the final quality assurance testing operations.

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

As a result of these improvements, especially the upgrade to a Windows operating system, the new BVA-100 system was categorized by CLIA as a medium complexity instrument, enabling a wider range of facilities to utilize it. In addition, the many improvements allow the system to better meet users’ needs. This upgrade was essential to helping establish the necessity, reliability, and cost effectiveness of accurate, rapid blood volume measurement.  A primary goal of clinical research studies is to provide evidence from peer review journals that will support and document that blood volume measurement should be a standard of care in specific conditions.  To the best of our knowledge, this is the only radioisotope nuclear medical instrument which has been designated as a medium complexity instrument because of the quality assurance controls that have been built into the instrument.

In addition to improving the BVA-100, the Company has dedicated considerable time and effort to physician education. A limited number of account representatives work primarily to educate physicians (clinicians) on how best to utilize the instrument. The company also offers unlimited clinical assistance through the services of its Chief Scientist and CEO, Dr. Joseph Feldschuh, as well as Dr. Gary Fischman, PhD, Director of Research.  Additional staff, including the Vice President of Marketing and a medical writer and statistician, devotes part or all of their time to supporting the development, completion, and publication of clinical studies.  The Company continues to provide support for studies at various institutions.  Support may consist of free use of blood volume analyzer equipment,Volumex kits, and support services from Daxor staff.  The Company expects that there will be additional studies published in 2007 on research studies it has previously helped support.   Previously published studies have documented the benefit of blood volume measurement in the intensive care unit and in cardiology.  However, additional studies are needed for other institutions to provide further backup.  For example, heart failure studies are continuing at Columbia Presbyterian Medical Center.  The Company has unpublished data documenting the benefit of blood volume measurement using the BVA-100 in hypertension.  Based on this data, we believe that African American patients, in particular, will benefit from the use of blood volume measurement in determining choice of therapy.  Howard University in Washington, D.C. is expected to be a prime location for such studies.  (Refer to previous sections on clinical conditions utilizing blood volume measurement.)

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

The Company also devoted a significant amount of time to developing the Blood Optimization Program, a method for using both autologous frozen blood and the BVA-100 to optimize transfusion safety and minimize anemia during surgery (see Blood Banking discussion on page 12).

In February 2007 the Company filed a methods patent on its Blood Optimization Program (BOP).  In 2006 the Company signed an agreement with Cabrini Medical Center to implement the Blood Optimization Program.  The Cabrini Medical Center, however, has encountered financial problems and has been undergoing a review process by New York State with regard to its possible closure.  The hospital, therefore, has not fully implemented its part of the Program with respect to blood volume measurement.  The Company believes that another major medical center will shortly sign an agreement to implement the Blood Optimization Program.  The Program incorporates the concept of blood volume measurement prior to surgery, treatment with blood stimulants such as epoietin alfa to correct anemia, donation and frozen storage of one’s own blood well in advance of elective surgery, use of autologous blood during and post surgery, followed up with another blood volume where indicated.  The Program has the ability to fundamentally alter transfusion practices.  At the present time it is not uncommon for patients in their 60s, 70s, 80s, and even 90s, to be permitted to remain in a condition where almost half of their lost blood is not replaced except with sterile water.  There have been published studies, particularly from Duke University and other institutions, demonstrating that as much as 40 to 50% of patients undergoing cardiac bypass surgery, have measurable memory loss.  Similar findings have been published in regard to major orthopedic surgery such as hip replacement.  There are numerous published studies that have demonstrated that there is higher mortality and morbidity the more anemic patients are.  There are many so-called bloodless surgery programs which advocate very limited blood transfusion replacement.  We are not aware of any study, however, in these programs, which has measured the degree of memory loss in these programs as compared to patients who undergo a more liberal transfusion policy.

A major study published in the New York Times from Duke and Columbia Universities in June, 2006 entitled “Age of Transfused Blood May Play Part in Recovery” demonstrated that patients who receive older blood have increased mortality and morbidity.  Blood can be stored in a refrigerated state for up to 42 days.  Blood banks routinely use the oldest blood first.  Blood stored for more than 20 days already demonstrate considerable loss of ability to transport oxygen and remove carbon dioxide.  Newborn infants requiring a transfusion are routinely transfused only with frozen blood.  Blood that is frozen within 24 hours after collection does not show the deterioration of critical oxygen transporting enzymes that occur with refrigerated blood.  A major advantage of the Blood Optimization Program is that not only will the patient be receiving their own blood, but will be receiving blood that has been frozen within 24 to 48 hours, and than defrosted when it is needed.

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

Despite the positive response from these facilities, it became increasingly apparent that the company needed significantly more studies to support the reliability, utility, and cost effectiveness of blood volume measurement with the BVA-100®. It also became clear that the original version of the BVA-100, which was based on a DOS platform, needed to be markedly improved in order to provide sufficient features and flexibility to meet users’ needs (see Research and Development page 14).

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

The marketing team has made progress in identifying which facilities and departments are most able to utilize the BVA-100 in a cost effective manner and has developed a repertoire of educational and marketing material. Depending on a facility’s needs and its ability to perform studies that are likely to increase widespread acceptance of the BVA-100, the Company offers the Blood Volume Analyzer to potential users on a sale, lease, or loan basis. Facilities that receive a loan of the instrument for research pay for the Volumex® kits that are not used purely for research purposes, which can provide a source of ongoing revenue for the Company. Primarily, users are expected to be hospitals, surgery centers, intensive care units, and imaging centers (radiology). The Company also has been demonstrating its equipment at major trade shows such as nuclear medicine, surgical anesthesiology, and trauma conferences. The Company’s website (http:// www.daxor.com) contains extensive detail about the BVA-100® Blood Volume Analyzer as well as examples of actual cases (with patient identities removed). The website permits rapid communication between researcher, marketing personnel, and potential users prior to an onsite visit.  In 2006 the Company exhibited at a total of 20 national, local and regional trade shows.

Despite its success with a few key institutions, the BVA-100 continues to encounter some significant obstacles to widespread acceptance. The Company has attempted to balance sales efforts with education and the development and support of continued research.  Towards this goal, presentations and studies developed in 2005 and 2006 utilizing the BVA-100 blood volume analyzer are (1)  2005 - AHA CHF Guidelines Updated Guidelines for the Treatment of Adults with Heart Failure - Included Katz/Androne data concerning 50% unrecognized volume status.  (ref. Hunt SA, et al. ACC/AHA 2005 Guideline Update for the Diagnosis and Management of Chronic Heart Failure in the Adult:  A report of the American College of Cardiology/American Heart Association Task Force on Practice Guidelines.)  (2)  American Heart Journal - Published BNP vs. BVA - Pilot Study from Cleveland Clinic - James, K et al. (ref. Am Heart J 2005;150:984.e1-984.e6,  Blood Volume and Brain Natriuretic Peptide in Congestive Heart Failure:  A Pilot Study.)    (3) 2006 HFSA Poster Presentations - Columbia Presbyterian College of Surgeons and Physicians - Anemia in Patients with a Normal Ejection Fraction - Patients are often women and are anemic and not hemodiluted.  (ref. Cohen, R et al. 2006 Heart Failure Society of America Scientific Session - Poster Presentation, Anemic Patients with NFHEF have a reduced red cell volume, true anemia and concomitant plasma volume expansion.)  (4)  2006 HFSA Poster Presentations - Columbia Presbyterian College of Surgeons and Physicians -Is EPO safe and effective in patients with Diastolic HF - EPO is safe and provide improved quality of life.  (ref. Cohen, R et al. 2006 Heart Failure Society of America Scientific Session - Poster Presentation, The Administration of subcutaneous erythropoietin in elderly patients with heart failure and normal ejection fraction over three month is safe and effective.)  (5)   Plasma catecholamines and blood volume in native Andeans during hypoxia and normoxia. (ref. Alfredo Gamboa et al. Clinical Autonomic Research;2006 - 16:40-45)  (6)  Society of Critical Care Medicine - 2006 - Yu & Biuk - BVA and the Impact on Fluid Management - Change in fluid management 45% of the time.  (ref. Biuk-Aghai, E, et al. 2006 Society of Critical Care Medicine Scientific Session – Poster Presentation, Blood Volume Measurements:  Impact on Fluid Management.)

One of the barriers to acceptance of the BVA-100 is that despite the fact that blood volume measurement is important in so many different medical and surgical situations, very few physicians have any previous experience utilizing direct blood volume measurement. Instead, they have relied on surrogate tests such as hematocrit or hemoglobin measurement, despite the proven inaccuracy of these tests. Even among institutions that utilize the Blood Volume Analyzer, physicians frequently have questions regarding the interpretation of blood volume results and how to best use the results to guide treatment. The Company has instituted a program of educational representatives to help educate physicians about the use of blood volume measurement and to act as a liaison between the Company and users of the BVA-100®. The Company also provides unlimited clinical assistance through the services of its Chief Scientist and CEO, and its Director of Research. The Company’s Vice President of Marketing spends a significant portion of time working with facilities to develop research projects, and the Company employs a medical statistician to help with the interpretation of research data and preparation of results for publication.

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

The Company’s representatives undergo a training program in basic medical physiology to enable them to interact with both physicians and administrators to explain cost benefit factors.

In 2004 the Company sold four instruments. In 2005 the Company sold only a single Blood Volume Analyzer. This was primarily due to the fact that in 2005 Medicare, which reimburses hospitals separately for the cost of a kit, made an erroneous assessment of kit costs. Medicare had developed a policy that any kits under $50 would have their cost bundled into the reimbursement for the entire test, and it included the Volumex® kits in this policy. However, each kit costs hospitals $280-$300. The Company obtained legal experts on Medicare regulations and met with Medicare officials to correct this problem. It took almost ten months before this incorrect designation was corrected. In 2006, the Company signed a total of 20 trial agreements and 3 purchase agreements for a total of 23 new accounts, as compared to 7 trial agreements and 1 purchase in 2005 for a total of 8 new accounts.  The fourth quarter of 2006 produced 6 trial agreements and 1 purchase agreement.

Blood Optimization Program

In 2005 the Company hired an individual with marketing experience to work on a new program called the Blood Optimization Program® (BOP). This program is intended to incorporate Daxor’s BVA-100® Blood Volume Analyzer and its subsidiary’s frozen autologous blood banking, increasing awareness and utilization of both these technologies. This individual has been meeting with administrative blood bank representatives to develop strategies that would enable hospitals to utilize these technologies to optimize blood volumes in patients undergoing surgery. The combination of blood volume measurement and frozen blood banking provides the unique opportunity to simultaneously minimize the consequences of blood loss by optimizing a patient’s blood volume before surgery, and maximize transfusion safety by making sure that a patient’s own blood is available if transfusion is required. The Company has signed agreements with four hospitals who participate in this program (see page 12 for a discussion of the Blood Bank Program).

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

The blood bank has received two recent trademarks. One is for Quality Assured Blood, which would incorporate the same type of double testing currently used to ensure the safety of donated semen (see Blood Banking pages 12 and 16). The other is for the Blood Optimization Program® (BOP), a method for maximizing blood safety during surgery using a combination of blood volume measurement, presurgical treatment of blood volume deficits, and frozen autologous blood transfusion. The Company has applied for and received trademark protection for the BOP name.

In February, 2007 the company’s patent attorneys filed a methods patent for the Company’s Blood Optimization Program (BOP).  The program is designed to ensure, where possible, that patients undergoing surgery enter surgery with a normal amount of blood, both plasma volume and red cell volume.  It is also designed to enable patients to have their own autologous blood available to them to replace blood lost during surgery and in the post operative period.  At the present time many patients enter surgery in an anemic or blood depleted state.  This can result from donating blood one to four weeks prior to surgery, it can also result from chronic conditions which result in patients being anemic.  Entering surgery in a blood depleted state reduces the chances for a positive outcome.  At the present time the majority of patients who donate blood to themselves prior to surgery enter surgery in a blood depleted state.  The blood optimization program is ideally suited for patients undergoing elective surgery where there is adequate time to treat patients who are anemic and also to have the patient donate blood far enough in advance of surgery so that the patient is not anemic.  An additional problem is that women have 18% less red cell volume than a man of equal height and weight.  In New York, the New York State Department of Health, and the New York City Department of Health, sent out warnings to all physicians about the unacceptable death rate in patients during and after childbirth from blood loss.  Patients contemplating pregnancy or in the early stages of pregnancy are ideal candidates to store their own blood.  Some programs have pregnant patients donating blood to themselves two to four weeks prior to their expected delivery date.  This is likely to cause the patient to be anemic at the time of delivery.

The Blood Optimization Program is the first program that specifically targets these problems.  Included among the problems is the fact that the standard test, the hematocrit, used to detect blood loss, only measures the thickness or ratio of red cells to plasma and is a lagging indicator. This is one of the reasons that some pregnant patients die suddenly after childbirth because the full extent of their blood loss is not recognized.

The main elements of the Blood Optimization Program are a) blood volume measurement to determine the current blood volume status of the patient and suitability for blood donation; b) if the patient is anemic or red cell volume deficient, treatment with epoietin alfa (Procrit and Epogen manufactured by Amgen) to stimulate rapid replacement; c) if the patient is suitable for blood donation, remove one unit of blood and process for freezing of both red cells and plasma.  Frozen blood requires special processing with a sterile cryopreservative agent to prevent destruction of the red cells from freezing; d) treat the patient with epoietin alfa where appropriate to stimulate more rapid replacement of red cells; e) repeat blood donation to provide enough blood availability at the time of surgery so the patient will not receive any blood but their own; f) quantify the amount of blood donated, where time permits, so that patients will have no more than a 20% red cell deficit at the end of the post operative period.  At the present time, patients in their 60s, 70s, 80s, and 90s are sometimes permitted to remain with red cell volume deficits as great as 50% without replacement transfusions.

The Blood Optimization Methods Program Patent is designed to eliminate, where possible, these types of situations which can result in stroke, heart attack, or even death.  The use of frozen blood as opposed to refrigerated blood eliminates many of the aging effects which have been demonstrated in refrigerated blood.  For further discussion, see reference to the Duke University study on Page 21.

Future Projects and Potential Patents

The Company expects to file additional patents for tests associated with the BVA-100® in the near future.

Glomerular Filtration Rate

The Company is working on an instrument that will automate the measurement of glomerular filtration rate (GFR). This GFR is a very important and sensitive test of kidney function. At the present this test is infrequently performed because of the difficulty in the current methodology. The situation is analogous to blood volume measurement which is rarely performed because of the difficulty of performing the test.  The BVA-100 has significantly shortened the time required, as well as improved the accuracy of the test.  The Company believes that it can automate the glomerlular filtration rate test, which will make it more feasible for regular medical use.

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

Idant Semen Storage Client Identification

The Company is also exploring the submission of a patent for methodology of improving client identification in its semen bank. It is introducing additional patient protection for stored donor semen, which may be eligible for patent protection. In the 34 years of the Bank’s operations, it has never had a mix-up in any stored specimen.

CUSTOMERS

In the Company’s fiscal year ended December 31, 2006 there were three customers (hospitals) that accounted for 35% of the Company’s total consolidated sales.   Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All three of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits.  The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

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

In the past, the Company has experienced significant opposition from some non-profit blood banking organizations that viewed frozen autologous blood as a potential loss of income from their operations. It is the Company’s intention to form alliances with hospitals utilizing the Blood Optimization Program.  The Company views personal blood storage as a supplement to and not as competition to other existing blood donor services.  The Company will initially focus its attention on facilities within a 200 mile radius of New York City.  If the Program proves successful, the Company will then develop satellite facilities in conjunction with other medical partners in other parts of the United States.  For further discussion, please see the patent and copyright section on page 19.

In February 2007 the Company filed a methods patent on its Blood Optimization Program (BOP).  In 2006 the Company signed an agreement with Cabrini Medical Center to implement the Blood Optimization Program.  The Cabrini Medical Center, however, has encountered financial problems and has been undergoing a review process by New York State with regard to its possible closure.  The hospital, therefore, has not fully implemented its part of the Program with respect to blood volume measurement.  The Company believes that another major medical center will shortly sign an agreement to implement the Blood Optimization Program.  The Program incorporates the concept of blood volume measurement prior to surgery, treatment with blood stimulants such as epoietin alfa to correct anemia, donation and frozen storage of one’s own blood well in advance of elective surgery, use of autologous blood during and post surgery, followed up with another blood volume where indicated.  The Program has the ability to fundamentally alter transfusion practices.  At the present time it is not uncommon for patients in their 60s, 70s, 80s, and even 90s, to be permitted to remain in a condition where almost half of their lost blood is not replaced except with sterile water.  There have been published studies, particularly from Duke University and other institutions, demonstrating that as much as 40 to 50% of patients undergoing cardiac bypass surgery, have measurable memory loss.  Similar findings have been published in regard to major orthopedic surgery such as hip replacement.  There are numerous published studies that have demonstrated that there is higher mortality and morbidity the more anemic patients are.  There are many so-called bloodless surgery programs which advocate very limited blood transfusion replacement.  We are not aware of any study, however, in these programs, which has measured the degree of memory loss in these programs as compared to patients who undergo a more liberal transfusion policy.

A major study published in the New York Times from Duke and Columbia Universities in June, 2006 entitled “Age of Transfused Blood May Play Part in Recovery” demonstrated that patients who receive older blood have increased mortality and morbidity.  Blood can be stored in a refrigerated state for up to 42 days.  Blood banks routinely use the oldest blood first.  Blood stored for more than 20 days already demonstrate considerable loss of ability to transport oxygen and remove carbon dioxide.  Newborn infants requiring a transfusion are routinely transfused only with frozen blood.  Blood that is frozen within 24 hours after collection does not show the deterioration of critical oxygen transporting enzymes that occur with refrigerated blood.  A major advantage of the Blood Optimization Program is that not only will the patient be receiving their own blood, but will be receiving blood that has been frozen within 24 to 48 hours, and than defrosted when it is needed.

Semen Banking

There are at least 300 sperm banks in the United States operated either by commercial entities or by academic institutions. The Company believes that its unique storage system, coupled with clear documentation of a successful conception occurring from the longest-term frozen stored semen in medical history, will help it in expanding its marketing efforts.  The Company’s use of storing sperm in straws, and the unique carousel storage system which allows the frozen semen to constantly remain in the liquid nitrogen, avoids any type of cross contamination with other samples.

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

EMPLOYEES

On March 13, 2007, the Company had a labor force of 41, all of which were leased through ADP Total Source. The Company maintains a work force at its main headquarters in the Empire State Building in New York City, as well as a manufacturing division in Oak Ridge, Tennessee, and a technology support group. The Company believes that its labor force relations are good.

Item 1A. Risk Factors

The Company has incurred substantial operating losses over the past five years. These losses have mainly resulted from steadily increasing expenses for marketing and research and development as the Company attempts to build a market for its products. During this time, the Company has relied on income from investments to partially cover operating losses and provide the necessary funds for expanded research and development and marketing.

In the Company’s fiscal year ended December 31, 2006 there were three customers (hospitals) that accounted for 35% of the Company’s total consolidated sales.   Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All three of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits.  The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

At December 31, 2006, approximately 91% of the Company’s investment portfolio consisted of utility stocks whose market value can be sensitive to rising interest rates. There is a risk that in an environment of rising interest rates that the market value of these stocks could decline and the utilities could reduce their dividend payments to compensate for increased interest expense.  This could have an adverse effect on the Company’s ability to fund research and development and marketing efforts necessary to build a market for their products.

At December 31, 2006, the Company’s investment portfolio consisted of 62 separate stocks. The top six holdings at December 31, 2006 comprised approximately 61% of the value of the investment portfolio. These same six holdings accounted for approximately 51% of the dividend income for the year ended December 31, 2006. A reduction in dividend payments by these companies could have a material effect on the Company’s dividend income.

The Company also receives significant income from option sales related to its investment portfolio.  The income from options is variable, and less predictable than income from dividends from the Company’s portfolio, which have minor variations.

The Company has a significant dependence on a single individual, Dr. Joseph Feldschuh, who is the CEO of the Company.  Dr. Feldschuh is the Chief Scientist of the Company and is believed to have more experience with blood volume measurement than any other physician in the United States.  He is involved in assisting and advising various physician groups that are conducting research.  His scientific knowledge would be difficult to replace.  Dr. Feldschuh is also the sole individual responsible for investment decisions with respect to the Company’s investment portfolio.  Loss of his part time services in this area would be expected to result in a material reduction in return on the Company’s assets.

The Company’s Volumex syringes are filled by an FDA approved radio pharmaceutical manufacturer. This manufacturer is the only one approved by the FDA in the United States to manufacture Volumex for interstate commerce. If this manufacturer were to cease filling the Volumex syringes for Daxor before the Company had a chance to make alternative arrangements, the effect on Daxor’s business could be material.

          By a letter dated February 8, 2007, the staff of the Northeast Regional Office of the United States Securities and Exchange Commission advised Dr. Joseph Feldschuh, the President and Chief Executive Officer of Daxor that it is recommending that the Commission bring action against Dr. Feldschuh and Daxor Corporation for  violation of Section 7(a) of the Investment Company Act. The company responded to the Securities and Exchange Commission on March 9, 2007.

          The company received a notice from the SEC in November of 2005 about whether or not it should be designated as an investment company. The company responded to this notice on January 13, 2006. The Company has provided extensive documentation directly to the SEC and in this 10-K filing as to why it is primarily an operating company and not primarily an investment company.

          The company cannot determine whether the Commission will decide to bring an enforcement action against either the Company or its Chief Executive Officer, nor can the Company determine the nature or amount of any legal or other regulatory penalties or sanctions that may be imposed.

          A resolution was passed at the Board of Directors meeting of March 23, 2007 whereby the Company agreed to indemnify the Chief Executive Officer for any expenses he may incur if the Securities and Exchange Commission brings an enforcement action against him as specified in their letter of February 8, 2007.

Item 1B. Unresolved Staff Comments

The Company received two separate inquiries from the SEC. One inquiry was in regards to the company’s methods of accounting and reporting for certain income items and related disclosures. The second inquiry questioned whether the company’s activities with respect to its cash management constituted a reason to designate it as an investment company.  The accounting changes did not result in any material changes with respect to the company’s total income, assets or revenues, but did result in the shifting of income between quarters in 2004 and 2005.  The Company filed an amended 10-K on November 9, 2006, reflecting the expanded reporting and increased disclosure. The Company was in communication with a section of the SEC in Washington which was particularly helpful in providing guidance for increased disclosure to the Company as to how to restate its reports and expand its reporting.

The Company has an investment portfolio and a policy of cash management which has been in place for almost 25 years.  The company is heavily dependent on income from its investment activities.  This investment company issue was raised in 1984/5, when the company had a secondary offering which raised approximately $7 million.  The issue was again raised in 1992 with no action taken.  In November, 2005, the issue was raised again by the Northeast Regional Office of the SEC when we were informed that the SEC was considering recommending that the Commission bring a civil injunctive action against Daxor, charging that Daxor violated Section 7(a) of the Investment Company Act of 1940. The Company responded to the SEC on January 13, 2006.

There are a number of criteria, including assets and income which could qualify a company as an investment company or what is also termed an inadvertent investment company.  Many companies in their research and development phase become an inadvertent investment company because they have little or no operating revenue and most of their income is derived from invested capital.  The Investment Company Act, however, recognizes this and provides a number of Safe Harbor exemptions to avoid this designation.  These exemptions include “(1) whether the company uses its securities and cash to finance its research and development activities; (2) whether the company has substantial research and development expenses and insignificant investment-related expenses; (3) whether the company invests in securities in a manner that is consistent with the preservation of its assets until needed to finance operations.”  If a company satisfies these factors, the remaining major factors of the traditional primary business test -- the company’s historical development, its public representations of policy, and the activities of its officers and directors – are examined: (taken from Section B – Research and Development Companies from Release No. IC-26077; File No. S7-47-02).   Under rule 3a-8 as proposed, a company could rely on the rule’s nonexclusive safe harbor if it (a) had research and development expenses that were a substantial percentage of its total expenses for its last four fiscal quarters combined and that equaled at least half of its investment revenues for that period; (b) had investment-related expenses that did not exceed five percent of its total expenses for its last four fiscal quarters combined; (c) made its investments to conserve capital and liquidity until it used the funds in its primary business; and (d) was primarily engaged, directly or through a company or companies that it controls primarily, in a non-investment business, as evidenced by the activities of its officers, directors and employees, its public representation of policies, and its historical development.  The company believes it meets these last criteria.

One of the Safe Harbor designations is to have 45% of liquid assets in government short term paper such as T-bills.  In the case of Daxor, the company has not used the T-bill Safe Harbor designations.  In Part II, Section 7A, we have provided a perspective of what would have occurred had we, in 1993, decided to avail ourselves of Safe Harbor provisions and invest the company’s assets in T-bills.  The company is highly dependent on income from its investment portfolio.  For the past 13 years the company has experienced an operating deficit as it expanded its research and development and marketing efforts.  The company has had a firm policy of operating so that it will not find itself in the sudden position of imminent bankruptcy.  From time to time the company has received offers of additional financing.  Such financing which has been offered has been at very deleterious terms to existing shareholders.  The company believes that as blood volume technology gains increasing acceptance, that it will be able to raise additional capital on more reasonable terms.  The company also believes that the market for a safer alternative frozen blood banking system is very large but in the initial phases, such a system the company would operate at a significant deficit for an indeterminate time.  At the present time the company is focusing its efforts primarily on the blood volume analyzer but will explore opportunities for raising additional capital.  The company is currently expanding its expenditure on blood banking

To provide additional understanding of what the Company’s financial status would be had we elected to utilize a Safe Harbor investment policy of T-bills, we have prepared a series of graphs derived from information from previous 10K filings.  Examination of the graphs makes it apparent that the company would have been on the verge of bankruptcy in 2006 had it instituted a T-bill policy. The Company’s current investment policy does entail higher risks which were understood and approved by the members of the Board of Directors.  The results of this investment policy have proven, over time, to be prudent.  For 88 consecutive quarters the Company’s investment portfolio has always been above historical cost.  If the Company had not followed this course, there is a high likelihood that it would have been bankrupt.   We did not provide an analysis of what would have occurred had we done that in prior years from 1985 on, but it is clear from this analysis that the company would have already been bankrupt.

The most important issue with respect to whether a company is an investment company is what the company does with its earnings.  In the case of Daxor, we utilize all our investment income, plus retained earnings, for research and development and for operation of the company.  The company’s investments are managed by the CEO, Dr. Joseph Feldschuh, who spends approximately 15% of his time, 5 – 7.5 hours per week, on investment activities.  He is assisted by a single part-time employee.  No other member of the company has any role in these decisions.  The portfolio has certain parameters which are described elsewhere.  The company has, in response to the SEC inquiry, has made a number of changes and increased its disclosures.  The company has also provided a formal response in January, 2006 to the SEC on the question why it is an operating company and not an investment company.

Item 2.  Properties

In December 2002, the Company signed a new ten-year lease extension commencing January 1, 2003, for its existing facility at the Empire State Building. The Company has occupied this space since January 1992. The Company currently occupies approximately 7,200 square feet. The lease has a two year option for renewal after ten years. There are options for an additional 18,000 square feet of space. The Company has a pilot manufacturing facility in Oak Ridge,Tennessee which is currently manufacturing the BVA-100 Blood Volume Analyzers, and where R&D activities are performed.

On January 3, 2007, Daxor closed on the purchase of 3.5 acres of land at 107 and 109 Meco Lane, Oak Ridge, Tennessee that contains two separate 10,000 sq. ft. buildings.  The buildings were constructed in 2004; each structure is a single story steel frame with metal shell and roof constructed on a concrete slab.  The total purchase price for the land and property was $775,000 plus closing fees.  Daxor financed the purchase with a $500,000 10-year mortgage, with the first five years fixed at 7.49%, and the second 5 years to be reset in 2012.  For the year ending December 31, 2007, total principal and interest payments will be $65,257. For the years ending December 31, 2008 through December 31, 2011, principal and interest payments will total $71,190 per year.

Over the last few years Daxor has leased space at two different offices in Oak Ridge, for a total of 3,500 square feet, that housed our software development group and our manufacturing, research and development, and distribution facility.  Once the construction build-out is completed (in the third quarter of 2007), Daxor will move the staff from those facilities into the first building at 107 Meco Lane. When we move into 107 Meco Lane, the 10,000 sq ft. space will enable us to increase manufacturing, research and development, and distribution capabilities.

Regarding the second building at 109 Meco Lane, the current plan is to use that space for radiopharmaceutical manufacturing and distribution.  To achieve this end, we will need to obtain our licensure from the Nuclear Regulatory Commission for State of Tennessee for nuclear capability and, subsequently, obtain a license from the FDA to become a re-shipper.  With this license it will enable Daxor to receive bulk quantities of Volumex from our third party manufacturer and distribute the doses individually.

The Company subleases a small portion of its New York City office space to the President of the Company for 5 hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received from the President of the Company  in each of the years ended December 31, 2006, 2005 and 2004 was $10,646, $9,750 and $8,571. For the years ended December 31, 2006, 2005 and 2004 the Company had sublease income from non-affiliated third parties of $3,000, $4,936 and $6,674. The sublease income is shown on the Income Statement as part of other revenues.

Item 3.  Legal Proceedings

There are currently no outstanding legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock is traded on the American Stock Exchange under the symbol DXR.

2006	High	Low

First Quarter	$20.50	$18.25
Second Quarter	$17.90	$16.00
Third Quarter	$17.00	$16.16
Fourth Quarter	$15.00	$14.00

2005	High	Low

First Quarter	$23.44	$20.00
Second Quarter	$22.32	$18.90
Third Quarter	$19.25	$15.00
Fourth Quarter	$17.45	$13.60

On March 14, 2007, the Company had approximately 166 holders of record of the Common Stock. The Company believes there are approximately 1,200 beneficial holders.

The Company paid a single cash dividend of $.50 per share on the Common Stock in 1997. No dividends have been declared or paid since 1997. Any future dividends will be dependent upon the Company’s earnings, financial condition and other relevant factors.

Item 6.  Selected Financial Data.

          The following table sets forth certain selected financial data with respect to the Company.

Operations Data:

	Year Ended December 31,

	2006	2005	2004	2003	2002

Operating revenues	$1,486,449	$1,343,538	$1,066,314	$1,013,647	$767,608

Total revenues	$1,486,449	$1,343,538	$1,066,314	$1,013,647	$767,608

Costs and expenses:
Operations of laboratories & costs of production	631,567	565,742	251,622	246,206	805,985
Research and Development	2,332,399	2,152,261	1,566,115	1,246,526	330,000
Selling, general and administrative	3,959,154	3,540,728	2,790,444	2,600,310	1,720,546

Total costs and expenses	6,923,120	6,258,731	4,608,181	4,093,042	2,856,531

Loss from operations	(5,436,671)	(4,915,193)	(3,541,867)	(3,079,395)	(2,088,923)

Other Income and Expenses:
Dividend income	2,273,737	2,511,054	1,990,669	1,897,669	1,858,025
Gains on sale of investments	3,316,710	1,515,653	989,599	238,550	40,610
Mark to Market of Short Positions	(544,629)	(204,225)	266,807	115,871	0
Other revenues	13,838	14,686	15,245	15,571	35,694
Investment Recovery	0	75,000	0	0	0
Admin Expense relating to portfolio investments	(44,564)	(36,842)	(1,126)	0	0
Interest expense, net of Interest Income	(363,952)	(296,114)	(108,949)	(83,133)	(39,257)

Total Other Income and Expenses	4,651,140	3,579,212	3,152,245	2,184,528	1,895,072

Loss before income taxes	(785,531)	(1,335,981)	(389,622)	(894,867)	(193,851)

Provision for income taxes	0	0	0	0	0

Net Loss	$(785,531)	$(1,335,981)	$(389,622)	$(894,867)	$(193,851)

Weighted average number of common shares outstanding - basic and diluted	4,625,168	4,638,384	4,615,993	4,645,700	4,662,947

Loss per common equivalent share - basic and diluted	$(0.17)	$(0.29)	$(0.08)	$(0.19)	$(0.04)

Selected Balance Sheet Data:

	Year Ended December 31,

	2006	2005	2004	2003	2002

Total assets	$78,166,312	$59,565,053	$55,746,607	$48,752,533	$41,573,565
Total liabilities*	$32,528,520	$20,820,252	$15,493,319	$12,154,041	$8,026,668
Stockholders’ equity	$45,637,792	$38,744,801	$40,253,288	$36,598,492	$33,546,897
Return on equity**	0.00%	0.00%	0.00%	0.00%	0.00%

*	Total liabilities include deferred taxes on unrealized gains.
**	Return on equity is calculated by dividing the Company’s net income or loss for the period by the stockholders’ equity at the beginning of the period

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

RECENT DEVELOPMENTS

In March, 2007, Daxor finished the final phase, which was the inspection part, to receive U.L. (Underwriters Laboratory) approval.  The process consisted of Daxor submitting the complete BVA-100 and associated panel P.C.  for physical inspection and testing, including the strenuous electrical inspection safety examination.  Blood volume analyzers shipped in April 2007 should bear the U.L. mark.

Daxor is in the process of achieving the CE mark.  CE is a self-certification mark for which the manufacturer must possess proof of compliance with the standards.  Daxor’s immediate goal is to pass the U.S. and Canadian standards for CE.  As part of the UL testing, Daxor has passed the electrical safety part and possesses its verification from the UL for this component.  The second component is EMC (electro magnetic compatibility).  This test only takes a few days and should be completed by the end of April, 2007.  For Daxor to be able to market and distribute the instrument in countries other than the U.S. and Canada, it would need to pass those country’s specific requirements, which may or many not have been met by the EMC and electrical testing.  Most of the time countries require the existing documentation that Daxor provides with the BVA-100 to be translated into the country’s specific language.

During fiscal years 2005 and 2004, Daxor made major changes in the blood volume analyzer.  It expanded its research and development staff (see R&D section page 14).  In January, 2005, it hired, on a permanent basis, the employees of Tennessee Valley Software, and leased a second site in Oak Ridge, Tennessee.  Because of the ongoing changes the Company will be first ready to obtain an Underwriters Laboratories and a CE mark which is required for marketing in Europe in the second quarter of 2006.  The Company has also recognized that it needs to expand research projects that will provide validation on a cost benefit basis for the blood volume analyzer.

In  Year 2005, the Company obtained new equipment approved by the FDA which enables frozen blood to be used for up to 14 days after thawing.  The Company has purchased this equipment and has been testing it for the past year using purchased blood.  The Company is in the process of negotiating with several hospitals for a Blood Optimization Program which will enable individuals to freeze their own blood months in advance of surgery (see sections in blood banking pages 12 and 16).  This program is coupled with the use of the blood volume analyzer so as to prevent patients from donating excessive amounts of blood and entering surgery in a blood depleted state.  Because of the Company’s limited resources, the Company will devote a larger portion of its efforts towards the blood volume analyzer.  Daxor has continued to expand its research and marketing staff. The Company intends to increase its marketing efforts to add to its operational income. Some of the steps the Company has undertaken include consolidating certain manufacturing facilities at Oak Ridge, Tennessee. In January of 2007 the Company completed the purchase of a 20,000 square foot facility which will enable it to expand its research and development activities, as well as engage in expanded manufacturing.  The Company’s goal will be to increase operating revenues even if this initially results in increasing losses.

RESULTS OF OPERATIONS

Operating Revenues

 In 2006 revenue from operations was $1,486,449.vs. 2005 revenue from operations of $ 1,343,538 for an increase of 11%.  In 2004, operating revenues were $1,066,314.

Equipment sales and kit sales increased from $751,071in 2005 to $1,055,706 in 2006.  In 2006 the Company sold two blood volume analyzers for a total of $130,000 versus one in 2005 for $60,000. Kit sales increased by 35% in 2006 over 2005 and by 53% in 2005 over 2004.  Kit sales increased by 35% in 2004 over 2003 and by 6% in 2003 over 2002.  2,876 patients, utilizing the BVA-100, had blood volume measurements in 2006 vs. 2,132 in 2005, 1,474 in 2004 and 1,094 in 2003.

There are two major reasons for this increase in kit sales. One reason for the increase in kit sales is that there are 48 Blood Volume Analyzers placed at December 31, 2006 versus 30 placed at December 31, 2005.  The second reason is that during 2005 Medicaire made an incorrect analysis of the cost for the radiopharmaceutical kit, Volumex which is used in conjunction with the BVA-100 Blood Volume Analyzer. This error was brought to the attention of appropriate officials late in 2005 and corrected in the beginning of 2006. This had a negative impact on the Company’s ability to obtain BVA-100 trial agreements and to convert these agreements into sales. As a result of this Medicare issue, the Company has extended the trial period for a number of hospitals so that they are better able to evaluate the benefits of the BVA-100 Blood Volume Analyzer.

The following table provides gross margin information on Equipment Sales & Related Services for the years ended December 31, 2006 and December 31, 2005:

Kit Sales:	Kit Sales Year Ended December 31, 2006	Equipment Sales and Other Year Ended December 31, 2006	Total Year Ended December 31, 2006	Total Year Ended December 31, 2005

Revenue	$837,393	$218,313	$1,055,706	$751,071
Cost of Goods Sold	360,981	224,761	585,742	530,652
Gross Profit (Loss)	476,412	(6,448)	469,964	220,419
Gross Profit (Loss) Percentage	56.9%	(3.0)%	44.5%	29.3%

There were twenty trial agreements signed for the BVA-100 Blood Volume Analyzer during the year ended December 31, 2006 versus fourteen in the year ended December 31, 2005. The increased interest in the instrument is directly attributable to the reinstatement of the Medicaire reimbursement for Volumex. Trial agreements on a clinical basis require the Hospitals to pay for the kits they use while they have the equipment on a trial basis. The only exceptions are those facilities who are conducting research utilizing the BVA-100 and therefore, the Company has agreed to supply those Volumex doses free of charge (this includes the shipping costs and all disposables associated with the study).

Operating revenues from Cryobanking and related services decreased in 2006 by $161,724 or 27.3% from 2005. This was due mainly to a onetime receipt of royalty income of $97,729 in 2005. This royalty income stemmed from the sale of a one-time use of the cryobanking technology of Idant Laboratories.  For the year ended December 31, 2006, revenue from semen storage decreased by $59,693 or 16.4% to $305,220 versus $364, 913 in the year ended December 31, 2005. There was also a decrease of $4,302 in semen analysis and other lab services.  The Company’s  Idant Laboratories subsidiary contributed 29.0%, 44.0%, and 39.6% of operating revenues in 2006, 2005 and 2004 respectively.

Operating Expenses

The increase in operating expenses for 2006, 2005 and 2004 was due to additional hiring in each year of sales and marketing personnel for the Blood Volume Analyzer and costs of expanded research and development efforts.

For 2006, expenses from operations totaled $6,923,120 and the loss from operations was $5,436,671.  In 2005, expenses from operations totaled $6,258,731; the loss from operations was $ 4,915,193. In 2004, expenses from operations totaled $4,608,181; the loss from operations totaled $3,541,867.

Total Operating costs for Daxor and the BVA segment were $6,438,118 for the year ended December 31, 2006 versus $5,730,207 for the year ended December 31, 2005 for an increase of $ 707,911 or 12.4%. Research and Development expenses for Daxor and the BVA segment increased in 2006 by $112,536 or 5.4% to $2,195,371 from $2,082,835 in 2005. Daxor is committed to making Blood Volume Analysis a standard of care in at least three disease states. In order to achieve this goal, we are continuing to spend time and money in research and development in order to get the best product to market. We are still working on the following three projects: 1) GFR: Glomeril Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipe Tests for radiation contamination and detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should give the company extended protection with a second patent when it is completed.

Total Operating Costs for the Cryobanking segment were $485,002 for the year ended December 31, 2006 versus $528,524 for the year ended December 31, 2005 for a decrease of $43,522 or 8.23%.The major reason for this decrease is the decline in storage revenue which resulted in a reduced  need for related expenditures.

The Company had a major change in its blood volume analyzer (see Research and Development page 14 ).  The Company intends to continue to expand its Research and Development efforts as well as its marketing efforts.  The Company anticipated these increased operating expenses and intends to continue expanding its research and marketing staff.   The Company experienced the largest operating loss in its history.  These losses were only partially offset by investment company income.  The Company has expanded its research staff in Oak Ridge, Tennessee and previously had a pilot manufacturing facility.

 In January of 2007 the Company completed the purchase of a 20,000 square foot facility, including 3.5 acres of land. This provides an opportunity for expansion.  The Company selected the town of Oak Ridge, Tennessee because of its long history and association with radio isotopic facilities and its local pool of talent in this area.  There are only a few sites in the United States which could provide this combination of expertise and community acceptance of nuclear medicine.  Although the radio isotopes involved in Daxor’s facility are extremely low, there is, nevertheless, an irrational fear in many communities of any manufacturing facilities associated with medical radio isotopes.

Dividend Income

Dividend income earned on the Company’s securities portfolio was $2,273,737 in 2006 vs. $2,511,054 in 2005, for a decrease of $237,317, or 9.45%. This is mainly due to a one-time special dividend of $402,896 received in 2005 as the result of a Utility Company merger. During the year ended December 31, 2006, the Company received dividends of $213,045 on stocks that were no longer in the portfolio at the end of the year.  In 2004, dividend income was $1,990,669.

Investment Gains

Gains on the sale of investments were $3,316,710 in 2006 vs. $1,515,653 in 2005, and $989,599 in 2004.  The sum of dividend income plus investment gain from sale of securities was $5,590,447 in 2006, $4,026,707 in 2005, and $2,980,268 in 2004.  .

LIQUIDITY AND CAPITAL RESOURCES

The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

At December 31, 2006, the Company had $32,528,520 in short-term debt vs. $20,820,252 in 2005. The following amounts are included in short-term debt at December 31, 2006 and December 31, 2005: Deferred Tax Liability of $15,281,370 and $11,058,788 respectively, and Securities borrowed at fair market value of $10,665,722 and $1,302,797. The Deferred Tax Liability represents taxes due on the unrealized gain of the investment portfolio and Securities borrowed at fair market value represent short positions in common stock.

At year-end 2006, stockholders’ equity was $45,637,792 at year-end 2005 vs. total shareholder equity was $38,744,801; at year-end 2005. At December 31, 2006 the Company’s security portfolio had a market value of $66,968,446 vs. $57,246,006 in 2005. In 2006, the Company’s total liabilities and stockholders equity were $78,166,312 vs. $59,565,053 in 2005.

Starting February 2, 2007, the Company made the first monthly mortgage payment of $5,932 (which includes principal and interest) for the properties purchased at 107 and 109 Meco Lane, Oak Ridge, Tennessee. This monthly amount is due to paid through December 31, 2011. There is a balloon payment of $301,972 due on January 2, 2012 for the remaining principal and interest. The Company has the option of making this payment or refinancing the mortgage for an additional five year term at a fixed rate of interest that would be set on January 2, 2012.

Income from the Company’s security portfolio is a major asset for the Company as it expands its research and marketing staff. At December 31, 2006, the Company is in a satisfactory financial position with adequate funds available for its immediate and anticipated needs. The Company plans its budgetary outlays on the assumption that the raising of additional financial capital may be difficult in the next 2 to 4 years. The Company believes that its present liquidity and assets are adequate to sustain the additional expenses associated with an expanding sales and marketing program.

The following table shows the Cost, Market Value, Net Unrealized Gain, Unrealized Gain and Loss at December 31st from 2002 through 2006. These issues are further discussed under Item 7A, Quantitative and Qualitative Discussions about Market Risk.

Valuation Date:	Cost	Fair Market Value	Net Unrealized Gain	Unrealized Gains	Unrealized Losses

December 31, 2006	$23,307,390	$66,968,446	$43,661,056	$43,927,770	$(266,714)
December 31, 2005	25,649,467	57,246,006	$31,596,539	32,440,131	(843,592)
December 31, 2004	22,907,780	54,806,400	$31,898,620	32,133,292	(234,672)
December 31, 2003	22,307,744	47,399,159	$25,091,415	25,409,592	(318,177)
December 31, 2002	21,826,984	40,573,162	$18,746,178	19,969,379	(1,223,201)

The Company’s invested capital has remained relatively unchanged over the past 5 years, varying from $21,826,984 in 2002 to $23,307,390 in 2006.  The value of the Company’s investments increased from $40,573,162 in 2002 to $66,968,446 during this 5 year period.  The Company has been able to partially offset the continuing operating losses which in 2006 were the highest in the Company’s history.  The increase in value of the Company’s assets provides an underpinning for the Company’s expanding activities.  While there can be no assurance that these assets will not decrease in value, it is unlikely, at the present time, that they will go back to historical cost.  The Company feels, however, that with respect to the Blood Volume Analyzer and the Blood Optimization Program, it is undercapitalized.  Recent inquiries have indicated that additional capital is not available on reasonable terms without great dilution to existing shareholders.  The Company believes that if the blood volume analyzer becomes a standard of care in any one of the areas described in this 10-K filing, it will then have much easier access to additional capital.

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

2.

The Company maintains a diversified securities portfolio comprised primarily of electric utility preferred and common stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own.  It also sells uncovered calls and will engage in short position up to 10% of the value of its portfolio.  The Company’s short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount.  The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities.  Investments in utilities are primarily in electric companies.  Investments in non-utility stocks will not exceed 15% of the portfolio.

3.	Investment in speculative issues, including short sales, maximum of 10%.

4.	Limited use of options to increase yearly investment income.

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

c.

Speculative Short Sales/Short Options.  The company limits its speculative transactions to no more than 10% of the value of the portfolio.  The company may sell uncovered calls on certain stocks.  If the stock price does not rise to the price of the calls, the option is not exercised, and the company records the proceeds from the sale of the call as income.  If the call is exercised, the company will have a short position in the related stock.  The company then has the choice of covering the short position or selling a put against it. If the put is exercised, the short position is covered.  The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement.  While the company may have so-called speculative positions equal to 10% of its accounts, in actual practice the average short stock positions usually account for less than 5% of the assets of the company.

5.	In the event of a merger, the Company will elect to receive shares in the new company. In the event of a cash only offer, the Company will receive cash and be forced to sell its stock.

The income derived from these investments has been essential to offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which covered a significant portion of the Company’s continuing losses from operations. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee, who vote upon the policy.  Individual investment decisions are made solely by Dr. Joseph Feldschuh, CEO, who devotes approximately 10 to 15% of his time, or 5 to 7.5 hours per week to this activity.  He is assisted by a single part-time employee.  No other member of the Company is involved in individual investment decisions.

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

CONTRACTUAL OBLIGATIONS

In December 2002, the Company signed a lease which commenced on January 1, 2003, for its existing facility at the Empire State Building. The lease expires on December 31, 2015. The Company has occupied this space since January 1992. The company currently occupies approximately 7,200 square feet.  There are options for an additional 18,000 square feet of space. The Company has a pilot manufacturing facility in Oak Ridge, Tennessee which is currently manufacturing the BVA-100 Blood Volume Analyzers, and where R&D activities are performed.  The Company’s Volumex syringes are filled by an FDA approved radio pharmaceutical manufacturer. The manufacturer has worked with Daxor since 1987.  The manufacturer’s prices are reviewed annually.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years

(Long-Term Debt Obligations)	0	0	0	0	0
(Capital Lease Obligations)	0	0	0	0	0
(Operating Lease Obligations) [1]	$2,607,228	$308,412	$574,704	$574,704	$1,149,408
(Purchase Obligations)	0	0	0	0	0
(Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP)	0	0	0	0	0

Total	$2,607,228	$308,412	$574,704	$574,704	$1,149,408

[1]

This amount represents a total monthly rental payment of $27,456 through June 30, 2007 ; Base rent of $23,269, additional space at 350 5th Avenue at $677; Rent for 2 separate locations in Oak Ridge, Tennessee is on a month-to-month basis, for a total of $3,510 per month.  The Company expects to move operations in Oak Ridge into its facility at 107 Meco Lane by July 1, 2007 at which time it will no longer be making the current rental payments of $3,510 per month. From July 1, 2007 through December 31, 2015, monthly rental payment is $23,946 for the space at 350 5th Avenue.

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

The Board of Directors reviews and approves the investment policy at least once a year.  The current policy is: 1) the primary investments are in electric utilities; no more than 10% of the company’s assets can be in “shorts” at any one time; 2)the company can continue to sell covered call options; sell naked put options on securities it is willing to own; 3) concentration of no more than 10% of any one stock in the portfolio; 4) if a stock were to grow to more than 10% due to natural increase in value, it is exempt from the 10% concentration rule.  All individual investment decisions are made by Dr. Joseph Feldschuh.  Dr. Feldschuh spends approximately 10 – 15% of his time (approximately 5 – 7.5 hours per week) on reviewing information relative to investment decisions, as well as transmitting instructions concerning these decisions.  A single half-time administrative employee provides assistance to Dr. Feldschuh.  No other employee is involved in investment making decisions.  The Company subscribes to two independent investment/economic newsletters and three financial newspapers.  The Company also receives free investment analysis from the two primary brokerage houses where it has corporate accounts.

The Company has always had on its Board of Directors, for at past the last twenty years, at least one person who could be considered an expert on investing accounting policy with Wall Street experience.

In 1985, the Company had a secondary offering which raised approximately $7.1 million. In 1984, prior to clearance by the SEC of the underwriting, the Company had its cash management policy of investing in electric utilities reviewed by the SEC.  The SEC reviewed the policy and the Company’s operations, and permitted the secondary offering to proceed without any alterations.  In 1992, the Company had its cash management investment policies questioned by the SEC and no action was taken against the Company.  The following graphs illustrate what would have happened to the company if the Company had chosen at that time, beginning in 1993, to undertake a so-called Safe Harbor policy.  Two separate T-bill rates were used for this analysis; one for an average rate of approximately 2%, and one for an average rate of approximately 3%. The 2% and 3% scenarios are reasonable approximations of which the Company might have encountered during this time.   During this time period T-bill interest rates fluctuated between approximately 1% and 5%.  In November 2005, the Company’s cash policy was again questioned by the SEC and a formal response was provided by the Company on January 13, 2006.  The following additional information is provided to illustrate what the Company’s current financial position would have been had it followed a simple policy of investing its cash in T-bills.  The Company also is providing a graph adapted from Reich & Tang showing T-bill rates for the past 10 years.  Some of these graphs were previously provided in an amended 10-K filed on November 9, 2006. The current graphs are updated to year end 2006.  They also include additional information adopted from data from Reich & Tang, a large mutual fund utilizing treasury debt to provide investment income.

Graph 1: Comparison of Net Earnings with Hypothetical Earnings That Would Have Resulted Had the Company Invested in Treasury Bills from 1993 to 2006 and Received a 2% Interest Rate

Graph 1 illustrates three sets of data from 1993 to 2006: 1) the company’s reported net income from all sources, 2) the company’s operation income minus operating expenses, and 3) a hypothetical net income calculated assuming that, rather than following its existing investment policy, the Company had invested in Treasury Bills and received an interest rate of 2%.

From 1993 to 1995, the company reported a net profit despite increasing losses from operations. As can be seen, from 1993 through 1995, operating revenues did not cover expenses. From 1996-2002, despite heavy operating losses, the company was close to breaking even. In the years ended December 31, 2006, 2005 and 2004, the company lost $785,531, $1,335,981 and $389,622 despite supplemental revenue from investments.

Had the company invested in Treasury Bills and received a 2% interest rate, all years would have shown a loss. From 1996-2002, the company would have lost approximately $2 million each year.  In 2003, the company would have lost nearly $3 million, in 2004 over $3 million, and in 2005 and 2006 over $5 million.

Graph 2: Comparison of Net Earnings with Hypothetical Earnings That Would Have Resulted Had the Company Invested in Treasury Bills from 1993 to 2006 and Received a 3% Interest Rate

Graph 2 shows the same basic scenario as Graph 1, except that the hypothetical net income was calculated assuming a 3% interest rate from Treasury Bills. The results are similar to those from Graph 2, but the loss is slightly lower because of the 1% higher interest rate.

Graph 3: Hypothetical Change in Company Assets that Would Have Occurred Had Persistent Losses from Investment in Treasury Bills with  a 2% Rate of Interest Forced the Company to Cover Losses by Liquidating Sections of its Portfolio

Graph 3 compares the Company’s marketable securities at cost with a hypothetical value of securities. This hypothetical value was calculated assuming that the Company had begun investing in Treasury Bills in 1993 and received a 2% interest rate. The marketable securities at cost approximately represent the amount of money the Company has available, or its approximate assets. Using our existing investment policy, the value of our marketable securities at cost has slowly decreased over the last 12 years but has begun to slowly increase since 2001. On the whole, the marketable securities at cost have remained within a range of approximately $21 million to approximately $29 million.

Had the company invested in Treasury Bills, because of the continuing net loss (as demonstrated in Graph 1), the Company would have been forced to steadily sell investment capital to cover those losses. The calculations take this dwindling supply of capital into account. Lost capital would only have been partially replaced by interest on the Treasury Bills, and the amount of investment income would have declined as the amount of capital decreased. By year end 2004, the value of the Company’s securities would have dwindled to approximately $7 million, from a starting point of over $27 million. By year end 2005, the estimated value of the securities would have fallen to approximately $2 million. By year end 2006, the Company would be facing bankruptcy in 2007.

Graph 4: Hypothetical Change in Company Assets that Would Have Occurred Had Persistent Losses from Investment in Treasury Bills a 3% Rate of Interest Forced the Company to Cover Losses by Liquidating Sections of its Portfolio

Graph 4 illustrates the same scenario as Graph 3, but assuming a 3% interest rate from Treasury Bills. The loss is somewhat less in this scenario, but by year end 2004, securities would have fallen to approximately $10 million, and the estimated value of the securities by 2005 would have been approximately $5 million. By year end 2006, the Company would be facing bankruptcy in 2007.

Graph 5: Loans Payable per Year

Graph 5 illustrates the Company’s loans payable at December 31 from 1993 to 2006. From 1993 to 1995, the amount of loans payable decreased sharply, and then stayed in a narrow range from 1995 to 2001, remaining below $3 million and reaching a low of $1 million at December 31, 2001. After 2001, because of the company’s expanded research and development, the amount of loans began to increase steadily until December 31, 2005, when they exceeded the 1993 amount. By December 31, 2006, the amount of loans returned somewhat to 2004 levels but was still significant. Had the company invested in Treasury Bills, this would have led by year end 2006 to a combination of depleted capital, increased debt, and looming bankruptcy.

Graph 6: Operating Revenues and Total Expenses from 1993 to 2006

Graph 6 illustrates operational revenues and total expenses from 1993 to 2006. Operational revenues dropped sharply between 1995 and 1996. Between 1998 and 1999, operational revenues began to recover, but they have not yet reached pre-1995 levels. Expenses were fairly constant between 1993 and 2001, but they have increased since 2001 because of the expansion in research, development, and marketing. Throughout the entire twelve years, operating expenses have consistently exceeded operating revenues.

Graph 7: Marketable Securities at Cost Compared to the Rate of Return

Graph 7 shows the cost of securities compared with rate of return (investment income/cost of securities) from 1993 to 2006. The rate of return includes dividends and net profits from security sales, but it does not include unrealized profits. Had these been included, the rate of return would have been higher.

The actual rate of return is more than three times the rate of return that the company would have received if the Company had invested exclusively in Treasury Bills.  The Company, therefore, has benefited from the cash management policy of the past 12 years.

Graph 8: US Treasury Portfolio, Institutional Service Class Shares, for 1996-2005, from Reich & Tang Asset Management, LLC

Graph 8 shows the interest rates for the past 10 years of a representative Treasury Portfolio reported by Reich & Tang Asset Management, LLC, a well known fund specializing in government debt, such as T-Bills. The average interest rate for the past 10 years is 3.53%, and the average interest rate for the last five years is 1.91%. Above, graphs using hypothetical interest rates of 2% and 3% are used to predict how the Company’s finances could have been affected had the Company invested in Treasury Bills. Below, graphs utilizing this representative data from Reich & Tang provide additional validation of the accuracy of the above predictions.

Graph 9: Comparison of Net Earnings with Hypothetical Earnings That Would Have Resulted Had the Company Invested in Treasury Bills with Interest Rates Reported by Reich & Tang over the Ten Year Period 1996-2005

Graph 9 illustrates the same three sets of data as graphs 1 and 2, utilizing interest rates from Graph 8. Although rates were not available for 2006, the results are similar to those from the previous two graphs, validating the accuracy of those hypothetical predictions. Had the company invested in these or similar Treasury Bills, the company would have faced persistent losses over this period of time.

Graph 10: Hypothetical Change in Company Assets that Would Have Occurred Had Persistent Losses from Investment in Treasury Bills with Interest Rates Reported by Reich & Tang Forced the Company to Cover Losses by Liquidating Sections of its Portfolio

Graph 10 illustrates the same scenario as Graphs 3 and 4, utilizing the interest rates from Graph 8. Again, the results are very similar to those from graphs 4 and 5, providing validation for the hypothetical predictions. By year end 2004, securities would have fallen to approximately $10 million, and securities by year end 2005 to been approximately $5 million. Had the company invested in these or similar Treasury Bills, by year end 2006, the Company would be facing bankruptcy in 2007.

Summary of Actual Portfolio Investments

The company’s portfolio value is exposed to fluctuations in the general value of utilities. An increase of interest rates could affect the company in two ways: one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to it’s diversity of holdings. At December 31, 2006 and 2005, the company held 62 and 70 separate stocks, respectively.

Puts and calls are marked to market for each reporting period and any gain or loss is recognized through the Statement of Operations and labeled as “Mark to market of short positions”.

December 31, 2006

The following is summary information on the actual Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2006:

Description	Percent of Portfolio Cost	Cost	Market Value	Unrealized Gains	Unrealized Losses	Dividends and Interest

Utilities-Common Stock	87.88%	$20,481,218	$63,888,800	$43,414,597	$(7,015)	2,005,856
Non-Utilities Common	7.76%	1,809,107	1,648,402	98,313	(259,018)	10,360
Total Common Stock	95.64%	22,290,325	65,537,202	43,512,910	(266,033)	2,016,216
Utilities-Preferred Stock	3.40%	792,419	1,114,925	322,506	(0)	52,009
Non-Utilities-Preferred	.17%	40,000	40,429	1,110	(681)	2,450
Total Preferred Stock	3.57%	832,419	1,155,354	323,616	(681)	54,459
Total Equities	99.21%	23,122,744	66,692,556	43,836,526	(266,714)	2,070,675
Utilities-Bonds	.65%	151,881	237,650	85,769	(0)	0
Non-Utilities-Bonds	.14%	32,765	38,240	5,475	(0)	1,844
Total Bonds	.79%	184,646	275,890	91,244	(0)	1,844

Total Portfolio	100.00%	$23,307,390	$68,968,446	$43,927,770	$(266,714)	$2,072,519

During the year ended December 31, 2006, the Company received $213,045 of dividends on stocks that were not in the Securities Portfolio at December 31, 2006 and was charged $19,518 for dividends on short positions. The Company also received $5,209 in money market dividends and recorded an additional $4,326 in dividend income as the value of shares received.

Summary of Put and Call Options at December 31, 2006

Description	Proceeds Received	Market Value	Unrealized Gains	Unrealized Losses

Puts	$655,053	$640,182	$329,018	$(314,147)
Calls	$2,193,614	$2,042,363	$919,025	$(767,774)

Total Puts and Calls	$2,848,667	$2,682,545	$1,248,043	$(1,081,921)

December 31, 2005

The following is summary information on the actual Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2005:

Description	Percent of Portfolio Cost	Cost	Market Value	Unrealized Gains	Unrealized Losses	Dividends and Interest

Utilities-Common Stock	86.54%	$22,197,422	$53,697,422	$31,854,912	$(354,912)	$2,427,937
Non-Utilities Common Stock	9.04%	2,318,219	2,150,792	232,887	(400,314)	27,132
Total Common Stock	95.58%	24,515,641	55,848,214	32,087,799	(755,226)	2,455,069
Utilities-Preferred Stock	3.59%	919,690	1,235,020	343,686	(28,356)	46,878
Non-Utilities-Preferred	.24%	62,255	65,596	4,076	(735)	3,395
Total Preferred Stock	3.83%	981,945	1,300,016	347,762	(29,091)	50,273
Total Equities	99.41%	25,497,586	57,148,830	32,435,561	(784,317)	2,505,342
Total Bonds	.59%	151,881	97,176	4,570	(59,275)	6,987

Total Portfolio	100.00%	$25,649,467	$57,246,006	$32,440,131	$(843,592)	$2,512,329

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

Item 8.  Financial Statements and Supplementary Data.

          Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – December 31, 2006, 2005 and 2004
Consolidated Balance Sheets - December 31, 2006 and 2005.
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Daxor Corporation

We have audited the accompanying consolidated balance sheets of Daxor Corporation and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daxor Corporation and subsidiary at of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, NJ

March 28, 2007

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,838,927	$93,003
Available-for-sale securities, at fair market value	66,968,446	57,246,006
Securities sold, not received, at fair market value	7,102,763	1,018,936
Accounts receivable, net of reserve of $34,163 in 2006 and $41,300 in 2005	174,109	131,592
Inventory	170,996	191,861
Prepaid expenses and other current assets	115,111	230,632

Total Current Assets	77,370,352	58,912,030

Property and equipment, net	763,802	620,865
Other Assets	32,158	32,158

Total Assets	$78,166,312	$59,565,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$412,967	$512,024
Loans payable	3,483,161	7,083,372
Puts and calls, at fair market value	2,682,545	772,803
Securities borrowed, at fair market value	10,665,722	1,302,797
Deferred revenue	2,755	90,468
Deferred income taxes	15,281,370	11,058,788

Total Current Liabilities	32,528,520	20,820,252

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,316,550 shares
Outstanding – 4,615,326 and 4,630,426 shares, respectively	53,165	53,165
Additional paid in capital	10,381,882	10,303,902
Accumulated other comprehensive income	28,379,687	20,537,750
Retained earnings	12,840,155	13,625,686
Treasury stock, at cost	(6,017,097)	(5,775,702)

Total Stockholders’ Equity	45,637,792	38,744,801

Total Liabilities and Stockholders’ Equity	$78,166,312	$59,565,053

See accompanying notes to consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31

	2006	2005	2004

Revenues:
Operating Revenues - Equipment sales and related services	$1,055,706	$751,071	$643,592
Operating Revenues - Cryobanking and related services	430,743	592,467	422,722

Total Revenues	1,486,449	1,343,538	1,066,314

Costs of Sales:
Costs of equipment sales and related services	585,742	530,652	224,724
Costs of cryobanking and related services	45,825	35,090	26,898

Total Costs of Sales	631,567	565,742	251,622

Gross Profit	854,882	777,796	814,692

OPERATING EXPENSES:

Research and Development Expenses:
Research and Development-Equipment Sales and Related Services	2,195,371	2,082,835	1,530,172
Research and Development-Cryobanking and Related Services	137,028	69,426	35,943

Total Research and Development Expenses	2,332,399	2,152,261	1,566,115

Selling, General & Administrative Expenses:
Selling, general, and administrative; equipment sales and related services	3,657,005	3,116,720	2,352,318
Selling, general & administrative; cryobanking and related services	302,149	424,008	438,126

Total Selling, General & Administrative Expenses	3,959,154	3,540,728	2,790,444

Total Operating Expenses	6,291,553	5,692,989	4,356,559

Loss from Operations	(5,436,671)	(4,915,193)	(3,541,867)

Other income (expenses):
Dividend income – investment portfolio	2,273,737	2,511,054	1,990,669
Gains on sale of securities, net	3,316,710	1,515,653	989,599
Mark to market of short positions	(544,629)	(204,225)	266,807
Other revenues	13,838	14,686	15,245
Investment Recovery	0	75,000	0
Interest expense, net of interest income	(363,952)	(296,114)	(108,949)
Administrative expenses relating to portfolio investments *	(44,564)	(36,842)	(1,126)

Total Other Income, net	4,651,140	3,579,212	3,152,245

Loss Before Income Taxes	$(785,531)	$(1,335,981)	$(389,622)
Provision for income taxes	0	0	0

Net Loss	$(785,531)	$(1,335,981)	$(389,622)

Weighted average number of shares outstanding – basic and diluted	4,625,168	4,638,384	4,615,993
Net loss per common equivalent share – basic and diluted	$(0.17)	$(0.29)	$(0.08)

DAXOR CORPORATION AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total	Comprehensive Income (Loss)

	Number of Shares Outstanding	Amount

Balances, December 31, 2003	4,639,026	$53,097	$9,801,548	$16,560,334	$15,351,289	$(5,167,776)	$36,598,492	$3,292,990
Changes in unrealized gain on securities, net of $2,314,450 deferred taxes				4,492,755			4,492,755	4,492,755
Net loss					(389,622)		(389,622)	(389,622)
Sale of Treasury Stock	2,000		20,016			5,982	25,998
Purchase of Treasury Stock	(30,200)					(474,335)	(474,335)

Balances, December 31, 2004	4,610,826	53,097	9,821,564	21,053,089	14,961,667	(5,636,129)	40,253,288	$4,103,133

Change in unrealized gain on securities net of $213,257 deferred taxes				(515,339)			(515,339)	(515,339)
Share Adjustment		68	(68)
Net loss					(1,335,981)		(1,335,981)	(1,335,981)
Sale of Treasury Stock	27,500		482,406			79,447	561,853
Purchase of Treasury Stock	(7,900)					(219,020)	(219,020)

Balances, December 31, 2005	4,630,426	$53,165	$10,303,902	$20,537,750	$13,625,686	$(5,775,702)	$38,744,801	$(1,851,320)

Change in unrealized gain on securities, net of $4,222,581 deferred taxes				7,841,937			7,841,937	7,841,937
Option based compensation expense			77,980				77,980
Net loss					(785,531)		(785,531)	(785,531)
Purchase of Treasury Stock	(15,100)					(241,395)	(241,395)

Balances, December 31, 2006	4,615,326	$53,165	$10,381,882	$28,379,687	$12,840,155	$(6,017,097)	$45,637,792	$7,056,406

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(785,531)	$(1,335,981)	$(389,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	166,399	112,813	98,889
Provision for Bad Debt	(7,137)	41,300	0
Gain on sale of fixed assets	(29,802)	0	0
Value of Shares Received as a Dividend	(4,326)	(402,896)	0
Non-cash compensation associated With employee stock option plans	77,980	0	0
Gains on sale of investments, net	(3,316,710)	(1,515,653)	(989,599)
Marked to Market adjustments on options & shorts	544,629	204,225	(266,807)
Investment Recovery	0	(75,000)	0
Change in operating assets and operating liabilities:
(Increase)/decrease in accounts receivable (1)	(35,380)	24,795	54,513
(Increase) decrease in prepaid expenses & other current assets (2)	115,521	(72,063)	71,824
(Increase) decrease in inventory	20,865	(52,523)	6,847
Decrease in other assets	0	0	37,110
Increase (decrease) in accounts payable and accrued liabilities (3)	(99,057)	422,862	(97,547)
Increase(decrease) in deferred income	(87,713)	(49,548)	66,124

Net cash used in operating activities	(3,440,262)	(2,697,669)	(1,408,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(344,534)	(285,002)	(178,741)
Proceeds from sale of fixed assets	65,000
Increase in securities sold, not received	(6,083,827)	(1,018,936)	324,480
Increase (decrease) in securities borrowed	9,362,925	1,287,900	(388,522)
Purchases of put and call options (ii)	(224,165)	(368,159)	0
Sale of put and call options (ii)	6,710,808	3,059,531	676,254
Purchase of investments	(13,697,234)	(24,092,647)	(3,411,302)
Sales of investments	14,238,819	21,279,360	3,832,384

Net cash provided by (used in)investing activities	10,027,792	(137,953)	854,553

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	0	0	600,000
Proceeds from margin loans	23,902,822	5,530,857	6,864,404
Repayment of margin loans	(27,503,033)	(2,950,144)	(6,460,597)
Purchase of treasury stock	(241,395)	(219,020)	(474,334)
Proceeds from sale of treasury stock	0	561,853	25,997

Net cash (used in)provided by financing activities	(3,841,606)	2,923,546	555,470

Net increase (decrease) in cash and cash equivalents	2,745,924	87,924	1,755
Cash and cash equivalents at beginning of period	93,003	5,079	3,324

Cash and cash equivalents at end of period	$2,838,927	$93,003	$5,079

i.	Changes in account classifications were made to consistently present investment activity and accrued liabilities as follows:

	1.	Accounts Receivable for the year ended December 31, 2005 only.
	2.	Prepaid expenses and other current assets for the year ended December 31, 2004.
	3.	Accounts Payable and Accrued Expenses for the year ended December 31, 2004.

ii.	The information needed to disaggregate the cash flow activity for purchases and sales of put and call options was available only for the years ended December 31, 2006 and December 31, 2005.

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

Reclassifications

Reclassifications occurred to certain prior year amounts in order to conform to the current year classifications. The reclassifications have no effect on the reported net loss.

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

Securities borrowed at fair value

When a call option that has been sold short is exercised, this creates a short position in the related common stock. The recorded cost of these short positions is the amount received on the sale of the stock plus the proceeds received from the underlying call option. These positions are shown on the Balance Sheet as “Securities borrowed at fair value” and the carrying value is reduced or increased at the end of each quarter by the mark to market adjustment which is recorded in accordance with SFAS No. 115 – Accounting for Certain Investments in Debt and Equity Securities.

Securities sold, not yet received at fair value

Some of the financial institutions who hold our securities do not increase our account with the cash proceeds on the sale of a short stock. In lieu of cash, our account receives a credit for the proceeds of the short sale. Cash is added to or subtracted from our account weekly based on the market value of our short positions. These securities are recorded by the Company as received but not delivered and are valued at their quoted market price.

Investment Goals, Strategies & Policies

The Company’s investment goals, strategies and policies are as follows:

1.	The Company’s investment goals are capital preservation and maintaining returns on this capital with a high degree of safety.

2.

The Company maintains a diversified securities portfolio comprised primarily of electric utility preferred and common stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own.  It also sells uncovered calls and will engage in short position up to 10% of the value of its portfolio.  The Company’s short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount.  The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities.  Investments in utilities are primarily in electric companies.  Investments in non-utility stocks will not exceed 15% of the portfolio.

3.	Investment in speculative issues, including short sales, maximum of 10%.

4.	Limited use of options to increase yearly investment income.

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

c.

Speculative Short Sales/Short Options.  The company limits its speculative transactions to no more than 10% of the value of the portfolio.  The company may sell uncovered calls on certain stocks.  If the stock price does not rise to the price of the calls, the option is not exercised, and the company records the proceeds from the sale of the call as income.  If the call is exercised, the company will have a short position in the related stock.  The company then has the choice of covering the short position or selling a put against it. If the put is exercised, the short position is covered.  The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement.  While the company may have so-called speculative positions equal to 10% of its accounts, in actual practice the average short stock positions usually account for less than 5% of the assets of the company.

5.	In the event of a merger, the Company will elect to receive shares in the new company. In the event of a cash only offer, the Company will receive cash and be forced to sell its stock.

Accounts Receivable

Accounts receivable are reviewed by the Company at the end of each reporting period to determine the collect ability based upon the aging of the balances and the history of the customer. As of December 31, 2006, the Company determined that a reserve of $34,163 should be placed against the outstanding receivable balance of $208,272. As of December 31, 2005, there was a reserve of $41,300 against the outstanding receivable balance of $172,892. As of December 31, 2004, there was no reserve against the outstanding receivable balance of $ 156,387

Inventory

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

Property and Equipment

Property and Equipment is stated at cost and consists of BVA equipment loaned on a trial basis, laboratory and office equipment, furniture and fixtures, and leasehold improvements. These assets are depreciated under the straight-line method, over their estimated useful lives, which range from 5 to 39 years.

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

The sales of the single-use radioisotope doses (Volumex) that are used in conjunction with the Blood Volume Analyzer are recognized as revenue in the period in which the doses are shipped.

When Blood Volume Analyzer equipment has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the equipment. After the one year period expires, customers may purchase a service contract through the Company, which is usually offered in one-year increments. These service contracts are recorded by the Company as deferred revenue and are amortized into income in the period in which they apply. As at December 31, 2006 and 2005, deferred revenue pertaining to these service contracts was $ 0 and $6,583, respectively.

The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. Although the Company historically offered annual storage fee contracts, effective October 1, 2005, the Company only offers three month storage terms.

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

Research and Development

Costs associated with the development of new products are charged to operations as incurred.  Research and development costs for the years ended December 31, 2006, 2005 and 2004 were $2,332,399, $2,152,261 and $1,566,115. These amounts have been calculated according to the criteria specified in SFAS No. 2 – Accounting for Research and Development Costs

Advertising Costs

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

In 2006, 2005 and 2004, stock options were not included in the computation of diluted loss per common share due to their anti-dilutive effect given the net loss for each of those years. The number of anti-dilutive stock options excluded from the computation of diluted loss per common share was 96,500, 78,100, and 87,500, respectively.

Leased Employees

The Company has entered into an agreement with ADP TotalSource, whereby the Company leases its employees from ADP. The agreement requires the Company to reimburse ADP for all employee wages, related taxes, employee benefit costs and human resource fees.

The Company records these payments using the same classifications for which the reimbursement is made (i.e. wage reimbursements are recorded as wage expense).

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

At December 31, 2006, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

At December 31, 2006, there is a total unvested stock-based compensation expense of $29,824 and a total weighted average remaining term of .66 years.  Total share-based compensation expense recognized in the Statement of Operations aggregated $77,980 for the year ended December 31, 2006.

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

	2005	2004

Net loss, as reported	$(1,335,981)	$(389,622)
Deduct total stock-based employee compensation expense determined under fair-value-based method, net of tax	(82,790)	(26,229)

Proforma net income (loss)	$(1,418,771)	$(415,851)

Pro forma net income (loss) per common share: basic and diluted	$(.31)	$(.09)

In 2006, 2005 and 2004 a total of 36,900, 25,000 and 25,700, respectively, of stock options were issued to various employees under the 2004 Stock Option Plan.  The weighted-average fair value per stock option granted in 2006, 2005 and 2004 was $2.95, $3.40 and $2.96 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004: no dividend yield, expected volatility of 24.62%, 28.65% and 22.74%, respectively, risk-free interest rates of 4.34%, 3.32% and 1.91%, respectively and an expected life of 2.67 years for 2006, 2.25 years for 2005 and 3 years for 2004.

SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s condensed consolidated statement of operations over the requisite service periods.  Share-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2006, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123.  For options granted subsequent to December 31, 2005, compensation expense is based on the grant date fair value estimated in accordance with SFAS 123R.  Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Under SFAS 123, in the proforma information required for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. Based on the Company’s option history, no forfeiture reserve has been established to date.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Daxor has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to the Company.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments” amending SFAS No. 133 and SFAS No. 140.  SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to securitized financial assets.  The provisions of SFAS No. 155 are to be applied to financial instruments issued or acquired during fiscal periods beginning after September 15, 2006.  The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006.  It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit.  If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements.  Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized.  The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit.  General tax reserves to cover aggressive positions taken in filed returns are no longer allowable.  Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Because the Company knowingly takes no aggressive positions in its tax returns and accordingly, carries no income tax “reserves” on its books, this Interpretation is not expected to have a material effect on the Company’s financial position or results of operations in future periods.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and 37 FASB Standards.  No extensions of the use of fair value measurements are contained in this new pronouncement, and with some special industry exceptions (e.g., broker-dealers), no significant changes in practice should ensue.  The standard is to be applied to financial statements beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

Also in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which has been current practice.  Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006, and non-public companies are to apply it in statements ending after June 15, 2007.  Because the Company does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”.  This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income.  The Standard is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations because the majority of its debts and investment assets are variable rate and thus fair value approximates recorded value.

(2) AVAILABLE-FOR-SALE SECURITIES

Upon adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss)in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities, as at December 31, 2006 and December 31, 2005, of approximately 187.33% and 123.19%, respectively, over its historical cost.

In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been recorded net of the tax effect had these gains been realized.

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

	December 31, 2006

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$23,122,744	$66,692,556	$43,836,526	$(266,714)
Debt	184,646	275,890	91,244	(0)

Total	$23,307,390	$66,968,446	$43,927,770	$(266,714)

	December 31, 2005

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$25,497,586	$57,148,830	$32,435,561	$(784,317)
Debt	151,881	97,176	4,570	(59,275)

Total	$25,649,467	$57,246,006	$32,440,131	$(843,592)

At December 31, 2006, the securities held by the Company had a market value of $66,968,446 and a cost basis of $22,307,390 resulting in a net unrealized gain of $43,661,056 or 187.33% of cost.

At December 31, 2005, the securities held by the Company had a market value of $57,246,006 and a cost basis of $25,649,467 resulting in a net unrealized gain of $31,596,539 or 123.19% of cost.

At December 31, 2006 and December 31, 2005, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value. Debt securities consist of Corporate Bonds. As at December 31, 2005, the Company held $275,890 in bonds from a major utility at various rates and maturities.

(3) PROPERTY AND EQUIPMENT

Property and equipment as at December 31, 2006 and 2005, respectively, consist of:

	2006	2005

Machinery and equipment	$975,656	$923,120
BVA Equipment on trial	578,000	374,000
Furniture and fixtures	338,473	330,593
Leasehold improvements	295,530	295,530

	2,187,659	1,923,243
Accumulated depreciation	(1,423,857)	(1,302,378)

Property and equipment, net	$763,802	$620,865

For the years ended December 31, 2006 and 2005, depreciation expense for the above listed assets was $ 166,399 and $112,813.

(4) OTHER ASSETS

At December 31, 2006 and 2005, the Company had no intangible assets.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management periodically reviews the asset’s value for potential impairment.

(5) LOANS PAYABLE

As at December 31, 2006 and 2005 the Company has a note payable of $1,500,000 and $1,500,000 respectively, with a bank. The note matures each year, with an option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year, but is subject to different interest rates in the initial year of borrowing, depending on the individual amount of each borrowing and the date each borrowing is made. Upon renewal of the note at year end, the interest rate is renewed at the bank’s prime lending rate.

The loans bear interest at approximately 5.95% at December 31, 2006 and 4.28% at December 31, 2005. These loans are secured by certain marketable securities of the Company.

Short term margin debt due to brokers is secured by the Company’s marketable securities and totaled $1,983,161 at December 31, 2006 and $5,583,372 at December 31, 2005.

SHORT-TERM BORROWINGS
Years Ended December 31, 2006 and 2005.

Column A	Column B	Column C	Column D	Column E	Column F

Category of aggregate short-term borrowings	Balance at the end of period	Weighted average interest rate at end of the period	Maximum amount outstanding during this period	Average amount outstanding during the period	Weighted average interest rates during the period

2006
Banks	$1,500,000	5.95%	$1,500,000	$1,500,000	5.95%

Brokers	$1,983,161	6.42%	$6,752,666	$3,620,616	7.70%

All Categories	$3,483,161	6.22%	$8,252,666	$5,120,616	7.17%

2005
Banks	$1,500,000	4.28%	$1,500,000	$1,500,000	4.28%

Brokers	$5,583,372	6.49%	6,536,003	4,506,053	5.46%

All Categories	$7,083,372	5.92%	$8,036,003	$6,006,053	5.18%

The average borrowings were determined on the basis of the amounts outstanding at each month-end. The weighted interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

(6) SHORT SALES OF SECURITIES

At December 31, 2006 and 2005 the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair value” in the accompanying balance sheets.  The cost basis of these positions or proceeds for these short sales were $10,166,081 and $1,316,289 at December 31, 2006 and 2005, respectively, and had respective market values of $10,665,722 and $1,302,797, resulting in mark to market adjustments of $(499,641) and $13,492 at December 31, 2006 and 2005.

(7) STOCK OPTIONS

In June 2004, the Company created the 2004 Stock Option Plan in an effort to provide incentive to employees, officers, agents, consultants, and independent contractors through proprietary interest. The Board of Directors shall act as the Plan Administrator, and may issue these options at its discretion. The maximum number of shares that may be issued under this Plan is 200,000 or 5% of the Company’s outstanding shares, whichever is greater. Prior to June 2004, the Company issued options to various employees under the previous Stock Option Plan that was also administered by the Board of Directors. All issuances have varying vesting and expiration timelines. As at December 31, 2006, 2005 and 2004, 62,800, 67,100 and 36,800 of the outstanding options were exercisable, respectively.

Details of employee option activity are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2003	37,800	$15.76
Granted	25,700	20.10
Exercised	(1,000)	10.00
Cancelled/Expired	0	0

Outstanding, December 31, 2004	62,500	$17.64
Granted	25,000	23.96
Exercised	(3,200)	15.73
Cancelled/Expired	(6,200)	21.36

Outstanding, December 31, 2005	78,100	$17.64
Granted	36,900	19.47
Exercised	0	0
Cancelled/Expired	(18,500)	19.92

Outstanding, December 31, 2006	96,500	$19.36

Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable December 31, 2005	Weighted- Average Exercise Price

Below - $16.00	32,500	1.60 years	$15.42	20,000	$15.20
$16.01 - $18.00	12,000	2.09 years	$16.84	23,300	$17.23
$18.01 - $20.00	1,300	2.47 years	$19.40	300	$19.25
$20.01 - $22.00	28,200	2.82 years	$21.44	19,500	$22.18
$22.01 - $25.00	13,500	2.69 years	$22.87	15,000	$24.98
$25.01 – above	9,000	1.68 years	$25.13	0	0

	96,500	2.19 years	$19.36	78,100	$19.44

In addition to the employee options described above, the Company issued 25,000 options to a non-employee consultant on March 1, 2002 at an exercise price of $21.00. These options were exercised during 2005.

In addition to the employee options described above, 1,000 options were granted to a member of the Board of Directors of the Company on July 5, 2006 at an exercise price of $19.44.

(8) CURRENT INCOME TAXES

The following is a reconciliation of the federal statutory tax rate of 35% for 2006, 2005 and 2004, with the provision for income taxes:

	2006	2005	2004

Statutory tax rate	(35)%	(35)%	(35)%
Permanent difference	2%	2%	2%
Valuation allowance	33%	33%	33%

Provision for income taxes	0	0	0

Effective federal tax rate	0%	0%	0%

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

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the history of losses and the variability of operating results. These net operating losses and corresponding expiration dates are as follows:

Net Operating Loss	Expiration Date – December 31;

$ 235,136	2015
$ 1,587,180	2016
$ 1,640,538	2017
$ 1,637,963	2018
$ 1,388,852	2019
$ 1,335,707	2020
$ 1,004,363	2021
$ 1,478,897	2022
$ 2,384,043	2023
$ 2,045,087	2024
$ 1,052,054	2025
$ 291,531	2026

The deferred tax liability that results from the marketable securities does not flow through the Statement of Operations due to the classification of the marketable securities as available-for-sale. Instead, the deferred tax liability is recorded against the Accumulated Other Comprehensive Income, in the Stockholders’ Equity section of the Balance Sheet.

The deferred tax computations, computed at federal statutory rates of 35% in 2006 and 35% in 2005, are as follows:

	2006	2005

Deferred tax assets:
Net operating loss carry forwards	$5,724,139	$5,526,473
Valuation allowance	(5,724,139)	(5,526,473)

Total deferred tax assets	0	0

Deferred tax liabilities:
Fair market value adjustment for available-for-sale securities	$15,281,370	$11,058,788

(10) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of marketable securities. The Company maintains its investments in four different brokerage accounts, all of which are insured by Securities Investor Protection Corporation (SIPC). The limits of this insurance are up to $100,000 for the total amount of cash on deposit with each Broker, and up to $500,000 for the total amount of securities held by each Broker. Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at December 31, 2006, the fair market value of securities in excess of the SIPC insured limit is $66,468,446, while there is no cash on deposit in excess of the insured limit.

In the Company’s fiscal year ended December 31, 2006 there were three customers (hospitals) that accounted for 35% of the Company’s total consolidated sales.   Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All three of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits.  The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

The Company’s Volumex syringes are filled by an FDA approved radio pharmaceutical manufacturer. This manufacturer is the only one approved by the FDA in the United States to manufacture Volumex for interstate commerce. If this manufacturer were to cease filling the Volumex syringes for Daxor before the Company had a chance to make alternative arrangements, the effect on Daxor’s business could be material.

By a letter dated February 8, 2007, the staff of the Northeast Regional Office of the United States Securities and Exchange Commission advised Dr. Joseph Feldschuh, the President and Chief Executive Officer of Daxor that it is recommending that the Commission bring action against Dr. Feldschuh and Daxor Corporation for  violation of Section 7(a) of the Investment Company Act. The company responded to the Securities and Exchange Commission on March 9, 2007.

The company received a notice from the SEC in November of 2005 about whether or not it should be designated as an investment company. The company responded to this notice on January 13, 2006. The Company has provided extensive documentation directly to the SEC and in this 10-K filing as to why it is primarily an operating company and not primarily an investment company.

The company cannot determine whether the Commission will decide to bring an enforcement action against either the Company or its Chief Executive Officer, nor can the Company determine the nature or amount of any legal or other regulatory penalties or sanctions that may be imposed.

A resolution was passed at the Board of Directors meeting of March 23, 2007 whereby the Company agreed to indemnify the Chief Executive Officer for any expenses he may incur if the Securities and Exchange Commission brings an enforcement action against him as specified in their letter of February 8, 2007.

(11) RELATED PARTY TRANSACTIONS

The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received from the President of the Company in the years ended December 31, 2006, 2005 and 2004 was $10,646, $9,750 and $8,571.

Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh. In 2006 he provided specialized consulting services with respect to the blood volume analyzer for which he received a  salary of $18,720 plus benefits.  He is expected to provide a limited amount of consultative help in the filing of the additional patents in 2007.  On June 24, 2004, he was granted 5,000 options at an exercise price of $23.21.

(12) RESEARCH AND DEVELOPMENT EXPENSES

All research and development costs are expensed in the period they are incurred. Research and development costs for the years ended December 31, 2006, 2005 and 2004 were $2,332,399, $2,152,261 and $1,566,115. These amounts have been classified according to the criteria specified in SFAS No. 2 – Accounting for Research and Development Costs.

(13) INTEREST EXPENSE AND INCOME

Interest expense was $367,651, $319,145, and $111,745, and interest income was $3,699, $23,031, and $2,795 in 2006, 2005, and 2004 respectively.

(14) COMMITMENTS AND CONTINGENCIES

(A) Operating Leases

The Company leases office and laboratory space in both New York City and Tennessee. The lease agreement for the New York City facility is a non-cancelable lease, subject to annual increases based on the Consumer Price Index, and will expire on December 31, 2015. The Tennessee facility is currently leased on a month-to-month basis.

The Company subleased space in its New York facility to a related party and a third party in 2006, 2005 and 2004. As of December 31, 2006, the Company is only subleasing space to a related third party. The amount of rental income received for the year ended December 31, 2006, 2005 and 2004 was $13,646, $14,686 and $15,245 and is classified as other income in the Statement of Operations.

Future minimum rental payments under the non-cancelable operating lease, exclusive of future cost of living and tax escalation increases, are as follows:

2007 $308,412
2008 $287,352
2009 $287,352
2010 $287,352
2011 $287,352
Thereafter $1,149,408

Rent expense for all non-cancelable operating leases was $352,560, $284,147, and $262,916 for the years ended December 31, 2006, 2005 and 2004 respectively.

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

(15) SUBSEQUENT EVENTS

On January 3, 2007, Daxor closed on the purchase of 3.5 acres of land at 107 and 109 Meco Lane, Oak Ridge, Tennessee that contains two separate 10,000 square. foot buildings.  The buildings were constructed in 2004 and each structure is a single story steel frame with metal shell and roof constructed on a concrete slab.  The total purchase price for the land and property was $775,000 plus closing fees.  Daxor financed the purchase with a $500,000 10-year mortgage, with the first 5 years fixed at 7.49%. On January 2, 2012 there is a balloon payment of $301,972 for the remaining principal and interest on the mortgage. The Company has the option of making this payment or refinancing the mortgage for an additional five year term at a fixed rate of interest that would be set on January 2, 2012.

(16) SEGEMENT REPORTING

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

The following tables summarize the results of each segment described above for the years ended December 31, 2006, 2005 and 2004.

	December 31, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$1,055,706	$430,743	$0	$1,486,449
Cost of sales	585,742	45,825	0	631,567
Research and Development	2,195,371	137,028	0	2,332,399
Selling, general and administrative expenses	3,657,005	302,149	0	3,959,154

Operating income (loss)	(5,382,412)	(54,259)	0	(5,436,671)

Investment income, net
Dividends	0	0	2,273,737	2,273,737
Gain on sales of securities, net	0	0	3,316,710	3,316,710
Mark to market of short positions	0	0	(544,629)	(544,629)
Administrative expenses relating to portfolio investments	0	0	(44,564)	(44,564)

Total Investment income, net	0	0	5,001,254	5,001,254

Interest expense, net	0	(258)	(363,694)	(363,952)
Other income	13,652	186	—	13,838

Income (loss) before income taxes	(5,368,760)	(54,331)	4,637,560	(785,531)
Income tax expense	0	0	0	0

Net income (loss)	$(5,368,760)	$(54,331)	$4,637,560	$(785,531)

Total assets	$3,978,385	$116,718	$74,071,209	$78,166,312

	December 31, 2005

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$751,071	$592,467	$0	$1,343,538
Cost of sales	530,652	35,090	0	565,742
Research and Development	2,082,835	69,426	0	2,152,261
Selling, general and administrative expenses	3,116,720	424,008	0	3,540,728

Operating income (loss)	(4,979,136)	63,943	0	(4,915,193)

Investment income
Dividends	0	0	2,511,054	2,511,054
Gain on sales of securities, net	0	0	1,515,653	1,515,653
Mark to market of short positions	0	0	(204,225)	(204,225)
Investment Recovery	0	0	75,000	75,000
Administrative expenses relating to portfolio investments *	0	0	(36,842)	(36,842)

Total Investment income, net	0	0	3,860,640	3,860,640

Interest income (expense), net	0	803	(296,917)	(296,114)
Other income	13,850	836	0	14,686

Income (loss) before income taxes	(4,965,286)	65,582	3,563,723	(1,335,981)
Income tax expense	0	0	0	0

Net income (loss)	$(4,965,286)	$65,582	$3,563,723	$(1,335,981)

Total assets	$2,191,982	$127,065	$57,246,006	$59,565,053

	December 31, 2004

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$643,592	$422,722	$0	$1,066,314
Cost of sales	224,724	26,898	0	251,622
Research and Development	1,530,172	35,943	0	1,566,115
Selling, general and administrative expenses	2,352,318	438,126	0	2,790,444

Operating income (loss)	(3,463,622)	(78,245)	0	(3,541,867)

Investment income
Dividends	0	0	1,990,669	1,990,669
Gain on sales of securities, net	0	0	989,599	989,599
Mark to market of short positions	0	0	266,807	266,807
*Administrative expenses relating to portfolio investments	0	0	(1,126)	(1,126)

Total Investment income, net	0	0	3,245,949	3,245,949

Interest expense, net	0	0	(108,949)	(108,949)
Other income	15,071	174	0	15,245

Income (loss) before income taxes	(3,448,551)	(78,071)	3,137,000	(389,622)
Income tax expense	0	0	0	0

Net income (loss)	$(3,448,551)	$(78,071)	$3,137,000	$(389,622)

Total assets	$904,837	$35,370	$54,806,400	$55,746,607

(17) SELECTED FINANCIAL DATA

Summary of Quarterly Financial Data for the Year Ended December 31, 2006

Description	Quarter ended 03/31/06	Quarter ended 06/30/06	Quarter ended 09/30/06	Quarter ended 12/31/06

Operating Revenues	$342,146	$389,322	$420,140	$334,841
Operating Expenses	$1,614,265	$1,914,928	$1,663,524	$1,730,403
Other Income	$1,233,137	$1,659,926	$315,592	$1,442,485
Net Income (Loss)	$(38,982)	$134,320	$(927,792)	$46,923
Income(Loss) Per Share	$(0.01)	$0.03	$(0.20)	$0.01

Summary of Quarterly Financial Data for the Year Ended December 31, 2005

Description	Quarter ended 03/31/05	Quarter ended 06/30/05	Quarter ended 09/30/05	Quarter ended 12/31/05

Operating Revenues	$300,356	$287,690	$447,652	$307,840
Operating Expenses	$1,538,413	$1,484,751	$1,569,677	$1,665,890
Other Income(Loss)	$767,930	$(68,006)	$2,125,406	$753,882
Net Income (Loss)	$(470,127)	$(1,265,067)	$1,003,381	$(604,168)
Income (Loss) Per Share	$(0.10)	$(0.27)	$.22	$(0.14)

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

Operations Data:

	Year Ended December 31,

	2006	2005	2004	2003	2002

Operating revenues	$1,486,449	$1,343,538	$1,066,314	$1,013,647	$767,608

Total revenues	1,486,449	1,343,538	1,066,314	1,013,647	767,608

Costs and expenses:
Operations of laboratories & costs of production	631,567	565,742	251,622	246,206	805,985
Research and Development	2,332,399	2,152,261	1,566,115	1,246,526	330,000
Selling, general and administrative	3,959,154	3,540,728	2,790,444	2,600,310	1,720,546

Total costs and expenses	6,923,120	6,258,731	4,608,181	4,093,042	2,856,531

Loss from operations	(5,436,671)	(4,915,193)	(3,541,867)	(3,079,395)	(2,088,923)

Other Income and Expenses:
Dividend income	2,273,737	2,511,054	1,990,669	1,897,669	1,858,025
Gains on sale of investments	3,316,710	1,515,653	989,599	238,550	40,610
Mark to Market of Short Positions	(544,629)	(204,225)	266,807	115,871	0
Other revenues	13,838	14,686	15,245	15,571	35,694
Investment Recovery	0	75,000	0	0	0
Admin Expense relating to portfolio investments	(44,564)	(36,842)	(1,126)	0	0
Interest expense, net of Interest Income	(363,952)	(296,114)	(108,949)	(83,133)	(39,257)

Total Other Income and Expenses	4,651,140	3,579,212	3,152,245	2,184,528	1,895,072

Loss before income taxes	(785,531)	(1,335,981)	(389,622)	(894,867)	(193,851)

Provision for income taxes	0	0	0	0	0

Net Loss	$(785,531)	$(1,335,981)	$(389,622)	$(894,867)	$(193,851)

Weighted average number of common shares outstanding - basic and diluted	4,625,168	4,638,384	4,615,993	4,645,700	4,662,947

Loss per common equivalent share - basic and diluted	$(0.17)	$(0.29)	$(0.08)	$(0.19)	$(0.04)

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

During the calendar year ended December 31, 2005, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the Commission. The evaluation revealed the following: insufficient controls over dissemination of information regarding non-routine and complex transactions by our accounting staff to our management, as well as incorrect treatment and lack of proper analysis of such transactions by our accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for the calendar years ended December 31, 2005, 2004 and 2003. As a result of these weaknesses, the figures for the years ended December 31, 2004 and 2003 were restated on November 9, 2006 from their previous filing.

In late 2005, the Company hired a Controller, who is a Certified Public Accountant to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. The Company temporarily hired two Certified Public Accountants to assist with the work required to bring our prior financial statements into compliance with all reporting requirements.  It is management’s intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding. Management now believes the internal controls and disclosure controls and procedures in place at December 31, 2006 to be effective.

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

Item 11. Executive Compensation.

          The information required by item 11 is incorporated by reference to our proxy statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2006 year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information required by item 12 is incorporated by reference to our proxy statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2006 year end.

Item 13. Certain Relationships and Related Transactions.

There are no relationships or related transactions beyond those which have been disclosed in the 10-K.

Item 14. Principal Accounting Fees and Services.

For the years ended December 31, 2006 and December 31, 2005, the Company paid (or will pay) the following fees to Rotenberg Meril Solomon Bertiger & Guttilla, PC, its independent registered accounting firm, for services rendered during the year or for the audit in respect of those years:

Fee Type	2006	2005

Audit Fees (1)	$104,185	$73,537
Audit-Related Fees (2)	0	68,237
Tax Fees (3)	5,000	6,000
All Other Fees	0	0

Total	$109,185	$147,774

(1)	Fees paid for professional services rendered in connection with the audit of the annual financial statements and review of the quarterly financial statements for each fiscal year.
(2)	Represents fees paid for professional services rendered in connection with the audit procedures relating to the restatements of financial statements and SEC comment letters.
(3)	Represents fees paid for tax compliance, tax planning and related tax services.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DAXOR CORPORATION

	by:	/s/ Joseph Feldschuh

Joseph Feldschuh, M.D
President and Principal
Executive Officer
Chairman of the Board
Dated: March 30, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Feldschuh	President and Director	March 30, 2007
Principal Executive Officer
Joseph Feldschuh, M.D.

/s/ Stephen Feldschuh	Chief Operating Officer
March 30, 2007
Stephen Feldschuh

/s/ David Frankel	Chief Financial Officer	March 30, 2007

David Frankel

/s/ Diane M. Meegan	Corporate Secretary	March 30, 2007

Diane M. Meegan

/s/ Robert Willens	Director	March 30, 2007

Robert Willens

/s/ James Lombard	Director	March 30, 2007

James Lombard

/s/ Martin Wolpoff	Director	March 30, 2007

Martin Wolpoff

/s/ Stephen Valentine	Director	March 30, 2007

Stephen Valentine

Board of Directors:

Name	Title

Dr. Joseph Feldschuh	Chairman, President, & CEO
James Lombard	Director
Martin Wolpoff	Director
Robert Willens	Director
Stephen Valentine	Director
Philip Hudson	Director