Form 10-Q
period 2007-03-31
DAXOR CORP
filed 2007-05-15
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED MARCH 31, 2007
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,602,818 OUTSTANDING AT April 30, 2007

COMMON STOCK
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Index to Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2007 (Unaudited) and December 31, 2006 (Audited)	F-1

	Condensed Consolidated Statements of Operations for the three ended March 31, 2007 and 2006 – (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 – (Unaudited)	F-3

	Notes to Condensed Consolidated Financial Statements – (Unaudited)	F-4-14

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED March 31, 2007	AUDITED December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$78,625	$2,838,927
Receivable from Broker	4,021,959	—
Available-for-sale securities, at fair market value	71,155,394	66,968,446
Securities sold, not received at fair market value	5,945,551	7,102,763
Accounts receivable, net of $34,163 in 2007 and $34,163 in 2006	349,925	174,109
Inventory	209,059	170,996
Prepaid expenses and other current assets	98,488	115,111

Total Current Assets	81,859,001	77,370,352

PROPERTY AND EQUIPMENT, NET	1,575,062	763,802
OTHER ASSETS	34,208	32,158

Total Assets	$83,468,271	$78,166,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$411,156	$412,967
Loans payable	3,457,407	3,483,161
Mortgage Payable	35,331	—
Put and call options, at fair market value	2,178,802	2,682,545
Securities borrowed, at fair market value	8,793,795	10,665,722
Deferred revenue	1,491	2,755
Deferred taxes	16,788,458	15,281,370

Total Current Liabilities	31,666,440	32,528,520

LONG TERM LIABILITIES

Mortgage Payable	458,739	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,603,418 and 4,615,326 shares at March 31, 2007 and December 31, 2006, respectively	53,165	53,165
Additional paid in capital	10,386,400	10,381,882
Accumulated other comprehensive income	31,178,565	28,379,687
Retained earnings	15,900,149	12,840,155
Treasury stock, at cost	(6,175,187)	(6,017,097)

Total Stockholders’ Equity	51,343,092	45,637,792

Total Liabilities and Stockholders’ Equity	$83,468,271	$78,166,312

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31, 2007	March 31, 2006

Revenues	$505,882	$342,146

Cost of sales	151,535	117,928

Gross Profit	354,347	224,218

OPERATING EXPENSES:

Research and Development Expenses	751,815	557,508
Selling, general and administrative expenses	808,399	938,829

Total Operating Expenses	1,560,214	1,496,337

Operating loss	(1,205,867)	(1,272,119)

Other income (expense):
Investment income, net	4,340,519	1,327,450
Interest expense, net	(77,413)	(96,981)
Other income	2,755	2,668

Total other income	4,265,861	1,233,137

Income (loss) before income taxes	3,059,994	(38,982)
Income tax expense	—	—

Net income (loss)	$3,059,994	$(38,982)

Weighted average number of shares outstanding - basic and diluted	4,606,787	4,630,426

Net income (loss) per common equivalent share	$0.66	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31 2007	March 31 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$3,059,994	$(38,982)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation & amortization	52,531	34,651
Non-cash compensation expense associated with employee stock compensation plans	4,518	22,485
Gain on sale of fixed assets	(102,449)	—
Gains on sale of investments	(1,626,430)	(710,201)
Mark to market adjustments on options & short sales	(2,014,798)	(74,587)
Change in assets and liabilities:
Increase in accounts receivable	(175,816)	(7,352)
Decrease in prepaid expenses & other current assets	16,623	107,755
Decrease (Increase) in inventory	(38,063)	14,000
Increase in Other Assets	(2,050)	—
Decrease in accounts payable and accrued liabilities	(1,811)	(107,146)
Decrease in deferred income	(1,264)	(52,010)

Net cash used in operating activities	(829,015)	(811,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(891,842)	(65,099)
Proceeds from sale of fixed assets	130,500	—
Decrease in Securities sold, not received at fair market value	1,157,212	855,002
Decrease in Securities borrowed, at fair market value	(1,871,927)	(637,381)
Purchases of put and call options	(245)	—
Sales of put and call options	3,096,982	1,526,594
Acquisition of Available for sale securities	(7,827,157)	(5,177,971)
Proceeds from sale of Available for sale securities	7,986,923	5,488,601

Net cash provided by investing activities	1,780,446	1,989,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loans	10,924,756	4,801,872
Repayment of margin loans	(14,972,469)	(6,035,416)
Purchase of treasury stock	(158,090)	—
Proceeds from Mortgage	500,000	—
Repayment of Mortgage	(5,930)	—

Net cash used in financing activities	(3,711,733)	(1,233,544)

Net increase in cash and cash equivalents	(2,760,302)	(55,185)
Cash and cash equivalents at beginning of period	2,838,927	93,003

Cash and cash equivalents at end of period	$78,625	$37,818

Supplemental Disclosures of Cash Flow Information:

Cash paid during the quarter for:
Interest	$5,934	$—
Income Taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Continued)
(Unaudited)

(1)  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

          Daxor Corporation is a medical device manufacturing company that offers additional biotech services, such as cryobanking, through its wholly owned subsidiary, Scientific Medical Systems Corp.  The Company provides long-term frozen blood and semen storage services to enable individuals to store their own blood and semen.  The main focus of Daxor Corporation has been the development of an instrument that rapidly and accurately measures human blood volume. This instrument is used in conjunction with a single use diagnostic injection and collection kit.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2006, 2005 and 2004, included in Daxor Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United Stat es of America. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Cash and Cash Equivalents

          Cash and cash equivalents include time deposits and short term investments with original maturities of three months or less. Normally, these short term investments consist of U.S. Treasury Bills. At March 31, 2007 and March 31, 2006 there were no short term investments included as cash equivalents.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Continued)
(Unaudited)

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

Investment Goals, Strategies and Policies

          The Company’s investment goals are capital preservation and maintaining returns on capital with a high degree of safety. These goals are accomplished through the following strategies and policies:

          1.     The Company maintains a diversified securities portfolio comprised primarily of dividend bearing electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own.  It also sells uncovered calls and will periodically have short positions of up to 10% of the value of its portfolio. The Company’s short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount.  The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities.  Investments in utilities are primarily in electric companies.  Investments in non-utility stocks will not exceed 15% of the portfolio.

          2      Investment in speculative issues, including short sales, maximum of 10%.

          3.     Limited use of options to increase yearly investment income.

a.

The use of “Call” Options.  Covered options can be sold up to a maximum of 20% of the value of the portfolio.  This provides extra income in addition to dividends received from the company’s investments.  The risk of this strategy is that investments which the company may have preferred to retain can be called away. Therefore, a limitation of 20% is placed on the amount of stock on which options can be written.  The amount of the portfolio on which options are actually written is usually between 3-10% of the portfolio. The historical turnover of the portfolio is such that the average holding period is in excess of five years for available for sale securities.

b.	The use of “Put” options. Put options are written on stocks which the company is willing to purchase. While the company does not have a high rate of turnover in its portfolio, there is

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Continued)
(Unaudited)

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

c.

Speculative Short Sales/Short Options.  The company limits its speculative transactions to no more than 10% of the value of the portfolio.  The company may sell uncovered calls on certain stocks.  If the stock price does not rise to the price of the calls, the option is not exercised, and the company records the proceeds from the sale of the call as income.  If the call is exercised, the company will have a short position in the related stock.  The company then has the choice of covering the short position or selling a put against it. If the put is exercised, the short position is covered.  The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement.  While the company may have so-called speculative positions equal to 10% of its accounts, in actual practice the short stock positions usually account for less than 5% of the assets of the company.

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
March 31, 2007 and 2006 (Continued)
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

          Historically, service contracts were recorded by the Company as deferred revenue and were amortized into income in the period in which they were earned. Effective January 1, 2006, the company offers service contracts priced on annual basis which are billed quarterly and revenue is earned in the same calendar quarter that it is billed. As at March 31, 2007 and March 31, 2006, deferred revenue pertaining to the historical service contracts was $0 and $3,375 respectively.

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

          Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123.  The Company’s condensed consolidated financial statements as of, and for the three months ended March 31, 2007, reflect the impact of SFAS No. 123R.  In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

          SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

          At March 31, 2007, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

          At March 31, 2007, there is a total unvested stock-based compensation expense of $ 19,066 and a total weighted average remaining term of .68 years.  Total share-based compensation expense recognized in the Statement of Operations aggregated $4,518 for the three months ended March 31, 2007.

          The Company recognized $4,518 and $22,485 in total stock-based compensation expense during the three months ended March 31, 2007 and March 31, 2006.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Continued)
(Unaudited)

          The following table represents stock option activity for the three months ended March 31, 2007:

	Number of Shares	Exercise Price	Remaining Contract Life

Outstanding options at beginning of period	96,500	$19.36	2.19 Yrs.
Granted	—	$—
Exercised	—	—
Expired	(2,000)	$21.08
Canceled	(2,600)	$21.45

Outstanding options at end of period	91,900	$19.26	1.97 Yrs.

Outstanding exercisable at end of period	78,400	$19.81	1.85 Yrs.

(2)  AVAILABLE-FOR-SALE SECURITIES

          Upon adoption of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss) in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities, as of March 31, 2007 and December 31, 2006, of approximately 206.85% and 187.33%, respectively, over its historical cost.

          In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been made net of the tax effect had these gains been realized.

          The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

	March 31, 2007

Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$23,003,725	$70,809,129	$48,159,832	$(354,428)
Debt	184,646	346,265	161,619	(0)

Total	$23,188,371	$71,155,394	$48,321,451	$(354,428)

	December 31, 2006

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$23,122,744	$66,692,556	$43,836,526	$(266,714)
Debt	184,646	275,890	91,244	(0)

Total	$23,307,390	$66,968,446	$43,927,770	$(266,714)

          At March 31, 2007 the securities held by the Company had a market value of $71,155,394 and a cost basis of $23,188,371 resulting in a net unrealized gain of $47,967,023 or 206.85% of cost.

          At December 31, 2006, the securities held by the Company had a market value of $66,968,446 and a cost basis of $23,307,390 resulting in a net unrealized gain of $43,927,770 or 187.33% of cost.

          At March 31, 2007 and December 31, 2006, marketable securities primarily consist of preferred and common stocks of utility companies, and are valued at fair value. Debt securities consist of Corporate bonds and notes. As at March 31, 2007 these items have a cost of $184,646 and are scheduled to mature at various dates through May 2048.

(3)  SEGMENT ANALYSIS

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the three months ended March 31, 2007.

	March 31, 2007

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$394,226	$111,656	$—	$505,882
Cost of sales	139,060	12,475	—	151,535
Research and Development Expenses	695,774	56,041		751,815
Selling, general and administrative expenses	607,196	201,203	—	808,399

Operating loss	(1,047,804)	(158,063)	—	(1,205,867)

Investment income, net
Dividends			711,429	711,429
Gain on sales of securities, net	—	—	1,626,430	1,626,430
Mark to market of short positions	—	—	2,014,798	2,014,798
Administrative expenses relating to portfolio investments	—	—	(12,138)	(12,138)

Total Investment income, net	—	—	4,340,519	4,340,519

Interest expense, net	(5,935)	—	(71,478)	(77,413)
Other income	2,755	—	—	2,755

Income (loss) before income taxes	(1,050,984)	(158,063)	4,269,041	3,059,994
Income tax expense	—	—	—	—

Net income (loss)	$(1,050,984)	$(158,063)	$4,269,041	$3,059,994

Total assets	$2,220,626	$124,739	$81,122,906	$83,468,271

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the three months ended March 31, 2006

	March 31, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$212,578	$129,568	$—	$342,146
Cost of sales	109,784	8,144	—	117,928
Research and Development Expenses	520,943	36,565		557,508
Selling, general and administrative expenses	862,683	76,146	—	938,829

Operating (loss) income	(1,280,832)	8,713	—	(1,272,119)

Investment income
Dividends	—	—	550,822	550,822
Gain on sales of securities, net	—	—	710,201	710,201
Mark to market of short positions	—	—	74,587	74,587
Administrative expenses relating to portfolio investments	—	—	(8,160)	(8,160)

Total Investment income, net	—	—	1,327,450	1,327,450

Interest expense, net		(60)	(96,921)	(96,981)
Other income	2,668	—	—	2,668

Income (loss) before income taxes	(1,278,164)	8,653	1,230,529	(38,982)
Income tax expense	—	—	—	—

Net income (loss)	$(1,278,164)	$8,653	$1,230,529	$(38,982)

Total assets	$1,209,896	$115,009	$57,611,803	$58,936,708

For the three months ended March 31, 2006, $117,489 of payroll and related expenses were reclassified from Cost of Sales to Selling, General and Administrative Expenses in Equipment Sales and Related Services.

For the three months ended March 31, 2006, $89,863 of expenses was reclassified from Cost of Sales to Selling, General and Administrative Expenses in Cryobanking & Related Services. The reclassification was made up of $74,383 of payroll and related expenses and $15,480 of Laboratory Supplies.

These reclassifications had no effect on total expenses and were made to adjust categorizations as of January 1, 2006 to allow for more accurate comparisons of financial statement data.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Continued)
(Unaudited)

4)  PROPERTY AND EQUIPMENT

          Property and equipment as at March 31, 2007 and December 31, 2006, consists of:

	March 31, 2007	December 31, 2006

Machinery and equipment	$995,709	$975,656
BVA Equipment on trial	629,000	578,000
Land	185,641	—
Buildings	598,423	—
Furniture and fixtures	341,198	338,473
Leasehold improvements	295,530	295,530

Total Cost	$3,045,501	$2,187,659
Accumulated depreciation	(1,470,439)	(1,423,857)

Property and equipment, net	$1,575,062	$763,802

Depreciation expense for the three months ended March 31, 2007 and 2006 was respectively $ 52,531 and $34,651.

On January 3, 2007, Daxor closed on the purchase of 3.5 acres of land at 107 and 109 Meco Lane, Oak Ridge, Tennessee that contains two separate 10,000 square. foot buildings.  The buildings were constructed in 2004 and each structure is a single story steel frame with metal shell and roof constructed on a concrete slab.  The total purchase price for the land and buildings including closing costs was $784,064.

 (5)  LOANS AND MORTGAGE PAYABLE

          At March 31, 2007 and December 31, 2006, the Company has a bank note payable of $1,500,000 with an annual option to renew. This note is classified as a current liability. The note bears interest at approximately 6.75% and is secured by certain marketable securities of the Company. The interest expense on this note for the three months ended March 31, 2007 and 2006 was $24,998 and $20,200, respectively.

          Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $1,957,407 at March 31, 2007 and $ 1,983,161 at December 31, 2006.

          Daxor financed the purchase of the land and buildings in Oak Ridge, Tennessee with a $500,000 10-year mortgage, with the first five years fixed at 7.49%. On January 2, 2012 there is a single payment of $301,972 for the remaining principal and interest on the mortgage. The Company has the option of making this payment or refinancing the mortgage for an additional five year term at a fixed rate of interest that would be set on January 2, 2012.

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

The following summarizes the Company’s Put and Call Options as of March 31, 2007 and December 31, 2006.

Put and Call Options	Selling price	Fair Market value	Unrealized Gain

March 31, 2007	3,285,725	2,178,802	1,106,923
December 31,2006	2,848,667	2,682,545	166,122

(7)  SHORT SALES OF SECURITIES

          At March 31, 2007 and December 31, 2006, the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair value” in the accompanying balance sheets. The cost basis of these positions or proceeds for these short sales were $9,368,151 and $10,166,081 at March 31, 2007 and December 31, 2006 respectively and had respective market values of $8,793,795 and $10,665,722, resulting in mark to market adjustments of $574,356 and $(499,641) at March 31, 2007 and December 31, 2006.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Continued)
(Unaudited)

(8)  CURRENT INCOME TAXES

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

          At March 31, 2007, the Company has approximately $15.0 million in net operating loss available as a carry forward. These losses will expire between the years ending December 31, 2015 and 2026 and give rise to deferred tax assets. However, a valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the history of losses and the variability of operating results.

          While the Company has a deferred tax liability on unrealized portfolio gains, at present it is not management’s intention to liquidate it’s holdings in order to utilize these loss carryovers.

          The deferred tax computations at March 31, 2007 and December 31, 2006, computed at federal statutory rates of 35%, are as follows:

	2007	2006

Deferred tax assets:
Net operating loss carry forwards	$5,262,654	$5,724,139
Valuation allowance	(5,262,654)	(5,724,139)

Total deferred tax assets	$0	$0

Deferred tax liabilities:
Fair market value adjustment for available-for-sale securities	$16,788,458	$15,281,370

(10)  CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of marketable securities. The Company maintains its investments in four different brokerage accounts, all of which are insured by Securities Investor Protection Corporation (SIPC). The limits of this insurance are up to $100,000 for the total amount of cash on deposit with each Broker, and up to $500,000 for the total amount of securities held by each Broker. Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at March 31, 2007, the fair market value of securities in excess of the SIPC insured limit is $70,655,394, while there is no cash on deposit in excess of the insured limit.

In the Company’s fiscal quarter ended March 31, 2007 there were four customers (hospitals) that accounted for 47.67% of the Company’s total consolidated sales.   Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All four of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits.  The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Continued)
(Unaudited)

Daxor that it is recommending that the Commission bring action against Dr. Feldschuh and Daxor Corporation for  violation of Section 7(a) of the Investment Company Act. The company responded to the Securities and Exchange Commission on March 9, 2007.

The company received a notice from the SEC in November of 2005 about whether or not it should be designated as an investment company. The company responded to this notice on January 13, 2006. The Company has provided extensive documentation directly to the SEC and in the 10-K filing for the year ended December 31, 2006 as to why it is primarily an operating company and not primarily an investment company.

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

(11)  Research and Development Costs

          All research and development costs, as defined in SFAS No. 2 – Accounting for Research and Development Costs, are expensed in the period they are incurred. Research and development costs for the three months ended March 31, 2007 and 2006 were $751,815 and $557,508, respectively.

(12)  Recently Issued Accounting Pronouncements

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

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006.  It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit.  If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements.  Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized.  The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit.  General tax reserves to cover aggressive positions taken in filed returns are no longer allowable.  Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements.  FIN 48 is effective f or fiscal years beginning after December 15, 2006.  Because the Company knowingly takes no aggressive positions in its tax returns and accordingly, carries no income tax “reserves” on its books, this Interpretation is not expected to have a material effect on the Company’s financial position or results of operations in future periods.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Continued)
(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2007 as compared with three months ended March 31, 2006:

Operating Revenues and Expenses

          For the three months ended March 31, 2007, operating revenues increased to $505,882 vs. $342,146 in 2005, an increase of $163,736 or 47.85%. This increase was mainly the result of the sale of two Blood Volume Analyzers during the first quarter of 2007 for a total of $130,500 versus no sales of the Blood Volume Analyzer during the same period in 2006.

          For the three months ended March 31, 2007, revenue from Blood volume kit sales increased by 20.89% vs. the same period in 2006 and the amount of kits sold was up by 21.32%. The major reason for the increase in the number of kits sold is that there were 53 Blood Volume Analyzers placed at March 31, 2007 versus 34 instruments placed at March 31, 2006. Effective February 1, 2007, the Company raised prices by approximately 5% on Blood Volume Kits. This was the first price increase in two years and also helped to increase gross revenue from kit sales.

          The following table provides gross margin information on Equipment Sales & Related Services for the three months ended March 31, 2007 and 2006:

Equipment Sales And Related Serivces	Kit Sales Three Months Ended March 31, 2007	Equipment Sales and Other Three Months Ended March 31, 2007	Total Three Months Ended March 31, 2007	Total Three Months Ended March 31, 2006

Revenue	$236,561	$157,665	$394,226	$212,578
Cost of Goods Sold	93,852	45,208	139,060	109,784
Gross Profit	$142,709	$112,457	$255,166	$102,794
Gross Profit Percentage	60.33%	71.32%	64.72%	48.35%

          During the current quarter, there were also four trial agreements signed for the BVA-100 Blood Volume Analyzer versus six for the same period in 2006. Trial agreements on a clinical basis require the Hospitals to pay for kits that they use while they have the equipment on a trial basis. The only exception are those facilities who are conducting research utilizing the BVA-100 and therefore, the Company has agreed to supply those Volumex doses free of charge (this includes the shipping costs and all disposables associated with the study).

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,302,970 for the three months ended March 31, 2007 versus $ 1,383,626 for the same period in 2006, for a decrease of 5.83%. The major reason for this decrease is that $97,285 of salaries and rent paid by Daxor during the current quarter were allocated to the Cryobanking segment. This allocation was not done in 2006. The allocation is shown as part of selling general and administrative expenses and has no effect on consolidated expenses.

          Research & Development expenses for Equipment Sales and Related Services were $695,774 for the three months ended March 31, 2007 vs. $520,943 for the same period in 2006. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states.  In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market.  We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection.  We are also progressing on the next version of the delivery device for the radioactive dose Volumex.  The current version is the “Max-100” which has a patent.  The next version, the “Max-200” will be without a needle and should afford the company ex tended protection with a second patent when it is completed.

          Operating revenues for the cryobanking segment, which includes both blood banking and semen banking, decreased from $129,568 in 2006 to $111,656 in 2006, for a reduction of $17,912 or 16.04%.  This was due mainly to decreases of $8,863 in storage fees and $7,105 in analysis fees.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $257,244 for the three months ended March 31, 2007 vs. $112,711 for the same period in 2006, for an increase of 128.23%. The two major reasons for this increase are the allocation of $97,285 of salaries and rent paid by the Equipment Sales and Related Services segment applicable to Cryobanking and the salary and related expenses for a Blood Bank Director who started with the Company at the beginning of the quarter.

Operating Expenses

          Daxor’s total expenses from operations for the first quarter of 2007 were $1,711,749 versus $1,614,265 in 2006 for an increase of 6.04%.  This increase in operating costs is mostly due to hiring of additional personnel for the expanded research and development as well as expanded marketing related to the blood volume analyzer.  The Company had a major change in the blood volume analyzer which we previously detailed in our most recent filing.  The Company intends to continue increasing the number of individuals assigned to direct sales of the BVA-100 as well as those tasked with increased education of the benefits of blood volume analysis and the related sales of Volumex.

INVESTMENT PORTFOLIO

Dividend Income

Dividend income earned on the Company’s security portfolio for the three months ended March 31, 2007 was $711,429 versus $550,822 for the same period in 2006 for an increase of $160,607 or 29.16%. This increase was mainly due to the payment of a one-time special dividend of $156,200 on one stock in the Company’s portfolio.

Investment Gains

Gains on the sale of investments were $1,626,430 for the three months ended March 31, 2007 versus $710,201 for the same period in 2006.  For the current quarter, the Company had a gain from the marking to the market on short positions of stocks and put and call options of $2,014,798 versus income of $74,587 for the same period in 2006. Interest expense net of interest income decreased to $71,478 in 2007 versus $96,921 in 2006.  Administrative expenses relating to portfolio investments were $12,138 in 2007 versus $ 8,160 for the same period in 2006. A detailed description of investment policies and historical records over the past 14 years was included in the recent 10-K filing for year end December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

          At March 31, 2007 the Company had total assets of $83,468,271 with stockholders’ equity of $51,343,092 as compared to total assets of $78,166,312 with stockholders’ equity of $45,637,792 at December 31, 2006. At March 31, 2007, the Company had a net unrealized gain on available for sale securities of $47,967,023 and a deferred tax liability of $16,788,458 for net unrealized capital gains on available-for-sale securities of $31,178,565. At December 31, 2006, the company had a net unrealized gain of $43,661,056 and a deferred tax liability of $15,281,370 for net unrealized capital gains on available-for-sale securities of $28,379,686.  These amounts are included in the calculation of Total Stockholders’ Equity. At March 31, 2007, the Company’s available for sale securities had a fair market value of $71,155,394 with short-term loans of $3,457,407. The Company has current liabilities of $31,666,440. This amount includes the deferred tax liability of $16,788,458. The deferred tax liability would be due if the Company chose to sell its entire portfolio. The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations.  Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past ten years.  The Company’s portfolio has maintained a net value above historical cost for each of the past 89 consecutive quarters.

          The Company currently has adequate resources for the current level of marketing and research and development expenses for the BVA-100 Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company may not, at the present time, have adequate resources to expand its marketing force to all areas of the country.  The Company is simultaneously expanding its research and development efforts to develop additional instrumentation for renal function testing, specifically glomerular filtration testing. The Company will explore the potential for raising additional capital.  The current primary focus will be on the BVA-100 Blood Volume Analyzer with respect to expenditure of resources. The Company anticipates hiring additional regional managers to the existing sales/marketing team. It is the goal of the marketing team to develop an individual sale s team for each regional manager. The Company is also expanding its support services personnel. The decision to develop the marketing team was partially based on the anticipation of new publications in peer reviewed medical journals by current users of the Blood Volume Analyzer.

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

The Company adopted SFAS No. 123R - Share-Based Payments, effective January 1, 2006, utilizing the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations. The Company recognized $ 4,518 and $22,485 in total stock-based compensation expense during the three months ended on March 31, 2007 and March 31, 2006. Total unvested stock-based compensation expense was $19,066 at March 31, 2007 and had a total weighted average remaining term of .66 years. See Footnote #1 for more information on stock-based compensation.

The following is a summary of the accounting policies that the Company has deemed critical for reporting purposes in form 10-Q at March 31, 2007. However, a comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006 other than the adoption of SFAS No. 123R as described above.

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

          2.     The Company maintains a diversified securities portfolio comprised primarily of electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and may have short positions in common stock up to 10% of the value of the portfolio. The Company’s short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

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

c.

Speculative Short Sales/Short Options.  The company limits its speculative transactions to no more than 10% of the value of the portfolio.  The company may sell uncovered calls on certain stocks.  If the stock price does not rise to the price of the call, the option is not exercised and the company records the proceeds from the sale of the call as income.  If the call is exercised, the company will have a short position in the related stock.  The company then has the choice of covering the short position, or selling a put against it.  If the put is exercised, then the short position is covered.  The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement.  While the company may have so-called speculative positions equal to 10% of its accounts, in actual practice the short stock positions usually account for less than 5% of the assets of the company.

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

At March 31, 2007 unrealized gains were $48,321,451 and net unrealized losses were $(354,428) on available for sale securities for a ratio of 136 to 1.

Certain utility preferred stocks have call provisions which may enable them to be called away from the company.  The call price, in all instances, is higher than the company’s cost for the stock.  The yields on such preferred stocks may be significantly higher than current available yields.  Such stocks, therefore, could not be replaced with similar yields.  At March 31 2007, 1.64% of the market value of the company’s available for sale securities is made up of preferred stock.

At March 31 2007, 97.86% of the market value of the company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

The company’s portfolio value is exposed to fluctuations in the general value of electric utilities.  An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost.  Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility.  The company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 62 separate stocks.

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT MARCH 31,2007

ACCOUNT	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$22,171,307	$69,636,139	$47,464,832
TOTAL PREFERRED STOCK	832,418	1,172,990	340,572

TOTAL EQUITIES	23,003,725	70,809,129	47,805,404

TOTAL BONDS	184,646	346,265	161,619

TOTAL PORTFOLIO	$23,188,371	$71,155,394	$47,967,023

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT MARCH 31, 2006

ACCOUNT	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$24,040,396	$56,287,069	$32,246,673
TOTAL PREFERRED STOCK	896,517	1,188,709	292,192

TOTAL EQUITIES	24,936,913	57,475,778	32,538,865

TOTAL BONDS	151,882	136,025	(15,857)

TOTAL PORTFOLIO,	$25,088,795	$57,611,803	$32,523,008

Summary of Proceeds Received and Market Valuation at 03/31/07
Put and Call Options

Total Proceeds Received on open positions at 01/01/07	Sale of Options from 01/01/07-03/31/07	Expirations and Assignments of Options from 01/01/07-03/31/07	Proceeds Received on open positions at 03/31/07	Market Value at 3/31/2007	Unrealized Appreciation (Depreciation) at 03/31/07

$2,846,667	$3,096,982	$2,659,924	$3,285,725	$2,178,802	$1,106,923

Daxor Corporation
Summary of Proceeds Received and Market Valuation at 03/31/06
Put and Call Options

Total Proceeds Received on open positions at 01/01/06	Sale of Options from 01/01/06-03/31/06	Expirations and Assignments of Options from 01/01/06-03/31/06	Proceeds Received on open positions at 03/31/06	Market Value at 3/31/2006	Unrealized Appreciation (Depreciation) at 03/31/06

$983,912	$1,526,594	$959,254	$1,551,252	$1,264,566	$286,686

Item 4. Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

In late 2005, the Company hired a CPA to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. In addition, the firm temporarily hired two CPA’s to assist them in the work required to get the Company’s prior financial statements in accordance with all filing requirements.  It is management’s intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          None.

Item 1A.  Risk Factors

          There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 2, 2007.

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

DATE: May 15, 2007	By:	/s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D.,
President and Chief Executive
Officer

DATE: May 15, 2007	By:	/s/ DAVID FRANKEL

DAVID FRANKEL
Chief Financial Officer