Form 10-Q
period 2007-06-30
DAXOR CORP
filed 2007-08-09
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED JUNE 30, 2007
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,582,718 OUTSTANDING AT July 31, 2007

COMMON STOCK
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Index to Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2007 (Unaudited) and December 31, 2006 (Audited)	F-1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 – (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 – (Unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements – (Unaudited)	F-5-17

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED June 30, 2007	AUDITED December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,697	$2,838,927
Receivable from Broker	3,444,592	—
Available-for-sale securities, at fair market value	70,013,081	66,968,446
Securities sold, not received at fair market value	4,446,903	7,102,763
Accounts receivable, net of allowance for doubtful accounts of $34,163 in 2007 and $34,163 in 2006	426,044	174,109
Inventory	214,023	170,996
Prepaid expenses and other current assets	127,379	115,111

Total Current Assets	78,709,719	77,370,352
PROPERTY AND EQUIPMENT, NET	1,643,062	763,802
OTHER ASSETS	34,208	32,158

Total Assets	$80,386,989	$78,166,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$475,859	$412,967
Loans payable	3,261,451	3,483,161
Mortgage Payable, current portion	35,942	—
Put and call options, at fair market value	1,753,485	2,682,545
Securities borrowed, at fair market value	5,919,880	10,665,722
Deferred revenue	647	2,755
Deferred income taxes	16,188,477	15,281,370

Total Current Liabilities	27,635,741	32,528,520

LONG TERM LIABILITIES
Mortgage Payable, less current portion	449,604	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,582,718 and 4,615,326 shares at June 30, 2007 and December 31, 2006, respectively	53,165	53,165
Additional paid in capital	10,395,585	10,381,882
Accumulated other comprehensive income	30,064,314	28,379,687
Retained earnings	18,240,064	12,840,155
Treasury stock at cost, 733,832 and 701,224 shares of treasury stock at June 30, 2007 and December 31, 2006, respectively	(6,451,484)	(6,017,097)

Total Stockholders’ Equity	52,301,644	45,637,792

Total Liabilities and Stockholders’ Equity	$80,386,989	$78,166,312

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	June 30, 2007	June 30, 2006

Revenues	$545,318	$389,322
Cost of sales	145,025	209,001

Gross Profit	400,293	180,321

OPERATING EXPENSES:
Research and Development Expenses	658,539	628,143
Selling, general and administrative expenses	976,015	1,077,784

Total Operating Expenses	1,634,554	1,705,927

Operating loss	(1,234,261)	(1,525,606)

Other income (expense):
Investment income, net	3,637,944	1,746,073
Interest expense, net	(66,644)	(88,809)
Other income	2,876	2,662

Total other income	3,574,176	1,659,926

Income before income taxes	2,339,915	134,320

Income tax expense	—	—

Net income	$2,339,915	$134,320

Weighted average number of shares outstanding - basic and diluted	4,589,418	4,629,626

Net income per common equivalent share	$0.51	$0.03

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE SIX MONTHS ENDED

	June 30, 2007	June 30, 2006

Revenues	$1,051,200	$731,468
Cost of sales	296,560	327,874

Gross Profit	754,640	403,594

OPERATING EXPENSES:
Research and Development Expenses	1,262,770	1,185,651
Selling, general and administrative expenses	1,931,998	2,015,668

Total Operating Expenses	3,194,768	3,201,319

Operating loss	(2,440,128)	(2,797,725)

Other income (expense):
Investment income, net	7,978,463	3,073,523
Interest expense, net	(144,057)	(185,790)
Other income	5,631	5,330

Total other income	7,840,037	2,893,063

Income before income taxes	5,399,909	95,338
Income tax expense	—	—

Net income	$5,399,909	$95,338

Weighted average number of shares outstanding - basic and diluted	4,598,103	4,630,026

Net income per common equivalent share	$1.17	$0.02

See accompanying notes to unaudited condensed consolidated financial statements

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE SIX MONTHS ENDED

	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,399,909	$95,338
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	110,174	74,311
Provision for doubtful accounts	—	(7,137)
Non-cash compensation expense associated with employee stock compensation plans	13,703	46,481
Gain on sale of fixed assets	(151,016)	—
Gains on sale of investments	(3,440,952)	(1,490,210)
Mark to market adjustments on options & short sales	(3,330,832)	(583,679)
Change in assets and liabilities:
Increase in accounts receivable	(251,935)	(80,972)
Decrease (Increase) in prepaid expenses & other current assets	(12,268)	83,857
Decrease (Increase) in inventory	(43,027)	56,031
Increase in Other Assets	(2,050)	—
Increase in accounts payable and accrued liabilities	62,892	165,321
Decrease in deferred income	(2,108)	(79,144)

Net cash used in operating activities	(1,647,510)	(1,719,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,033,918)	(178,593)
Proceeds from sale of fixed assets	195,500	—
Decrease in Securities sold, not received at fair market value	2,655,860	259,372
Decrease in Securities borrowed, at fair market value	(4,745,842)	(543,233)
Purchases of put and call options	(653,737)	(14,250)
Sales of put and call options	6,874,390	3,187,180
Acquisition of Available for sale securities	(11,268,919)	(6,018,036)
Proceeds from sale of Available for sale securities	10,438,089	6,468,366

Net cash provided by investing activities	2,461,423	3,160,806

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loans	18,141,847	8,945,020
Repayment of margin loans	(21,808,149)	(10,409,075)
Purchase of treasury stock	(434,387)	(41,305)
Proceeds from Mortgage	500,000	—
Repayment of Mortgage	(14,454)	—

Net cash used in financing activities	(3,615,143)	(1,505,360)

Net increase(decrease) in cash and cash equivalents	(2,801,230)	(64,357)
Cash and cash equivalents at beginning of period	2,838,927	93,003

Cash and cash equivalents at end of period	$37,697	$28,646

Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter for:
Interest	$155,052	$187,014
Income Taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2006, 2005 and 2004, included in Daxor Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Cash and Cash Equivalents

          Cash and cash equivalents include time deposits and short term investments with original maturities of three months or less. Normally, these short term investments consist of U.S. Treasury Bills. At June 30, 2007 and June 30, 2006 there were no short term investments included as cash equivalents.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
(Unaudited)

Available-for-Sale Securities

          Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of electric utility companies) that management has determined meet the definition of available-for-sale under SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.  Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

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

Receivable from Broker

           The Receivable from Broker represents cash proceeds from sales of securities and dividends.

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

Investment Goals, Strategies and Policies

          The Company’s investment goals are capital preservation and maintaining returns on capital with a high degree of safety. These goals are accomplished through the following strategies and policies:

          1.          The Company maintains a diversified securities portfolio comprised primarily of dividend bearing electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own.  It also sells uncovered calls and will periodically have short positions of up to 10% of the value of its portfolio. The Company’s short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount.  The Company’s investment policy is to maintain a minimum of 85% of its portfolio in electric utilities.  Investments in utilities are primarily in electric companies.  Investments in non-utility stocks will not exceed 15% of the portfolio.

          2.          Investment in speculative issues, including short sales, maximum of 10%.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
(Unaudited)

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
(Unaudited)

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

          Historically, service contracts were recorded by the Company as deferred revenue and were amortized into income in the period in which they were earned. Effective January 1, 2006, the company offers service contracts priced on annual basis which are billed quarterly and revenue is earned in the same calendar quarter that it is billed. As at June 30, 2007 and December 31, 2006, deferred revenue pertaining to the historical service contracts was $0 and $0 respectively.

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

          Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123.  The Company’s condensed consolidated financial statements as of, and for the six months ended June 30, 2007, reflect the impact of SFAS No. 123R.  In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

          SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

          At June 30, 2007, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

          At June 30, 2007, there is a total unvested stock-based compensation expense of $ 26,627 and a total weighted average remaining term of .68 years.  Total share-based compensation expense recognized in the Statement of Operations aggregated $13,703 for the six months ended June 30, 2007 and $46,481 for the six months ended June 30, 2006.

          The Company recognized $9,185 and $23,996 in total stock-based compensation expense during the three months ended June 30, 2007 and June 30, 2006.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
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

          The following table represents stock option activity for the six months ended June 30, 2007:

	Number of Shares	Exercise Price	Remaining Contract Life

Outstanding options at beginning of period	96,500	$19.36	2.19Yrs
Granted	9,200	$15.72
Exercised	—	—
Expired	(3,000)	$20.00
Canceled	(2,600)	$21.45

Outstanding options at end of period	100,100	$18.95	1.84Yrs

Outstanding exercisable at end of period	77,400	$19.84	1.62Yrs

(2)  AVAILABLE-FOR-SALE SECURITIES

          Upon adoption of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss) in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities, as of June 30, 2007 and December 31, 2006, of approximately 194.66% and 187.33%, respectively, over its historical cost.

          In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been made net of the tax effect had these gains been realized.

          The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

	June 30, 2007

Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$23,575,644	$69,627,161	$46,471,703	$(420,186)
Debt	184,646	385,920	201,274	(0)

Total	$23,760,290	$70,013,081	$46,672,977	$(420,186)

	December 31, 2006

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$23,122,744	$66,692,556	$43,836,526	$(266,714)
Debt	184,646	275,890	91,244	(0)

Total	$23,307,390	$66,968,446	$43,927,770	$(266,714)

          At June 30, 2007 the securities held by the Company had a market value of $70,013,081 and a cost basis of $23,760,290 resulting in a net unrealized gain of $46,252,791 or 194.66% of cost.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
(Unaudited)

          At December 31, 2006, the securities held by the Company had a market value of $66,968,446 and a cost basis of $23,307,390 resulting in a net unrealized gain of $43,661,056 or 187.33% of cost.

          At June 30, 2007 and December 31, 2006, marketable securities primarily consist of preferred and common stocks of utility companies, and are valued at fair value. Debt securities consist of corporate bonds and notes at June 30, 2007 and these items have a cost of $184,646 and are scheduled to mature at various dates through May 2048.

(3)  SEGMENT ANALYSIS

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

          The following table summarizes the results of each segment described above for the three months ended June 30, 2007.

		June 30, 2007

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$438,458	$106,860	$—	$545,318
Cost of sales	133,700	11,325	—	145,025
Research and Development Expenses	611,554	46,985	—	658,539
Selling, general and administrative expenses	833,584	142,431	—	976,015

Operating loss	(1,140,380)	(93,881)	—	(1,234,261)

Investment income, net
Dividends			519,171	519,171
Gain on sales of securities, net	—	—	1,814,522	1,814,522
Mark to market of short positions	—	—	1,316,034	1,316,034
Administrative expenses relating to portfolio investments	—	—	(11,783)	(11,783)

Total Investment income, net	—	—	3,637,944	3,637,944

Interest expense, net	(9,274)	—	(57,370)	(66,644)
Other income	2,756	120	—	2,876

Income (loss) before income taxes	(1,146,898)	(93,761)	3,580,574	2,339,915
Income tax expense	—	—	—	—

Net income (loss)	$(1,146,898)	$(93,761)	$3,580,574	$2,339,915

Total assets	$2,332,483	$149,930	$77,904,576	$80,386,989

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the three months ended June 30, 2006

		June 30, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$287,894	$101,428	$—	$389,322
Cost of sales	199,211	9,790	—	209,001
Research and Development Expenses	595,625	32,518	—	628,143
Selling, general and administrative expenses	1,004,181	73,603	—	1,077,784

Operating loss	(1,511,123)	(14,483)	—	(1,525,606)

Investment income
Dividends	—	—	485,729	485,729
Gain on sales of securities, net	—	—	764,338	764,338
Mark to market of short positions	—	—	509,092	509,092
Administrative expenses relating to portfolio investments	—	—	(13,086)	(13,086)

Total Investment income, net	—	—	1,746,073	1,746,073

Interest expense, net		(197)	(88,612)	(88,809)
Other income	2,662	—	—	2,662

Income (loss) before income taxes	(1,508,461)	(14,680)	1,657,461	134,320
Income tax expense	—	—	—	—

Net income (loss)	$(1,508,461)	$(14,680)	$1,657,461	$134,320

Total assets	$1,168,074	$120,183	$60,019,716	$61,307,973

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the six months ended June 30, 2007

		June 30, 2007

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$832,684	$218,516	$—	$1,051,200
Cost of sales	272,760	23,800	—	296,560
Research and Development Expenses	1,159,744	103,026	—	1,262,770
Selling, general and administrative expenses	1,588,364	343,634	—	1,931,998

Operating loss	(2,188,184)	(251,944)	—	(2,440,128)

Investment income
Dividends	—	—	1,230,600	1,230,600
Gain on sales of securities, net	—	—	3,440,952	3,440,952
Mark to market of short positions	—	—	3,330,832	3,330,832
Administrative expenses relating to portfolio investments	—	—	(23,921)	(23,921)

Total Investment income, net	—	—	7,978,463	7,978,463

Interest expense, net	(15,209)		(128,848)	(144,057)
Other income	5,511	120	—	5,631

Income (loss) before income taxes	(2,197,882)	(251,824)	7,849,615	5,399,909
Income tax expense	—	—	—	—

Net income (loss)	$(2,197,882)	$(251,824)	$7,849,615	$5,399,909

Total assets	$2,332,483	$149,930	$77,904,576	$80,386,989

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the six months ended June 30, 2006

		June 30, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$500,472	$230,996	$—	$731,468
Cost of sales	308,995	18,879	—	327,874
Research and Development Expenses	1,116,568	69,083	—	1,185,651
Selling, general and administrative expenses	1,866,864	148,804	—	2,015,668

Operating loss	(2,791,955)	(5,770)	—	(2,797,725)

Investment income
Dividends	—	—	1,036,551	1,036,551
Gain on sales of securities, net	—	—	1,474,539	1,474,539
Mark to market of short positions	—	—	583,679	583,679
Administrative expenses relating to portfolio investments	—	—	(21,246)	(21,246)

Total Investment income, net	—	—	3,073,523	3,073,523

Interest expense, net	—	(257)	(185,533)	(185,790)
Other income	5,330	—	—	5,330

Income (loss) before income taxes	(2,786,625)	(6,027)	2,887,990	95,338
Income tax expense	—	—	—	—

Net income (loss)	$(2,786,625)	$(6,027)	$2,887,990	$95,338

Total assets	$1,168,074	$120,183	$60,019,716	$61,307,973

4)  PROPERTY AND EQUIPMENT

          Property and equipment as at June 30, 2007 and December 31, 2006, consists of:

	June 30, 2007	December 31, 2006

Machinery and equipment	$1,052,786	$975,656
BVA Equipment on trial	697,000	578,000
Land	185,641	—
Buildings	598,423	—
Furniture and fixtures	341,198	338,473
Leasehold improvements	295,530	295,530

Total Cost	$3,170,578	$2,187,659
Accumulated depreciation	(1,527,516)	(1,423,857)

Property and equipment, net	$1,643,062	$763,802

Depreciation expense for the three months ended June 30, 2007 and June 30, 2006 was respectively $ 57,643 and $39,660.

Depreciation expense for the six months ended June 30, 2007 and June 30, 2006 was respectively $110,174 and $74,311.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
(Unaudited)

On January 3, 2007, Daxor closed on the purchase of 3.5 acres of land at 107 and 109 Meco Lane, Oak Ridge, Tennessee that contains two separate 10,000 square foot buildings.  The buildings were constructed in 2004 and each structure is a single story steel frame with metal shell and roof constructed on a concrete slab.  The total purchase price for the land and buildings including closing costs was $784,064.

The build out of the buildings in Oak Ridge commenced in the beginning of July after the Company received the necessary state and local permits and licenses. We are currently on schedule to move to the new buildings in September of 2007.

(5)  LOANS AND MORTGAGE PAYABLE

           LOANS PAYABLE

          At June 30, 2007 and December 31, 2006, the Company has a bank note payable of $1,500,000 which is classified as a current liability. The note is renewable on May 28, 2008 for a period of one year. The note bears interest at approximately 6.75% and is secured by certain marketable securities of the Company.

          The interest expense on this note for the three months ended June 30, 2007 and 2006 was $25,031 and $22,560, respectively. The interest expense on this note for the six months ended June 30, 2007 and 2006 was $50,029 and $42,760 respectively.

          Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $1,761,451 at June 30, 2007 and $ 1,983,161 at December 31, 2006.

           MORTGAGE PAYABLE

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

          The future payments of principal on the mortgage by period end are as follows:

6/30/08	6/30/09	6/30/10	6/30/11	Thereafter

$35,942	38,825	41,835	45,079	$323,865

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

The following summarizes the Company’s Put and Call Options as of June 30, 2007 and December 31, 2006.

Put and Call Options	Selling price	Fair Market value	Unrealized Gain

June 30, 2007	5,053,465	1,753,485	3,299,980
December 31,2006	2,848,667	2,682,545	166,122

(7)  SECURITIES BORROWED AT FAIR VALUE

          At June 30, 2007 and December 31, 2006, the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair value” in the accompanying balance sheets. The cost basis of these positions or proceeds for these short sales were $5,617,211 and $10,166,081 at June 30, 2007 and December 31, 2006 respectively and had respective market values of $5,919,880 and $10,665,722, resulting in mark to market adjustments of ($302,669) and ($499,641) at June 30, 2007 and December 31, 2006.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
(Unaudited)

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

          At June 30, 2007, the Company has approximately $14.0 million in net operating loss available as a carry forward. These losses will expire between the years ending December 31, 2015 and 2026 and give rise to deferred tax assets. However, a valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the history of losses and the variability of operating results.

          While the Company has a deferred tax liability on unrealized portfolio gains, at present it is not management’s intention to liquidate it’s holdings in order to utilize these loss carryovers. Some holdings may be periodically liquidated on an involuntary basis when the Company receives a cash only offer as the result of a merger. If there is an option to receive stock instead of cash, the Company will usually elect to receive stock.

          The deferred tax computations at June 30, 2007 and December 31, 2006, computed at federal statutory rates of 35%, are as follows:

	2007	2006

Deferred tax assets:
Net operating loss carry forwards	$4,901,145	$5,724,139
Valuation allowance	(4,901,145)	(5,724,139)

Total deferred tax assets	$0	$0

Deferred tax liabilities	$16,188,477	$15,281,370

(10)  CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At June 30, 2007, stocks representing 99.14% of the market value of common stocks held by the Company were listed on either the New York Stock Exchange (NYSE) or the American Stock Exchange (AMEX).  The Company maintains its investments in six different brokerage accounts, four at UBS, one at Merrill Lynch and one at JP Morgan Chase. The limits of this insurance which is offered by the Securities Investor Protection Corporation (SIPC) is up to $100,000 for the total amount of cash on deposit and up to $500,000 for the total amount of securities held at Merrill Lynch and JP Morgan Chase. UBS provides supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at June 30, 2007, the fair market value of securities in excess of the SIPC insured limit is $39,185,230 and the cash on deposit in excess of the insured limit is $3,144,576.

For the six months ended June 30, 2007 there were five customers (hospitals) that accounted for 38.50% of the Company’s total consolidated sales.   Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All five of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits.  The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Continued)
(Unaudited)

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

As discussed in our Form 10-K for the year ended December 31, 2006, by a letter dated February 8, 2007, the staff of the Northeast Regional Office of the United States Securities and Exchange Commission advised Dr. Joseph Feldschuh, the President and Chief Executive Officer of Daxor that it is recommending that the Commission bring action against Dr. Feldschuh and Daxor Corporation for violation of Section 7(a) of the Investment Company Act. The company responded to the Securities and Exchange Commission on March 9, 2007.

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

In June of 2007, the Company received a verbal request from the Northeast Regional Office of the United States Securities and Exchange Commission (SEC) for information pertaining to discussions that had taken place at previous meetings with representatives of the SEC in 1984 and 1992. The Company is complying with the request.

As discussed in our Form 10-Q for the quarter ended March 31, 2007, the company cannot determine whether the Commission will decide to bring an enforcement action against either the Company or its Chief Executive Officer, nor can the Company determine the nature or amount of any legal or other regulatory penalties or sanctions that may be imposed.

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

          Research and development costs for the three months ended June 30, 2007 and 2006 were $658,539 and $628,143, respectively.

          Research and development costs for the six months ended June 30, 2007 and 2006 were $1,262,770 and $1,185,651, respectively.

          For the three months ended March 31, 2007, $147,584 of expenses were reclassified from Research and Development Expenses to Selling, general and administrative expenses. This reclassification had no effect on total expenses and was made to adjust categorizations as of January 1, 2007 to allow for more accurate comparisons of financial statement data.

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
June 30, 2007 and 2006 (Continued)
(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

A recent publication of 10 scientific articles detailing the importance of blood volume and blood volume measurement was recently published in the American Journal of the Medical Sciences (AJMS).  AJMS, founded in 1820, is the second oldest medical journal in the United States.  This recent “symposium issue” is the first symposium issue on blood volume in clinical medicine to be published in 20 years.

The symposium issue contains research results related to blood volume measurement from clinical experts from major medical research centers. Six articles, including two original research articles, include or discuss data obtained by researchers utilizing Daxor’s BVA-100 semi-automated Blood Volume Analyzer.

Satish Raj, MD, MSCI, and David Robertson, MD, researchers at the Vanderbilt University School of Medicine in Nashville, TN, edited the symposium. In their introductory editorial, “Blood volume assessment in clinical medicine: the phoenix has arisen,” they state that, “Development of methods for indirect blood volume assessment yielded a productive period of investigation in the mid-20th century. Differences in blood volume were noted in many disease processes. It was difficult for blood volume determinations, however, to make the leap from clinical investigation to clinical practice, owing to the relative difficulty of carrying out the techniques. That difficulty has now receded somewhat with the availability of more convenient methods. This is fueling a resurgence of interest and discovery in this field.

“The blood volume phoenix has clearly arisen. A new intensity of investigation in management of heart failure, syncope, syndromes of orthostatic intolerance, and other conditions is currently emerging. It has been some 20 years since the last symposium on blood volume in clinical medicine appeared. That encouraged us to bring in expertise from a variety of disciplines to summarize where the field of blood volume is at this point.”

The articles related to Daxor’s BVA-100 cover topics such as blood volume measurement technology and the roles a blood volume diagnosis plays in the treatment of heart failure, syncope, and orthostatic intolerance. They include research conducted at Vanderbilt University School of Medicine, Nashville, TN; William Beaumont Hospital of Royal Oak, MI; Yale University Hospital, New Haven, CT; Cleveland Clinic, Cleveland, OH.

Philip Hudson was re-elected to the Board of Directors at the Company’s annual meeting on June 15, 2007. At that time, he resigned from the Board in order to be able to devote more time to personal matters. He is presently serving as an unpaid consultant to the Company and may run for re-election to the Board of Directors at a future date.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 as compared with three months ended June 30, 2006:

Operating Revenues and Expenses

          For the three months ended June 30, 2007, operating revenues increased to $545,318 vs. $389,322 in 2006, an increase of $155,996 or 40.07%. This increase was mainly the result of the sale of three Blood Volume Analyzers during the second quarter of 2007 for a total of $195,000 versus the sale of one Blood Volume Analyzer during the same period in 2006 for a total of $65,000.

          For the three months ended June 30, 2007, revenue from Blood volume kit sales increased by 8.48% vs. the same period in 2006 even though the amount of kits sold was down by 1.67% from 718 to 706. For the three months ended June 30, 2007, the Company provided 110 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 56 during the same period in 2006. Effective February 1, 2007, the Company raised prices by approximately 5% on Blood Volume Kits. This was the first price increase in two years and also helped to increase gross revenue from kit sales.

          The following table provides gross margin information on Equipment Sales & Related Services for the three months ended June 30, 2007 and 2006:

Equipment Sales And Related Serivces	Kit Sales Three Months Ended June 30, 2007	Equipment Sales and Other Three Months Ended June 30, 2007	Total Three Months Ended June 30, 2007	Total Three Months Ended June 30, 2006

Revenue	$220,858	$217,600	$438,458	$287,894
Cost of Goods Sold	81,224	52,476	133,700	199,211
Gross Profit	$139,634	$165,124	$304,758	$88,683
Gross Profit Percentage	63.22%	75.88%	69.51%	30.80%

          During the current quarter, there were also four trial agreements signed for the BVA-100 Blood Volume Analyzer versus four for the same period in 2006. Trial agreements on a clinical basis require the Hospitals to pay for kits that they use while they have the equipment on a trial basis. The only exception are those facilities who are conducting research utilizing the BVA-100 and therefore, the Company has agreed to supply those Volumex doses free of charge (this includes the shipping costs and all disposables associated with the study).

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,445,138 for the three months ended June 30, 2007 versus $ 1,599,806 for the same period in 2006, for a decrease of $154,668 or 9.67%. The major reason for this decrease is that $96,050 of salaries and rent paid by Daxor during the current quarter were allocated to the Cryobanking segment. This allocation was not done in 2006. The allocation is shown as part of selling general and administrative expenses and has no effect on consolidated expenses.

          Research & Development expenses for Equipment Sales and Related Services were $611,554 for the three months ended June 30, 2007 vs. $595,625 for the same period in 2006 which is an increase of $15,929 or 2.67%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states.  In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market.  We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection.  We are also progressing on the next version of the delivery device for the radioactive dose Volumex.  The current version is the “Max-100” which has a patent.  The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the cryobanking segment, which includes both blood banking and semen banking, increased from $101,428 in 2006 to $106,860 in 2006, for an increase of $5,432 or 5.35%.  This was due mainly to an increase of $4,905 in donor semen sales.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $189,416 for the three months ended June 30, 2007 vs. $106,121 for the same period in 2006, for an increase of $83,295 or 78.49%. The reason for this increase is the allocation of $96,050 of salaries and rent paid by the Equipment Sales and Related Services segment applicable to Cryobanking.

Operating Expenses and Cost of Goods Sold

          Daxor’s total expenses from operations and cost of goods sold for the second quarter of 2007 were $1,779,579 versus $1,914,928 in 2006 for a decrease of $135,349 or 7.06%.  This decrease in operating expenses and cost of goods sold is mostly due to a reduction in fees paid to employment agencies of $57,000 and a decrease in the amount paid to independent contractors of $63,497.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the three months ended June 30, 2007 was $519,171 versus $485,729 for the same period in 2006 for an increase of $33,442 or 6.88%.

Investment Gains

Gains on the sale of investments were $1,814,522 for the three months ended June 30, 2007 versus $764,338 for the same period in 2006 for an increase of $1,050,184 or 137.40%.  For the current quarter, the Company had a gain from the marking to the market on short positions of stocks and put and call options of $1,316,034 versus income of $509,092 for the same period in 2006 for an increase of $806,942 or 158.51%. Interest expense net of interest income was $66,644 for the three months ended June 30, 2007 versus $88,809 for the three months ended June 30, 2006 for a decrease of $22,165 or 24.96%.  Administrative expenses relating to portfolio investments were $11,783 in 2007 versus $ 13,086 for the same period in 2006 for a decrease of $1,303 or 9.96%. A detailed description of investment policies and historical records over the past 14 years was included in the recent 10-K filing for year end December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

          At June 30, 2007 the Company had total assets of $80,386,989 with stockholders’ equity of $52,301,644 as compared to total assets of $78,166,312 with stockholders’ equity of $45,637,792 at December 31, 2006. At June 30, 2007, the Company had a net unrealized gain on available for sale securities of $46,252,791 and a deferred tax liability of $16,188,477 for net unrealized capital gains on available-for-sale securities of $30,064,314. At December 31, 2006, the company had a net unrealized gain of $43,661,056 and a deferred tax liability of $15,281,370 for net unrealized capital gains on available-for-sale securities of $28,379,686.  These amounts are included in the calculation of Total Stockholders’ Equity. At June 30, 2007, the Company’s available for sale securities had a fair market value of $70,013,081 with short-term loans payable of $3,261,451 and a receivable due from brokers of $3,444,592. The Company has current liabilities of $27,635,741 which includes the deferred tax liability of $16,188,477 and the short term loans payable of $3,261,451. The deferred tax liability would be due if the Company chose to sell its entire portfolio. The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations.  Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past ten years.  The Company’s portfolio has maintained a net value above historical cost for each of the past 90 consecutive quarters.

          The Company currently has adequate resources for the current level of marketing and research and development expenses for the BVA-100 Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. The Company may not, at the present time, have adequate resources to expand its marketing force to all areas of the country.  The Company is simultaneously expanding its research and development efforts to develop additional instrumentation for renal function testing, specifically glomerular filtration testing. The Company recently explored the potential for raising additional capital but the terms would have been disadvantageous to existing shareholders.  The current primary focus is on the BVA-100 Blood Volume Analyzer with respect to expenditure of resources. The Company anticipates hiring additional regional managers to the existing sales/marketing team. It is the goal of the marketing team to develop an individual sales team for each regional manager. The Company is also expanding its support services personnel.

RESULTS OF OPERATIONS

Six months ended June 30, 2007 as compared with six months ended June 30, 2006:

Operating Revenues and Expenses

          For the six months ended June 30, 2007, operating revenues increased to $1,051,200 vs. $731,468 in 2006, an increase of $319,732 or 43.71%. This increase was mainly the result of the sale of five Blood Volume Analyzers during the first six months of 2007 for a total of $325,500 versus the sale of one Blood Volume Analyzer during the same period in 2006 for a total of $65,000. The increase in sales revenue from Blood Volume Analyzers can be attributed to the increased focus on securing purchase agreements from customers who have clinical trial agreements. The company engages in clinical trial agreements to allow customers to begin utilization of the instrument and to become familiar with the clinical benefit of a measured blood volume prior to the purchase of the instrument.

          For the six months ended June 30, 2007, revenue from Blood volume kit sales increased by 14.55% vs. the same period in 2006 and the amount of kits sold was up by 3.91% from 1,405 to 1,460. For the three months ended June 30, 2007, the Company provided 195 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 121 during the same period in 2006. The major reason for the increase in the number of kits sold is that there were 50 Blood Volume Analyzers placed at June 30, 2007 versus 40 instruments placed at June 30, 2006. Effective February 1, 2007, the Company raised prices by approximately 5% on Blood Volume Kits. This was the first price increase in two years and also helped to increase gross revenue from kit sales.

          The following table provides gross margin information on Equipment Sales & Related Services for the six months ended June 30, 2007 and 2006:

Equipment Sales And Related Serivces	Kit Sales Six Months Ended June 30, 2007	Equipment Sales and Other Six Months Ended June 30, 2007	Total Six Months Ended June 30, 2007	Total Six Months Ended June 30, 2006

Revenue	$457,419	$375,265	$832,684	$500,472
Cost of Goods Sold	175,075	97,685	272,760	308,995
Gross Profit	$282,344	$277,580	$559,924	$191,477
Gross Profit Percentage	61.72%	73.97%	67.24%	38.26%

          During the six months ended June 30, 2007 there were also eight trial agreements signed for the BVA-100 Blood Volume Analyzer versus eight for the same period in 2006. Trial agreements on a clinical basis require the Hospitals to pay for kits that they use while they have the equipment on a trial basis. The only exception are those facilities who are conducting research utilizing the BVA-100 and therefore, the Company has agreed to supply those Volumex doses free of charge (this includes the shipping costs and all disposables associated with the study).

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $2,748,108 for the six months ended June 30, 2007 versus $ 2,983,432 for the same period in 2006, for a decrease of $235,324 or 7.88%. The major reason for this decrease is that $193,336 of salaries and rent paid by Daxor during the current period were allocated to the Cryobanking segment. This allocation was not done in 2006. The allocation is shown as part of selling general and administrative expenses and has no effect on consolidated expenses.

          Research & Development expenses for Equipment Sales and Related Services were $1,159,744 for the six months ended June 30, 2007 vs. $1,116,568 for the same period in 2006 which represents an increase of  $43,176 or 3.87%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states.  In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market.  We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection.  We are also progressing on the next version of the delivery device for the radioactive dose Volumex.  The current version is the “Max-100” which has a patent.  The next version, the “Max-200” will be without a needle and should afford the company ex tended protection with a second patent when it is completed.

          Operating revenues for the cryobanking segment, which includes both blood banking and semen banking, decreased from $230,996 during the six months ended June 30, 2006 to $218,516 for the same period in 2007, for a decrease of $12,480 or 5.40%.  This was due mainly to a decrease of $14,138 in semen storage fees and $3,140 in semen processing fees.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $446,660 for the six months ended June 30, 2007 vs. $217,887 for the same period in 2006, for an increase of $228,773 or 104.99%. The major reason for this increase is the allocation of $193,336 of salaries and rent paid by the Equipment Sales and Related Services segment applicable to Cryobanking.

Operating Expenses

          Daxor’s total expenses from operations for the six months ended June 30, 2007 were $3,194,768 versus $3,201,319 in 2006 for a decrease of $6,551 or 0.02%.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the six months ended June 30, 2007 was $1,230,600 versus $1,036,551 for the same period in 2006 for an increase of $194,049 or 18.72%. This increase is due mostly to a one-time special dividend of $156,200 on one stock in the Company’s portfolio and an increase of $17,628 on money market dividends.

Investment Gains

Gains on the sale of investments were $3,440,952 for the six months ended June 30, 2007 versus $1,474,539 for the same period in 2006 for an increase of $1,966,413 or 133.36%.  For the current period, the Company had a gain from the marking to the market on short positions of stocks and put and call options of $3,330,832 versus income of $583,679 for the same period in 2006 for an increase of $2,747,153 or 470.66%. Interest expense net of interest income was $144,057 for the six months ended June 30, 2007 versus $185,790 in 2006 for the same period in 2006 for a decrease of $41,733 or 22.46%.  Administrative expenses relating to portfolio investments were $23,921 for the six months ended June 30, 2007 versus $ 21,246 for the same period in 2006 for an increase of $2,675 or 12.59%. A detailed description of investment policies and historical records over the past 14 years was included in the recent 10-K filing for the year ended December 31, 2006.

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

The Company adopted SFAS No. 123R - Share-Based Payments, effective January 1, 2006, utilizing the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations. The Company recognized $ 13,703 and $46,481 in total stock-based compensation expense during the six months ended June 30, 2007 and June 30, 2006.

The Company recognized $9,185 and $23,996 in total stock-based compensation expense during the three months ended June 30, 2007 and June 30, 2006.

Total unvested stock-based compensation expense was $26,627 at June 30, 2007 and had a total weighted average remaining term of .68 years. See Footnote #1 for more information on stock-based compensation.

The following is a summary of the accounting policies that the Company has deemed critical for reporting purposes in form 10-Q at June 30, 2007. However, a comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006.

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

          2.          The Company maintains a diversified securities portfolio comprised primarily of electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and may have short positions in common stock up to 10% of the value of the portfolio. The Company’s short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 85% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

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

At June 30, 2007 unrealized gains were $46,672,977 and unrealized losses were ($420,186) on available for sale securities for a ratio of 111 to 1.

Certain utility preferred stocks have call provisions which may enable them to be called away from the company.  The call price, in all instances, is higher than the company’s cost for the stock.  The yields on such preferred stocks may be significantly higher than current available yields.  Such stocks, therefore, could not be replaced with similar yields.  At June 30, 2007, 1.65% of the market value of the company’s available for sale securities is made up of preferred stock.

At June 30, 2007, 97.79% of the market value of the company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

The company’s portfolio value is exposed to fluctuations in the general value of electric utilities.  An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost.  Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility.  The company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 64 separate stocks.

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT JUNE 30, 2007

	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$22,743,226	$68,468,911	$45,725,685
TOTAL PREFERRED STOCK	832,418	1,158,250	325,832

TOTAL EQUITIES	23,575,644	69,627,161	46,051,517

TOTAL BONDS	184,646	385,920	201,274

TOTAL PORTFOLIO	$23,760,290	$70,013,081	$46,252,791

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT JUNE 30, 2006

	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$23,725,503	$57,866,470	$34,140,967
TOTAL PREFERRED STOCK	896,517	1,205,092	308,575

TOTAL EQUITIES	24,622,020	59,071,562	34,449,542

TOTAL BONDS	184,646	188,590	3,944

TOTAL PORTFOLIO,	$24,806,666	$59,260,152	$34,453,486

Summary of Proceeds Received and Market Valuation at 06/30/07
Put and Call Options

Total Proceeds Received on open positions at 01/01/07	Sale of Options from 01/01/07-06/30/07	Expirations and Assignments of Options from 01/01/07-06/30/07	Proceeds Received on open positions at 06/30/07	Market Value at 6/30/07	Unrealized Appreciation (Depreciation) at 06/30/07

$2,846,667	$6,874,390	$4,669,592	$5,053,465	$1,753,485	$3,299,980

Daxor Corporation
Summary of Proceeds Received and Market Valuation at 06/30/06
Put and Call Options

Total Proceeds Received on open positions at 01/01/06	Sale of Options from 01/01/06-06/30/06	Expirations and Assignments of Options from 01/01/06-03/31/06	Proceeds Received on open positions at 06/30/06	Market Value at 6/30/06	Unrealized Appreciation (Depreciation) at 06/30/06

$983,912	$3,187,180	$1,896,931	$2,274,161	$1,479,372	$794,789

Item 4. Controls and Procedures

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

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

DATE: August 9, 2007	By:	/s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D.,
President and Chief Executive Officer

DATE: August 9, 2007	By:	/s/ DAVID FRANKEL

DAVID FRANKEL
Chief Financial Officer