Form 10-Q
period 2007-09-30
DAXOR CORP
filed 2007-11-14
CIK 27367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED SEPTEMBER 30, 2007
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,516,818 OUTSTANDING AT November 9, 2007

COMMON STOCK
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Index to Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2007 (Unaudited) and December 31, 2006 (Audited)	F-1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 – (Unaudited)	F-2-3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 – (Unaudited)	F-4-5

	Notes to Condensed Consolidated Financial Statements – (Unaudited)	F-6-18

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED September 30, 2007	AUDITED December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,696	$2,838,927
Receivable from broker (Money Market Accounts)	7,378,204	—
Available-for-sale securities, at fair market value	67,351,942	66,968,446
Securities sold, not received at fair market value	5,259,745	7,102,763
Accounts receivable, net of allowance for doubtful accounts of $49,163 in 2007 and $34,163 in 2006	185,332	174,109
Inventory	203,283	170,996
Prepaid expenses and other current assets	354,087	115,111

Total Current Assets	80,747,289	77,370,352

PROPERTY AND EQUIPMENT, NET	1,731,607	763,802
OTHER ASSETS	295,795	32,158

Total Assets	$82,774,691	$78,166,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$592,831	$412,967
Loans payable	127,050	3,483,161
Mortgage payable, current portion	36,625	—
Put and call options, at fair market value	8,035,557	2,682,545
Securities borrowed, at fair market value	6,775,375	10,665,722
Deferred revenue	9,916	2,755
Deferred income taxes	14,885,884	15,281,370

Total Current Liabilities	30,463,238	32,528,520

LONG TERM LIABILITIES

Mortgage Payable, less current portion	440,235	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,584,918 and 4,615,326 shares at September 30, 2007 and December 31, 2006, respectively	53,165	53,165
Additional paid in capital	10,573,289	10,381,882
Accumulated other comprehensive income	27,645,213	28,379,687
Retained earnings	20,195,667	12,840,155
Treasury stock, at cost, 731,632 and 701,224 shares of Treasury stock at September 30, 2007 and December 31, 2006, respectively	(6,596,116)	(6,017,097)

Total Stockholders’ Equity	51,871,218	45,637,792

Total Liabilities and Stockholders’ Equity	$82,774,691	$78,166,312

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	September 30, 2007	September 30, 2006

Revenues	$349,547	$420,140
Cost of sales	220,250	140,525

Gross profit	129,297	279,615

OPERATING EXPENSES:

Research and development expenses	636,698	573,817
Selling, general and administrative expenses	1,061,438	949,182

Total Operating Expenses	1,698,136	1,522,999

Operating loss	(1,568,839)	(1,243,384)

Other income (expense):
Investment income, net	3,556,693	402,888
Interest expense, net	(34,976)	(92,957)
Other income	2,725	5,661

Total other income	3,524,442	315,592

Income (Loss) before income taxes	1,955,603	(927,792)
Income tax expense	—	—

Net income (loss)	$1,955,603	$(927,792)

Weighted average number of shares outstanding - basic and diluted	4,578,485	4,623,493

Net income (loss) per common equivalent share - basic and diluted	$0.43	$(0.20)

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE NINE MONTHS ENDED

	September 30, 2007	September 30, 2006

Revenues	$1,400,747	$1,151,608
Cost of sales	516,810	468,399

Gross profit	883,937	683,209

OPERATING EXPENSES:

Research and development expenses	1,899,468	1,759,468
Selling, general and administrative expenses	2,993,436	2,964,850

Total Operating Expenses	4,892,904	4,724,318

Operating loss	(4,008,967)	(4,041,109)

Other income (expense):
Investment income, net	11,535,156	3,476,411
Interest expense, net	(179,033)	(278,747)
Other income	8,356	10,991

Total other income	11,364,479	3,208,655

Income (Loss) before income taxes	7,355,512	(832,454)
Income tax expense	—	—

Net income (loss)	$7,355,512	$(832,454)

Weighted average number of shares outstanding - basic and diluted	4,591,563	4,627,848

Net income (loss) per common equivalent share - basic and diluted	$1.60	$(0.18)

See accompanying notes to unaudited condensed consolidated financial statements

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE NINE MONTHS ENDED

	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,355,512	$(832,454)

Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	161,640	119,741
Provision for doubtful accounts	15,000	(7,137)
Non-cash compensation expense associated with employee stock compensation plans	23,065	67,132
Gain on sale of fixed assets	(151,016)	—
Gains on sale of investments	(9,551,357)	(2,041,145)
Mark to market adjustments on options & short sales	(79,021)	150,331

Changes in operating assets and liabilities
Increase in accounts receivable	(26,223)	(54,000)
Decrease in prepaid expenses & other current assets	8,784	130,459
Increase in inventory	(32,287)	(49,301)
Increase in other assets	(263,637)	—
Increase (Decrease) in accounts payable and accrued liabilities	179,864	(20,486)
Increase (Decrease) in deferred revenue	7,161	(84,795)

Net cash used in operating activities	(2,352,515)	(2,621,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,173,929)	(242,553)
Proceeds from sale of fixed assets	195,500	—
Decrease (Increase) in securities sold, not received at fair market value	1,843,018	(2,405,712)
Decrease (Increase) in securities borrowed, at fair market value	(3,890,347)	3,370,497
Purchases of put and call options	(708,650)	(58,100)
Sales of put and call options	13,305,465	4,699,052
Acquisition of available for sale securities	(16,084,725)	(11,561,803)
Proceeds from sale of available for sale securities	16,957,844	11,829,733

Net cash provided by investing activities	10,444,176	5,631,114

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin payable	26,052,876	16,485,258
Repayment of margin payable	(35,387,191)	(19,337,102)
Repayment of bank loan	(1,400,000)	—
Purchase of treasury stock	(670,597)	(148,545)
Proceeds from sale of treasury stock	12,160
Proceeds from mortgage payable	500,000	—
Repayment of mortgage payable	(23,140)	—

Net cash used in financing activities	(10,915,892)	(3,000,389)

Net increase(decrease) in cash and cash equivalents	(2,824,231)	9,070
Cash and cash equivalents at beginning of period	2,838,927	93,003

Cash and cash equivalents at end of period	$14,696	$102,073

Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter for:
Interest	$190,948	$281,230
Income taxes	$—	$—

During the nine months ended September 30, 2007, the company sold 17,100 shares of treasury stock at $15.20 per share due to the exercise of options held by an employee. The total amount due from the sale of these shares was $259,920 of which $12,160 was collected prior to September 30, 2007 and the remaining $247,760 was collected in October of 2007.

The decrease in prepaid expenses and other current assets was adjusted by $247,760 to reflect the receivable from sale of treasury stock at September 30, 2007.

For the nine months ended September 30, 2007, the change in securities borrowed at fair market value is shown as part of Cash Flows from Investing Activities. The change in this amount for the nine months ended September 30, 2006 has been reclassified to the same category as the nine months ended September 30, 2007 in order to accurately reflect the type of activity that this account represents.

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2006, 2005 and 2004, included in Daxor Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Cash and Cash Equivalents

          Cash and cash equivalents include time deposits and short term investments with original maturities of three months or less. Normally, these short term investments consist of U.S. Treasury Bills. At September 30, 2007 and September 30, 2006 there were no short term investments included as cash equivalents.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
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

Receivable from Broker

The Receivable from Broker represents cash proceeds from sales of securities and dividends. These proceeds are kept in dividend bearing money market accounts.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
(Unaudited)

          2. Investment in speculative issues, including short sales, maximum of 10%.

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

c.

Speculative Short Sales/Short Options. The company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the calls, the option is not exercised, and the company records the proceeds from the sale of the call as income. If the call is exercised, the company will have a short position in the related stock. The company then has the choice of covering the short position or selling a put against it. If the put is exercised, the short position is covered. The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 15% of its accounts, in actual practice the short stock positions usually account for less than 5% of the assets of the company.

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
September 30, 2007 and 2006 (Continued)
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

          Historically, service contracts were recorded by the Company as deferred revenue and were amortized into income in the period in which they were earned. Effective January 1, 2006, the company offers service contracts priced on annual basis which are billed quarterly and revenue is earned in the same calendar quarter that it is billed. There were three hospitals that the Company billed during the quarter ended September 30, 2007 for the entire amount of their annual service contract. As at September 30, 2007 and December 31, 2006, deferred revenue pertaining to the historical service contracts was $9,458 and $0 respectively.

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

          Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company’s condensed consolidated financial statements as of, and for the nine months ended September 30, 2007, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

          SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

          At September 30, 2007, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
(Unaudited)

          At September 30, 2007, there is a total unvested stock-based compensation expense of $ 15,720 and a total weighted average remaining term of .48 years. Total share-based compensation expense recognized in the Statement of Operations aggregated $23,065 for the nine months ended September 30, 2007 and $67,132 for nine months ended September 30, 2006.

          The Company recognized $9,362 and $20,651 in total stock-based compensation expense in the Statement of Operations during the three months ended September 30, 2007 and September 30, 2006.

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

          The following table represents stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Exercise Price	Remaining Contract Life

Outstanding options at beginning of period	96,500	$19.36	2.19Yrs
Granted	9,200	$15.72
Exercised	(17,100)	15.20
Expired	(8,000)	$23.17
Canceled	(10,500)	$19.47

Outstanding options at end of period	70,100	$19.44	2.18Yrs

Outstanding exercisable at end of period	48,400	$21.10	2.09Yrs

On October 1, 2002 the Company granted options to an Officer of the Corporation giving him the right to purchase 20,000 shares of Daxor Common Stock at a price of $15.20. During the quarter ended September 30, 2007, the employee exercised 17,100 options and the remaining 2,900 expired without being exercised.

As part of this exercise of options, the Company sold 17,100 shares of Treasury stock for $15.20 during the quarter ended September 30, 2007 resulting in total proceeds due of $259,920. Of this amount, $ 12,160 was received prior to September 30, 2007 and the remainder was received in October of 2007.

(2) AVAILABLE-FOR-SALE SECURITIES

          Upon adoption of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss) in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities, as of September 30, 2007 and December 31, 2006, of approximately 171.35% and 187.33%, respectively, over its historical cost.

          In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been made net of the tax effect had these gains been realized.

          The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
(Unaudited)

	September 30, 2007

Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$24,636,199	$67,000,972	$43,423,509	$(1,058,736)
Debt	184,646	350,970	166,324	(0)

Total	$24,820,845	$67,351,942	$43,589,833	$(1,058,736)

	December 31, 2006

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$23,122,744	$66,692,556	$43,836,526	$(266,714)
Debt	184,646	275,890	91,244	(0)

Total	$23,307,390	$66,968,446	$43,927,770	$(266,714)

          At September 30, 2007 the securities held by the Company had a market value of $67,351,942 and a cost basis of $24,820,845 resulting in a net unrealized gain of $42,531,097 or 171.35% of cost.

          At December 31, 2006, the securities held by the Company had a market value of $66,968,446 and a cost basis of $23,307,390 resulting in a net unrealized gain of $43,661,056 or 187.33% of cost.

          At September 30, 2007 and December 31, 2006, marketable securities primarily consist of preferred and common stocks of utility companies, and are valued at fair value. Debt securities consist of corporate bonds and notes at September 30, 2007 and these items have a cost of $184,646 and are scheduled to mature at various dates through May 2048.

(3) SEGMENT ANALYSIS

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

          The following table summarizes the results of each segment described above for the three months ended September 30, 2007.

	September 30, 2007

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$246,263	$103,284	$—	$349,547
Cost of sales	210,215	10,035	—	220,250
Research and development expenses	600,201	36,497	—	636,698
Selling, general and administrative expenses	888,897	172,541	—	1,061,438

Operating loss	(1,453,050)	(115,789)	—	(1,568,839)

Investment income, net
Dividends	—	—	711,578	711,578
Gain on sales of securities, net	—	—	6,110,405	6,110,405
Mark to market of short positions	—	—	(3,251,811)	(3,251,811)
Administrative expenses relating to portfolio investments	—	—	(13,479)	(13,479)

Total Investment income, net	—	—	3,556,693	3,556,693

Interest expense, net	(9,111)	—	(25,865)	(34,976)
Other income	2,755	(30)	—	2,725

Income (loss) before income taxes	(1,459,406)	(115,819)	3,530,828	1,955,603
Income tax expense	—	—	—	—

Net income (loss)	$(1,459,406)	$(115,819)	$3,530,828	$1,955,603

Total assets	$2,649,253	$135,548	$79,989,890	$82,774,691

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the three months ended September 30, 2006

	September 30, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$326,310	$93,830	$—	$420,140
Cost of sales	127,147	13,378	—	140,525
Research and development expenses	543,057	30,760	—	573,817
Selling, general and administrative expenses	873,053	76,129	—	949,182

Operating loss	(1,216,947)	(26,437)	—	(1,243,384)

Investment income
Dividends	—	—	580,578	580,578
Gain on sales of securities, net	—	—	566,606	566,606
Mark to market of short positions	—	—	(734,010)	(734,010)
Administrative expenses relating to portfolio investments	—	—	(10,286)	(10,286)

Total Investment income, net	—	—	402,888	402,888

Interest expense, net	—	337	(93,294)	(92,957)
Other income	5,661	—	—	5,661

Income (loss) before income taxes	(1,211,286)	(26,100)	309,594	(927,792)
Income tax expense	—	—	—	—

Net income (loss)	$(1,211,286)	$(26,100)	$309,594	$(927,792)

Total assets	$1,289,096	$122,876	$65,699,760	$67,111,732

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the nine months ended September 30, 2007

	September 30, 2007

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$1,078,947	$321,800	$—	$1,400,747
Cost of sales	482,975	33,835	—	516,810
Research and development expenses	1,759,945	139,523	—	1,899,468
Selling, general and administrative expenses	2,477,261	516,175	—	2,993,436

Operating loss	(3,641,234)	(367,733)	—	(4,008,967)

Investment income
Dividends	—	—	1,942,178	1,942,178
Gain on sales of securities, net	—	—	9,551,357	9,551,357
Mark to market of short positions	—	—	79,021	79,021
Administrative expenses relating to portfolio investments	—	—	(37,400)	(37,400)

Total Investment income, net	—	—	11,535,156	11,535,156

Interest expense, net	(24,320)	—	(154,713)	(179,033)
Other income	8,266	90	—	8,356

Income (loss) before income taxes	(3,657,288)	(367,643)	11,380,443	7,355,512
Income tax expense	—	—	—	—

Net income (loss)	$(3,657,288)	$(367,643)	$11,380,443	$7,355,512

Total assets	$2,649,253	$135,548	$79,989,890	$82,774,691

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the nine months ended September 30, 2006

	September 30, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$826,782	$324,826	$—	$1,151,608
Cost of sales	436,142	32,257	—	468,399
Research and development expenses	1,659,625	99,843	—	1,759,468
Selling, general and administrative expenses	2,739,917	224,933	—	2,964,850

Operating loss	(4,008,902)	(32,207)	—	(4,041,109)

Investment income
Dividends	—	—	1,617,129	1,617,129
Gain on sales of securities, net	—	—	2,041,145	2,041,145
Mark to market of short positions	—	—	(150,331)	(150,331)
Administrative expenses relating to portfolio investments	—	—	(31,532)	(31,532)

Total Investment income, net	—	—	3,476,411	3,476,411

Interest expense, net	—	80	(278,827)	(278,747)
Other income	10,991	—	—	10,991

Income (loss) before income taxes	(3,997,911)	(32,127)	3,197,584	(832,454)
Income tax expense	—	—	—	—

Net income (loss)	$(3,997,911)	$(32,127)	$3,197,584	$(832,454)

Total assets	$1,289,096	$122,876	$65,699,760	$67,111,732

4) PROPERTY AND EQUIPMENT

          Property and equipment as at September 30, 2007 and December 31, 2006, consists of:

	September 30, 2007	December 31, 2006

Machinery and equipment	$1,087,761	$975,656
BVA Equipment on trial	799,000	578,000
Land	185,641	—
Buildings	598,423	—
Furniture and fixtures	350,578	338,473
Leasehold improvements	298,765	295,530

Total Cost	$3,320,168	$2,187,659
Accumulated depreciation and amortization	(1,588,561)	(1,423,857)

Property and equipment, net	$1,731,607	$763,802

Depreciation expense for the three months ended September 30, 2007 and September 30, 2006 was respectively $ 51,466 and $45,430.

Depreciation expense for the nine months ended September 30, 2007 and September 30, 2006 was respectively $161,640 and $119,741.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
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

The build out of the buildings in Oak Ridge commenced in the beginning of July of 2007 after the Company received the necessary state and local permits and licenses and the company moved in to the new buildings during the first week of October 2007.

(5) LOANS AND MORTGAGE PAYABLE

          LOANS PAYABLE

          At September 30, 2007 and December 31, 2006, the Company has a bank note payable of $100,000 and $1,500,000 respectively which is classified as a current liability. The note is renewable on May 28, 2008 for a period of one year. The note bears interest at approximately 6.25% and is secured by certain marketable securities of the Company.

          The interest expense on this note for the three months ended September 30, 2007 and 2006 was $18,249 and $22,808, respectively. The interest expense on this note for the nine months ended September 30, 2007 and 2006 was $68,278 and $65,569 respectively.

          Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $27,050 at September 30, 2007 and $1,983,161 at December 31, 2006.

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

          The future payments of principal on the mortgage by twelve month period end are as follows:

09/30/08	09/30/09	09/30/10	09/30/11	Thereafter

$36,625	39,563	42,630	45,935	$312,107

At September 30, 2007, the remaining principal due on the mortgage for the land and buildings in Oak Ridge, Tennessee is $ 476,860. Of this amount, $36,625 is due before September 30, 2008 and the remaining $440,235 is due after that date.

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

The following summarizes the Company’s Put and Call Options as of September 30, 2007 and December 31, 2006.

Put and Call Options	Selling price	Fair Market value	Unrealized Gain

September 30, 2007	8,263,127	8,035,557	227,570
December 31, 2006	2,848,667	2,682,545	166,122

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
(Unaudited)

(7) SECURITIES BORROWED AT FAIR MARKET VALUE

          At September 30, 2007 and December 31, 2006, the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The cost basis of these positions or proceeds for these short sales were $6,293,306 and $10,166,081 at September 30, 2007 and December 31, 2006 respectively and had respective market values of $6,775,375 and $10,665,722, resulting in mark to market adjustments of ($482,069) and ($499,641) at September 30, 2007 and December 31, 2006.

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

          At September 30, 2007, the Company has approximately $8.8 million in net operating loss available as a carry forward. These losses will expire between the years ending December 31, 2015 and 2026 and give rise to deferred tax assets. However, a valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the history of losses and the variability of operating results.

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

          The deferred tax computations at September 30, 2007 and December 31, 2006, computed at federal statutory rates of 35%, are as follows:

	2007	2006

Deferred tax assets:
Net operating loss carry forwards	$3,089,781	$5,724,139
Valuation allowance	(3,089,781)	(5,724,139)

Total deferred tax assets	$0	$0

Deferred tax liabilities	$14,885,884	$15,281,370

(10) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At September 30, 2007, stocks representing 98.11% of the market value of common stocks held by the Company were listed on either the New York Stock Exchange (NYSE) or the American Stock Exchange (AMEX). The Company maintains its investments in six different brokerage accounts, four at UBS, one at Merrill Lynch and one at JP Morgan Chase. The limits of this insurance which is offered by the Securities Investor Protection Corporation (SIPC) is up to $100,000 for the total amount of cash on deposit and up to $500,000 for the total amount of securities held at Merrill Lynch and JP Morgan Chase. UBS provides supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
(Unaudited)

Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at September 30, 2007, the fair market value of securities in excess of the SIPC insured limit is $36,376,747 and the cash on deposit in excess of the insured limit is $6,978,204.

For the nine months ended September 30, 2007 there were seven customers (hospitals) that accounted for 47.42% of the Company’s total consolidated sales. Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All seven of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

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

In June of 2007, the Company received a verbal request from the Northeast Regional Office of the United States Securities and Exchange Commission (SEC) for information pertaining to discussions that had taken place at previous meetings with representatives of the SEC in 1984 and 1992. The Company has complied with this request.

As discussed in our Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, the company cannot determine whether the Commission will decide to bring an enforcement action against either the Company or its Chief Executive Officer, nor can the Company determine the nature or amount of any legal or other regulatory penalties or sanctions that may be imposed.

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

          Research and development costs for the three months ended September 30, 2007 and 2006 were $636,698 and $573,817, respectively.

          Research and development costs for the nine months ended September 30, 2007 and 2006 were $1,899,468 and $1,759,468, respectively.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Continued)
(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RECENT DEVELOPMENTS

          The Centers for Medicare and Medicaid Services (CMS) recently announced implementation of a significant policy change affecting the reimbursement for all diagnostic radiopharmaceutical products and contrast agents which will be effective as of January 1, 2008. Diagnostic radiopharmaceuticals such as Daxor’s Volumex will not be separately reimbursable by Medicare for outpatient services. At this time, it is unclear if this policy change will also be implemented by private third party health insurance companies or non-hospital providers.

          The current reimbursement for hospital outpatients includes payment for both the cost of the procedure to perform a blood volume analysis (BVA) and the radiopharmaceutical (Daxor’s Volumex radiopharmaceutical). CMS’s new policy which is currently set to become effective as of January 1, 2008 will only include the reimbursement for the procedure and would require the hospital to absorb the cost of the radiopharmaceutical. There will be an upward adjustment for the procedure code to include some of the costs of the radiopharmaceutical. However, this upward adjustment may not entirely cover the costs associated with the procedure and the radiopharmaceutical.

          Many medical societies and major manufacturers of radiopharmaceuticals and contrast agents are currently engaged in an aggressive attempt to reverse this ruling. The Company has had similar issues in the past that have negatively impaired revenue from operations. This particular issue may have a similar impact. However, at the present time, the Company is unable to quantify what the effect of this ruling will be on revenue from operations for the year ending December 31, 2008.

          The Company made an agreement effective September 1, 2007 with an officer and Vice President of Sales and Marketing of the Corporation.

          Under the terms of this agreement, Daxor will provide employment to this individual for no less than five years. This five year term began on September 1, 2007. The minimum annual salary for the term of this agreement is $145,000 per year. The payment of the salary and any additional yearly increases shall occur as is the current practice, policy and procedure for Daxor salaried employees. The employee is guaranteed a minimum annual bonus of $25,000.

          The employee was granted 20,000 options to purchase Daxor Corporation Stock at an exercise price of $17.32 per share. In accordance with the 2004 Stock Option plan, these options were granted at 110% of the closing price on the date of the grant which was October 1, 2007. The options vest on October 1, 2008.

          Daxor is paying a monthly rental subsidy of $4,000 from September 1, 2007 through August 31, 2008. This monthly subusidy decreases to $3,500 from September 1, 2008 through August 31, 2009.

          The Company will provide a mortgage loan of $300,000 to enable the employee to purchase a home within reasonable commuting distance of Daxor Company Headquarters in New York City. The mortgage will be at a yearly rate of two percent and will be payable over 30 years.

          Daxor will pay the employee one year of annual compensation including salary, incentive compensation, medical benefits, relocation rental expense, loan benefit and stock options in the event of termination due to any adverse change in employment excluding termination due to cause and termination by employee.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 as compared with three months ended September 30, 2006:

Operating Revenues and Expenses

          For the three months ended September 30, 2007, operating revenues decreased to $349,547 vs. $420,140 in 2006, a decrease of $70,593 or 16.80%. This decrease was mainly the result of no Blood Volume Analyzers being sold during the third quarter of 2007 versus the sale of one Blood Volume Analyzer during the same period in 2006 for a total of $65,000.

          For the three months ended September 30, 2007, revenue from Blood volume kit sales decreased by 1.00% vs. the same period in 2006 even though the amount of kits sold was down by 17.35% from 775 to 644. For the three months ended September 30, 2007, the Company provided 100 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 44 during the same period in 2006. Effective February 1, 2007, the Company raised prices by approximately 5% on Blood Volume Kits. This was the first price increase in two years and helped to reduce the impact of fewer kits being sold on gross revenue from kit sales.

          The following table provides gross margin information on Equipment Sales & Related Services for the three months ended September 30, 2007 and 2006:

Equipment Sales And Related Serivces	Kit Sales Three Months Ended September 30, 2007	Equipment Sales and Other Three Months Ended September 30, 2007	Total Three Months Ended September 30, 2007	Total Three Months Ended September 30, 2006

Revenue	$223,274	$22,989	$246,263	$326,310
Cost of Goods Sold	156,230	53,985	210,215	127,147
Gross Profit (Loss)	$67,044	$(30,996)	$36,048	$199,163
Gross Profit (Loss) Percentage	30.00%	(134.83%)	14.63%	61.03%

          There were no Blood Volume Analyzers sold during the three months ended September 30, 2007. Even though there were no sales of instruments during the quarter, costs associated with production were still incurred. The revenue of $22,989 for Equipment Sales and Other consists almost entirely of shipping charges and service contract revenue.

          During the current quarter, there were also three trial agreements signed for the BVA-100 Blood Volume Analyzer versus three for the same period in 2006. Trial agreements on a clinical basis require the Hospitals to pay for kits that they use while they have the equipment on a trial basis. The only exception are those facilities who are conducting research utilizing the BVA-100 and therefore, the Company has agreed to supply those Volumex doses free of charge (this includes the shipping costs and all disposables associated with the study).

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,489,098 for the three months ended September 30, 2007 versus $ 1,416,110 for the same period in 2006, for an increase of $72,988 or 5.15%. The main reason for this increase was an additional $49,741 in payroll and related expenses for the three months ended September 30, 2007.

          Research & Development expenses for Equipment Sales and Related Services were $600,201 for the three months ended September 30, 2007 vs. $543,057 for the same period in 2006 which is an increase of $57,144 or 10.52%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the cryobanking segment, which includes both blood banking and semen banking, increased from $93,830 in 2006 to $103,284 in 2007, for an increase of $9,454 or 10.07%. The main reasons for this was increases in semen processing revenues of $4,260 and lab testing revenues of $2,432.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $209,038 for the three months ended September 30, 2007 vs. $106,889 for the same period in 2006, for an increase of $102,149 or 95.56%. The main reason for this increase is the allocation of $81,008 of salaries and rent paid by the Equipment Sales and Related Services segment applicable to Cryobanking.

Operating Expenses and Cost of Goods Sold

          Daxor’s total expenses from operations and cost of goods sold for the third quarter of 2007 were $1,918,386 versus $1,663,524 in 2006 for an increase of $254,862 or 15.32%. This increase in operating expenses and cost of goods sold is mostly due to increases in payroll and related expenses of $80,196 and cost of goods sold of $79,413.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the three months ended September 30, 2007 was $711,578 versus $580,578 for the same period in 2006 for an increase of $131,000 or 22.56%.

Investment Gains

Gains on the sale of investments were $6,110,405 for the three months ended September 30, 2007 versus $566,606 for the same period in 2006 for an increase of $5,543,799 or 978.42%. For the current quarter, the Company had a loss from the marking to the market on short positions of stocks and put and call options of $3,251,811 versus a loss of $734,010 for the same period in 2006 for an increase of $2,517,801 or 343.01%. Interest expense net of interest income was $25,865 for the three months ended September 30, 2007 versus $93,294 for the three months ended September 30, 2006 for a decrease of $67,429 or 72.27%. Administrative expenses relating to portfolio investments were $13,479 in 2007 versus $ 10,286 for the same period in 2006 for an increase of $3,193 or 31.04%. A detailed description of investment policies and historical records over the past 14 years was included in the recent 10-K filing for year end December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

          At September 30, 2007 the Company had total assets of $82,774,691 with stockholders’ equity of $51,871,218 as compared to total assets of $78,166,312 with stockholders’ equity of $45,637,792 at December 31, 2006. At September 30, 2007, the Company had a net unrealized gain on available for sale securities of $42,531,097 and a deferred tax liability of $14,885,884 for net unrealized capital gains on available-for-sale securities of $27,645,213. At December 31, 2006, the company had a net unrealized gain of $43,661,056 and a deferred tax liability of $15,281,370 for net unrealized capital gains on available-for-sale securities of $28,379,686. These amounts are included in the calculation of Total Stockholders’ Equity. At September 30, 2007, the Company’s available for sale securities had a fair market value of $67,351,942 with short-term loans payable of $127,050 and a receivable due from brokers of $7,378,204. The Company has current liabilities of $30,463,238 which includes the deferred tax liability of $14,885,884 and the short term loans payable of $127,050. The deferred tax liability would be due if the Company chose to sell its entire portfolio. The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past ten years. The Company’s portfolio has maintained a net value above historical cost for each of the past 91 consecutive quarters.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2007 as compared with nine months ended September 30, 2006:

Operating Revenues and Expenses

          For the nine months ended September 30, 2007, operating revenues increased to $1,400,747 vs. $1,151,608 for the same period in 2006, an increase of $249,139 or 21.63%. This increase was mainly the result of the sale of five Blood Volume Analyzers during the first nine months of 2007 for a total of $325,500 versus the sale of two Blood Volume Analyzer during the same period in 2006 for a total of $130,000. The increase in sales revenue from Blood Volume Analyzers can be attributed to the increased focus on securing purchase agreements from customers who have clinical trial agreements. The company engages in clinical trial agreements to allow customers to begin utilization of the instrument and to become familiar with the clinical benefit of a measured blood volume prior to the purchase of the instrument.

          For the nine months ended September 30, 2007, revenue from Blood volume kit sales increased by 8.96% vs. the same period in 2006 and the amount of kits sold decreased by 2.55% from 2,154 to 2,099. For the nine months ended September 30, 2007, the Company provided 298 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 166 during the same period in 2006. There were 55 Blood Volume Analyzers placed at September 30, 2007 versus 44 instruments placed at September 30, 2006. Effective February 1, 2007, the Company raised prices by approximately 5% on Blood Volume Kits. This was the first price increase in two years and also helped to increase gross revenue from kit sales.

          The following table provides gross margin information on Equipment Sales & Related Services for the nine months ended September 30, 2007 and 2006:

Equipment Sales And Related Serivces	Kit Sales Nine Months Ended September 30, 2007	Equipment Sales and Other Nine Months Ended September 30, 2007	Total Nine Months Ended September 30, 2007	Total Nine Months Ended September 30, 2006

Revenue	$680,693	$398,254	$1,078,947	$826,782
Cost of Goods Sold	331,306	151,669	482,975	436,142
Gross Profit	$349,387	$246,585	$595,972	$390,640
Gross Profit Percentage	51.32%	61.91%	55.24%	47.25%

          During the nine months ended September 30, 2007 there were also eleven trial agreements signed for the BVA-100 Blood Volume Analyzer versus eleven for the same period in 2006. Trial agreements on a clinical basis require the Hospitals to pay for kits that they use while they have the equipment on a trial basis. The only exception are those facilities who are conducting research utilizing the BVA-100 and therefore, the Company has agreed to supply those Volumex doses free of charge (this includes the shipping costs and all disposables associated with the study).

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $4,237,206 for the nine months ended September 30, 2007 versus $ 4,399,542 for the same period in 2006, for a decrease of $162,336 or 3.69%. The major reason for this decrease is that $274,344 of salaries and rent paid by Daxor during the current period were allocated to the Cryobanking segment. This allocation was not done in 2006. The allocation is shown as part of selling general and administrative expenses and has no effect on consolidated expenses.

          Research & Development expenses for Equipment Sales and Related Services were $1,759,945 for the nine months ended September 30, 2007 vs. $1,659,625 for the same period in 2006 which represents an increase of $100,320 or 6.04%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company ex tended protection with a second patent when it is completed.

          Operating revenues for the cryobanking segment, which includes both blood banking and semen banking, decreased from $324,826 during the nine months ended September 30, 2006 to $321,800 for the same period in 2007, for a decrease of $3,026 or 0.93%. This was due mainly to a decrease of $15,594 in semen storage fees.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $655,698 for the nine months ended September 30, 2007 vs. $324,776 for the same period in 2006, for an increase of $330,922 or 101.89%. The major reason for this increase is the allocation of $274,344 of salaries and rent paid by the Equipment Sales and Related Services segment applicable to Cryobanking.

Operating Expenses

          Daxor’s total expenses from operations not including cost of goods sold for the nine months ended September 30, 2007 were $4,892,904 versus $4,724,318 in 2006 for an increase of $168,586 or 3.56%. The major reason for this increase was an additional $104,769 of payroll and related expenses for the nine months ended September 30, 2007 versus the same period in 2006.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the nine months ended September 30, 2007 was $1,942,178 versus $1,617,129 for the same period in 2006 for an increase of $325,049 or 20.10%. This increase is due mostly to a one-time special dividend of $156,200 on one stock in the Company’s portfolio and an increase of $52,742 in money market dividends.

Investment Gains

Gains on the sale of investments were $9,551,357 for the nine months ended September 30, 2007 versus $2,041,145 for the same period in 2006 for an increase of $7,510,212 or 367.94%. For the current period, the Company had a gain from the marking to the market on short positions of stocks and put and call options of $79,021 versus a loss of $150,331 for the same period in 2006 for an increase of $229,352 or 152.65%. Interest expense net of interest income was $154,713 for the nine months ended September 30, 2007 versus $278,827 in 2006 for the same period in 2006 for a decrease of $124,114 or 44.51%. Administrative expenses relating to portfolio investments were $37,400 for the nine months ended September 30, 2007 versus $ 31,532 for the same period in 2006 for an increase of $5,868 or 18.61%. A detailed description of investment policies and historical records over the past 14 years was included in the recent 10-K filing for the year ended December 31, 2006.

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

The Company adopted SFAS No. 123R - Share-Based Payments, effective January 1, 2006, utilizing the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations. The Company recognized $ 23,065 and $67,132 in total stock-based compensation expense during the nine months ended September 30, 2007 and September 30, 2006.

The Company recognized $9,362 and $20,651 in total stock-based compensation expense during the three months ended September 30, 2007 and September 30, 2006.

Total unvested stock-based compensation expense was $15,720 at September 30, 2007 and had a total weighted average remaining term of .48 years. See Footnote #1 for more information on stock-based compensation.

The following is a summary of the accounting policies that the Company has deemed critical for reporting purposes in Form 10-Q at September 30, 2007. However, a comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006.

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

c.

Speculative Short Sales/Short Options. The company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the call, the option is not exercised and the company records the proceeds from the sale of the call as income. If the call is exercised, the company will have a short position in the related stock. The company then has the choice of covering the short position, or selling a put against it. If the put is exercised, then the short position is covered. The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 15% of its accounts, in actual practice the short stock positions usually account for less than 5% of the assets of the company.

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

The company will, at times, sell naked or uncovered calls, as well as, engage in short sales as part of a strategy to mitigate risk. Such short sales are usually less than 15% of the company’s portfolio value.

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

At September 30, 2007 unrealized gains were $43,589,833 and unrealized losses were ($1,058,736) on available for sale securities for a ratio of 41 to 1.

Certain utility preferred stocks have call provisions which may enable them to be called away from the company. The call price, in all instances, is higher than the company’s cost for the stock. The yields on such preferred stocks may be significantly higher than current available yields. Such stocks, therefore, could not be replaced with similar yields. At September 30, 2007, 1.75% of the market value of the company’s available for sale securities is made up of preferred stock.

At September 30, 2007, 97.73% of the market value of the company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

The company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 60 separate stocks. As of September 30, 2007, there are four holdings of common stock which comprise 42.25% of the total market value of the available for sale investments.

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT SEPTEMBER 30, 2007

	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$23,820,181	$65,822,207	$42,002,026
TOTAL PREFERRED STOCK	816,018	1,178,765	362,747

TOTAL EQUITIES	24,636,199	67,000,972	42,364,773

TOTAL BONDS	184,646	350,970	166,324

TOTAL PORTFOLIO	$24,820,845	$67,351,942	$42,531,097

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT SEPTEMBER 30, 2006

	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$23,184,551	$60,880,715	$37,696,164
TOTAL PREFERRED STOCK	890,168	1,193,647	303,479

TOTAL EQUITIES	24,074,719	62,074,362	37,999,643

TOTAL BONDS	184,646	200,750	16,104

TOTAL PORTFOLIO,	$24,259,365	$62,275,112	$38,015,747

Summary of Proceeds Received and Market Valuation at 09/30/07
Put and Call Options

Total Proceeds Received on open positions at 01/01/07	Sale of Options from 01/01/07-09/30/07	Expirations and Assignments of Options from 01/01/07-09/30/07	Proceeds Received on open positions at 09/30/07	Market Value at 9/30/07	Unrealized Appreciation (Depreciation) at 09/30/07

$2,848,667	$13,305,465	$7,891,005	$8,263,127	$8,053,557	$227,570

Daxor Corporation
Summary of Proceeds Received and Market Valuation at 09/30/06
Put and Call Options

Total Proceeds Received on open positions at 01/01/06	Sale of Options from 01/01/06-09/30/06	Expirations and Assignments of Options from 01/01/06-09/31/06	Proceeds Received on open positions at 09/30/06	Market Value at 9/30/06	Unrealized Appreciation (Depreciation) at 09/30/06

$983,912	$4,699,052	$3,116,291	$2,566,673	$2,400,768	$165,905

Item 4. Controls and Procedures

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 1A. Risk Factors

          There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 2, 2007. A change in Medicare and Medicaid reimbursement rates was recently announced. This change will be effective as of January 1, 2008 and at this time the Company is unable to quantify the effect this change will have on operating revenue. This change is discussed in greater detail in the Recent Developments section of this 10-Q.

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

DATE: November 13, 2007	By:	/s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D.,
President and Chief Executive Officer

DATE: November 13, 2007	By:	/s/ DAVID FRANKEL

DAVID FRANKEL
Chief Financial Officer