Form 10-K
period 2007-12-31
DAXOR CORP
filed 2008-03-31
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES Exchange Act of 1934

For the fiscal year ended: December 31, 2007
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

☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter was $22,778,757. As of February 29, 2008 there were 4,413,118 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

Daxor Corporation is a medical device manufacturing company with additional biotechnology services. Daxor was originally founded in 1970 for cryobanking services and continues these services through its wholly owned subsidiary, Scientific Medical Systems. For the past 14 years, the Company’s major focus has been on the development of the BVA-100® Blood Volume Analyzer, an instrument that rapidly and accurately measures human blood volume. The instrument is used in conjunction with Volumex®, a single use radiopharmaceutical diagnostic injection and collection kit. The Company also performs cryobanking of blood through Scientific Medical Systems and of semen through Idant, a subdivision of Scientific Medical Systems. The Company maintains websites at www.daxor.com and www.idant.com that describes its operations.

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

History and Development of the BVA-100

Blood volume measurement has been available for more than 60 years, although previous methods required as much as four to eight hours of technician time with variable degrees of accuracy. Measurement of blood volume is achieved by infusing a radioisotope indicator, or tracer, into a patient’s vein and then collecting timed blood samples after the tracer has distributed evenly throughout the circulatory system. The volume of blood in a patient is inversely proportional to the dilution of the tracer. The measurement, while relatively simple in principle, has been difficult to perform accurately and rapidly because of the high degree of precision required in each step. Standard techniques require a technician to prepare an exact matching set of standards, precisely and completely injecting the tracer, collecting five timed blood samples, and then preparing the samples in precise quantities for measurement. Due to the time required, certain technical shortcuts were often used that reduced the accuracy of the measurement. Therefore, the complexity and length required for achieving an accurate blood volume result, prior to the introduction of Daxor’s BVA-100 Blood Volume Analyzer, reduced the use of blood volume measurements to be performed in only a small minority of hospitals in the United States.

Another technique used for blood volume measurement, particularly the red cell volume part of the blood volume, involves taking a sample of the patient’s blood and incubating it with CR51, a radioisotope. This blood then undergoes a series of complex steps which involves removal of the excess chromium isotope and carefully measuring the amount of radioisotope which has attached itself to the patient’s red cells. The patient’s chromated red blood cells are then re-transfused into the patient. This test has been particularly used by nuclear medicine departments for evaluation of the red cell volume in a condition called polycythemia. Polycythemia is a condition in which the patient may have too much blood which can predispose to thrombosis and other complications. One of the problems with this test is that it requires re-transfusion of a patient’s blood and has the potential for erroneous transfusion of another patient’s blood. This complication has occurred. Daxor’s BVA-100 Blood Volume Analyzer system, which includes a prepared dose with a matched standard, eliminates the need to re-transfuse patient blood. Historically, however, it was thought that the chromated red blood cell method was a more accurate method to determine a patient’s red blood cell volume. A recent publication in the American Journal of Medical Sciences (Am J Med Sci 2007;334(1):37-40) compared the Chromium 51 method to Daxor’s method and found the two studies to be equivalent, with significant time and ease of use benefits with Daxor’s Blood Volume Analyzer BVA-100.

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

An additional problem with respect to blood volume measurement is the difficulty of calculating an accurate normal blood volume for a specific individual. Daxor’s Chief Scientific Officer, Dr. Joseph Feldschuh, and Dr. Yale Enson from Columbia University College of Physicians and Surgeons, published their research studies in Circulation in October 1977 and the American Journal of Medical Sciences in June 2007 which showed that normal blood volume has varied in relation to the degree of deviation from ideal weight. The work was performed in the laboratory of Nobel Prize Winner Dr. Andre Cournand. A leaner individual has a higher blood volume percentage of body weight as compared to an obese individual. The computations for an individual’s normal expected blood volume were complex and time consuming, and frequently simpler norms incorporating body weight or body surface area were used. These norms, however, are known to have systematic errors for individuals who are lean, obese, short, or tall. The combination of difficult time consuming, sometimes inaccurate techniques for measuring blood volume, in combination with inaccurate norms for a specific individual, presented a formidable barrier to the implementation of blood volume measurement for routine clinical use. It was widely understood by a significant number of physicians that an accurate measurement of blood volume could provide important essential information in the management of critically ill patients.

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

The Company initially obtained marketing clearance from the FDA for the BVA-100 Blood Volume Analyzer in 1997, and for its Volumex specialized single use injection kit in 1998. The Company manufactures its own injection kit components and specialized collection kit, and injection kit filling is performed by an FDA licensed radiopharmaceutical manufacturer. The Company can provide customized collection kits for customers with special needs. The Company has received United States, European Common Market, and Japanese patents for its Blood Volume Analyzer. In January, 2007, the Company purchased two 10,000 square foot buildings in Oak Ridge, Tenessee to expand its research, development, and manufacturing capabilities.

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

Scientific Studies Utilizing the BVA-100

Since 2002, a number of studies have been published utilizing data obtained from the BVA-100, one of which was cited in the American College of Cardiology/American Heart Association treatment guidelines for heart failure. Several clinical studies are ongoing or are in the final approval phase which investigate the clinical application of blood volume measurements in critical care, heart failure, hypertension and pre and post-surgical applications. A recent symposium issue from Vanderbilt University was published in the American Journal of Medical Sciences in June 2007 featuring articles from varied institutions representing the areas in which blood volume measurement have already achieved some measure of acceptance and utilization and in which expanded utilization is likely.

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

Dr. Mihae Yu and colleagues at The Queen’s Medical Center in Honolulu, Hawaii, have been studying the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how results have influenced treatment decisions. In their most recent results, including 86 data points from 40 patients, blood volume measurement results led to a change in treatment plan 36% of the time. Among patients who received a pulmonary artery catheter (PAC) for hemodynamic measurements, treatment was changed 20% of the time. Among patients who did not receive PAC measurement, treatment was changed 45% of the time. Dr. Yu and her colleagues have presented their findings at the Society of Critical Care 2006 and 2007 annual meetings and their studies were featured in the November 2005 issue of Anesthesiology News and the January 2008 Hawaii Medical Journal. These studies are preliminary studies that are currently being followed up by additional studies evaluating how incorporating blood volume measurement into critical care treatment affects outcomes. However, these initial studies showed little to no correlation between blood volume and various pressure measurements that are typically used in the critical care unit. However, by utilizing the BVA-100 data, altered treatment occurred 21% of the time, with a demonstrated favorable clinical response in 83% of the patients.

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

At the annual meeting of the Society of Critical Care Medicine in February, a study entitled “Does Hematocrit Reflect Red Cell Volume when Adjusted for Plasma Volume” was presented. This study involved 370 patients who had a total of 689 separate blood volume measurements in the intensive care units at The Queen’s Medical Center in Honolulu, Hawaii. Senior authors of the study were Dr. Kurt Edwards and Mihae Yu, et al, from the University of Hawaii. This is the largest series in medical history where hematocrits were compared to direct blood volume measurement.

The study compared the hematocrit, which is the proportion of a volume of a blood sample that is red blood cells, to the result obtained when actually measuring the volume of blood in a patient. The hematocrit is the standard test used to estimate the quantity of blood in a person and is used in hundreds of thousands of clinical decisions annually with respect to whether or not to transfuse a patient. Patients in the study were critically ill, 36% had severe sepsis and/or shock; 31.2% were trauma patients; 10% were congestive heart failure patients, and 14% were acute kidney failure patients. 28 (5% of the cases,) patients had lost more than 40% of their red blood cells and still had a hematocrit of 30 or better, indicating no need for transfusions. Under usual circumstances they would have been denied a transfusion. In 12 (2% of the patients) there was a red cell deficit of less than 10% with a hematocrit less than 30. These were patients who clearly did not need transfusions yet, under the usual circumstances, would have been transfused. The authors concluded that direct measurement of blood volume provides a more specific guide to red cell transfusion than the hematocrit test which does not measure volume directly. Patients may be denied transfusions that would benefit from transfusions, and some patients who do not need a transfusion may be transfused.

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

Since March 2000, the Syncope Section in the Cardiovascular Department of the Cleveland Clinic has been utilizing the BVA-100® for help in diagnosing over 2000 syncope patients. These patients have presented with a wide range of blood volume derangements, including moderate to severe hypovolemia that would not have been diagnosed without blood volume measurement. Results from blood volume measurement and tilt table testing (a standard test in syncope diagnosis ) were published in June of 2007 in the American Journal of Medical Sciences by Dr. Fetnat Fouad-Tarazi, Head of the Hemodynamic and Neuroregulation Lab. Dr. Fouad-Tarazi’s study demonstrated that blood volume derangements are a frequent finding in syncope patients and that blood volume measurements should be incorporated in the diagnostic work-up of a syncope patient to guide therapy.

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

Dr. SJ Alrawi and colleagues from the Lutheran Medical Center (New York) published an article in the November 2002 Saudi Medical Journal comparing the BVA-100 with pulmonary artery catheterization. In this study, patients in the critical care unit received pulmonary artery catheterization as well as blood volume measurement with the BVA-100, and results were compared. There was some correlation between blood volume and cardiac output, but otherwise measurements using the pulmonary artery catheter and blood volume results were not related to each other. This indicates that, in addition to being invasive, pulmonary artery catheterization does not provide an accurate estimate of blood volume. Direct blood volume measurement is less invasive and more accurate

Dr. Howard Dworkin and colleagues from William Beaumont Hospital compared blood volume measurement with the BVA-100 to the previous gold standard blood volume measurement method, which consists of simultaneous radioisotopic measurement of red cell and plasma volume. They found that results correlated very closely with each other, but measurement with the BVA-100 took 90 minutes as opposed to 3.5 hours required for the standard method. These findings support the reliability and improved feasibility of the BVA-100 for clinical use. Results from this study were published in the June 2007 American Journal of Medical Sciences. Dr. Dworkin’s paper demonstrated that preliminary blood volume results could be obtained in under 45 minutes

Other Medical Conditions for Blood Volume Measurement Utilizing the BVA-100

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

African-Americans are disproportionately at risk for hypertension and have been reported to have significantly higher rates of kidney failure as a complication of hypertension. While no studies have yet to be published on the use of the BVA-100 in hypertension, the Company is currently engaged in negotiating with leading medical institutions to conduct such studies. Currently, several medical facilities have been using the BVA-100 on a clinical basis in the diagnosis and treatment of hypertension. The Mayo Clinic, which purchased the BVA-100 in 2003, has reported that blood volume measurement can be helpful in defining therapy.

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

The Company had extensive discussions about incorporating blood volume measurement into blood substitute studies with the Hemosol Corporation, and one of the medical directors had indicated a willingness to use a Blood Volume Analyzer. However, the company developed a financial crisis and was unable to continue their studies. The company has discontinued almost all its operations. At the present, only Northfield Laboratories appears to be actively engaged in testing a blood substitute. Northfield recently had increased incidence of death and complications in patients receiving their blood substitute. The Company believes that one of the reasons these negative results occur is because treating physicians do not have an accurate assessment of the amount of blood the patient has lost or an accurate assessment of the amount of blood the patient has after the blood substitute is no longer effective. The Company has contacted an FDA official about the potential benefits of incorporating blood volume measurement into future protocols to more accurately assess any potential benefits from blood substitutes, as well as their inherent risks.

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

The Company has recently received a trademark for a proposed program of Quality Assured Blood (QAB). This concept is similar to existing safety protocols used to ensure the safety of frozen donor semen (see Idant Semen Banking page 12) and is only possible because of the unique advantages of frozen blood storage. Infectious diseases such as HIV and Hepatitis have a “window period” of 3-6 months during which a donor may be infected but has not yet produced the antibodies that are required for the diseases to be detected. With Quality Assured Blood, a donor can be tested, donate blood to be frozen, and then be retested after six months of the donation. This blood can then be used as donor blood with markedly reduced risk of infectious disease transmission. These types of safety procedures are standard with frozen donor semen, which is much less infectious than blood. In contrast, standard donor blood is tested only once, refrigerated, and used within weeks of collection.

The Company has also trademarked its Blood Optimization Program® (BOP) for maximizing blood safety during surgery. The BOP uses a combination of blood volume measurement, pre-surgical treatment of blood volume deficits, and frozen autologous blood transfusion. The Company has applied for and received trademark protection for the BOP name and filed in February of 2007 for a methods patent for the Blood Optimization Concept.

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

In 2006, we released version 5.3 of WINBVA. This software release included enhanced capabilities for quality assurance, allowing the end users to have increased flexibility should they fail daily quality control. In the previous release of the software, if a customer failed daily quality control, they would need to correct the problem and then re-run the 40 minute test. The updated version allows the user to correct the issue, and then re-run the subset of quality control, thus decreasing the length of time to achieve the required full “Pass” of daily quality control, which is needed in order to run patient samples. In addition to the changes to quality control, there were numerous coding changes that occurred in this version of the software. Most of these changes are invisible to the end user; however, they either correct small coding errors from previous versions or enhance speed and performance of the internal software.

Although blood volume measurement has been available for over 50 years, the test was rarely performed because of cumbersome requirements that made the procedure difficult. When Daxor Corporation developed the first semi-automated system ever approved by the FDA, it encountered a generation of physicians who had little or no direct experience with blood volume measurements, with the exception of hematologists who used the test for a single condition, polycythemia vera (elevated red cell volume) and preferred to use another method (Chromium 51) that measured red cell volume. That method required 4 - 6 hours to perform and included re-transfusion of the patient’s blood cells after they were tagged with Chromium 51. This technique exposed the patient to the risk of a potential mismatched transfusion, which has occurred.

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

Hardware

•	The computer interface was upgraded from a separate CPU, CRT monitor, and keyboard to a panel PC with a mouse and touch screen.

•	Color printers were installed.

•	A USB connection for the multi channel analyzer (MCA) was installed.

•	A new control data board was installed.

•	A new dust cover design resulted in a decreased height requirement.

•	The internal housing was redesigned.

•	New sky shield housing, with added finger guards, was added.

•	The carousel which holds the samples was changed from Plexiglas to metal.

•	A guide for the placement of samples was added on top of the carousel.

•	A rear Plexiglas plate was added for safety purposes.

•	The manual sensor used to determine the position of the carousel was upgraded to an optical sensor.

•	The carousel advance button was moved to the rear of the instrument.

•	The motor was converted from AC to DC to create the potential for worldwide placement of the system.

•	The electrical grounding was improved

•	All internal mechanical parts were re-engineered to a tolerance of 5/1000.

•	A new lead design with better tolerance was installed.

Software

•	The system was designed to be both HIPPA and CLIA compliant.

•	The operating system was upgraded from DOS to Windows XP, using C-Sharp and Visual Basic, with over 500,000 lines of code and an additional 750,000 lines of hidden code in Visual Basic.

•	Text commands in the DOS system were replaced with screen options and easy to use on-screen buttons, resulting in easier navigation.

•	A touch screen keyboard was added for easily entering patient demographics.

•	Software for calibrating and adjusting the sensitivity of the touch screen was installed.

•	User friendly instructions were added to guide the user through entering data and placing the samples into the instrument.

•	Warnings/flags were provided to inform users of errors or questionable data, thus helping the end user generate statistically accurate results.

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

In addition to improving the BVA-100, the Company has dedicated considerable time and effort to physician education. A limited number of account representatives work primarily to educate physicians (clinicians) on how best to utilize the instrument. The company also offers unlimited clinical assistance through the services of its Chief Scientist and CEO, Dr. Joseph Feldschuh, as well as Dr. Gary Fischman, PhD, Director of Research. Additional staff, including the Vice President of Marketing and a medical writer and statistician, devotes part or all of their time to supporting the development, completion, and publication of clinical studies. The Company continues to provide support for studies at various institutions. Support may consist of free use of blood volume analyzer equipment, Volumex kits, and support services from Daxor staff. The Company expects that there will be additional studies published in 2008 on research studies it has previously helped support. Previously published studies have documented the benefit of blood volume measurement in the intensive care unit and in cardiology. However, additional studies are needed for other institutions to provide further backup. For example, heart failure studies are continuing at Columbia Presbyterian Medical Center. The Company has unpublished data documenting the benefit of blood volume measurement using the BVA-100 in hypertension. Based on this data, we believe that African American patients, in particular, will benefit from the use of blood volume measurement in determining choice of therapy. (Refer to previous sections on clinical conditions utilizing blood volume measurement.)

Blood Banking

Scientific Medical Systems blood bank has devoted a significant amount of its resources to improvements and upgrades. The Company installed a system that enables thawed frozen blood to be used for up to 14 days, as well as a new freezer system that can maintain blood in a frozen state for 2-3 weeks without electricity.

The Company also devoted a significant amount of time to developing the Blood Optimization Program, a method for using both autologous frozen blood and the BVA-100 to optimize transfusion safety and minimize anemia during surgery (see Blood Banking discussion on page 11).

In February 2007 the Company filed a methods patent on its Blood Optimization Program (BOP). In 2007 the Company signed an agreement with New York University Medical Center to implement the Blood Optimization Program. The Program incorporates the concept of blood volume measurement prior to surgery, treatment with blood stimulants such as epoietin alfa to correct anemia, donation and frozen storage of one’s own blood well in advance of elective surgery, use of autologous blood during and post surgery, followed up with another blood volume where indicated. The Program has the ability to fundamentally alter transfusion practices. At the present time it is not uncommon for patients in their 60s, 70s, 80s, and even 90s, to be permitted to remain in a condition where almost half of their lost blood is not replaced except with sterile water. There have been published studies, particularly from Duke University and other institutions, demonstrating that as much as 40 to 50% of patients undergoing cardiac bypass surgery, have measurable memory loss. Similar findings have been published in regard to major orthopedic surgery such as hip replacement. There are numerous published studies that have demonstrated that there is higher mortality and morbidity the more anemic patients are. There are many so-called bloodless surgery programs which advocate very limited blood transfusion replacement. We are not aware of any study, however, in these programs, which has measured the degree of memory loss in these programs as compared to patients who undergo a more liberal transfusion policy.

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

Despite the positive response from these facilities, it became increasingly apparent that the company needed significantly more studies to support the reliability, utility, and cost effectiveness of blood volume measurement with the BVA-100®. It also became clear that the original version of the BVA-100, which was based on a DOS platform, needed to be markedly improved in order to provide sufficient features and flexibility to meet users’ needs (see Research and Development page 13).

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

The marketing team has made progress in identifying which facilities and departments are most able to utilize the BVA-100 in a cost effective manner and has developed a repertoire of educational and marketing material. Depending on a facility’s needs and its ability to perform studies that are likely to increase widespread acceptance of the BVA-100, the Company offers the Blood Volume Analyzer to potential users on a sale, lease, or loan basis. Facilities that receive a loan of the instrument for research pay for the Volumex® kits that are not used purely for research purposes, which can provide a source of ongoing revenue for the Company. Primarily, users are expected to be hospitals, surgery centers, intensive care units, and imaging centers (radiology). The Company also has been demonstrating its equipment at major trade shows such as nuclear medicine, surgical anesthesiology, and trauma conferences. The Company’s website (http:// www.daxor.com) contains extensive detail about the BVA-100® Blood Volume Analyzer as well as examples of actual cases (with patient identities removed). The website permits rapid communication between researcher, marketing personnel, and potential users prior to an onsite visit. In 2007 the Company exhibited at a total of 20 national, local and regional trade shows.

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

Blood Optimization Program

In 2005 the Company hired an individual with marketing experience to work on a new program called the Blood Optimization Program® (BOP). This program is intended to incorporate Daxor’s BVA-100® Blood Volume Analyzer and its subsidiary’s frozen autologous blood banking, increasing awareness and utilization of both these technologies. This individual has been meeting with administrative blood bank representatives to develop strategies that would enable hospitals to utilize these technologies to optimize blood volumes in patients undergoing surgery. The combination of blood volume measurement and frozen blood banking provides the unique opportunity to simultaneously minimize the consequences of blood loss by optimizing a patient’s blood volume before surgery, and maximize transfusion safety by making sure that a patient’s own blood is available if transfusion is required. The Company has signed agreements with four hospitals who participate in this program (see page 11 for a discussion of the Blood Bank Program).

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

The blood bank has received two recent trademarks. One is for Quality Assured Blood, which would incorporate the same type of double testing currently used to ensure the safety of donated semen (see Blood Banking pages 11 and 15). The other is for the Blood Optimization Program® (BOP), a method for maximizing blood safety during surgery using a combination of blood volume measurement, presurgical treatment of blood volume deficits, and frozen autologous blood transfusion. The Company has applied for and received trademark protection for the BOP name.

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

The Blood Optimization Methods Program Patent is designed to eliminate, where possible, these types of situations which can result in stroke, heart attack, or even death. The use of frozen blood as opposed to refrigerated blood eliminates many of the aging effects which have been demonstrated in refrigerated blood. For further discussion, see reference to the Duke University study on Page 20.

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

UL and CE Mark

In March, 2007, Daxor finished the final phase, which was the inspection part, to receive U.L. (Underwriters Laboratory) approval. The process consisted of Daxor submitting the complete BVA-100 and associated panel P.C. for physical inspection and testing, including the strenuous electrical inspection safety examination. Blood volume analyzers shipped after April 2007 bear the U.L. mark.

Daxor is in the process of achieving the CE mark. CE is a self-certification mark for which the manufacturer must possess proof of compliance with the standards. Daxor’s immediate goal is to pass the U.S. and Canadian standards for CE. As part of the UL testing, Daxor has passed the electrical safety part and possesses its verification from the UL for this component. The second component is EMC (electro magnetic compatibility). For Daxor to be able to market and distribute the instrument in countries other than the U.S. and Canada, it would need to pass those country’s specific requirements, which may or may not have been met by the EMC and electrical testing. Most of the time countries require the existing documentation that Daxor provides with the BVA-100 to be translated into the country’s specific language

Idant Semen Storage Client Identification

The Company is also exploring the submission of a patent for methodology of improving client identification in its semen bank. It is introducing additional patient protection for stored donor semen, which may be eligible for patent protection. In the 34 years of the Bank’s operations, it has never had a mix-up in any stored specimen.

CUSTOMERS

In the Company’s fiscal year ended December 31, 2007 there were three customers (hospitals) that accounted for 32% of the Company’s total consolidated sales. Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All three of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

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

In the past, the Company has experienced significant opposition from some non-profit blood banking organizations that viewed frozen autologous blood as a potential loss of income from their operations. It is the Company’s intention to form alliances with hospitals utilizing the Blood Optimization Program. The Company views personal blood storage as a supplement to and not as competition to other existing blood donor services. The Company will initially focus its attention on facilities within a 200 mile radius of New York City. If the Program proves successful, the Company will then develop satellite facilities in conjunction with other medical partners in other parts of the United States. For further discussion, please see the patent and copyright section on page 18.

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

EMPLOYEES

On February 29, 2008, the Company had a labor force of 40, all of which were leased through ADP Total Source. The Company maintains a work force at its main headquarters in the Empire State Building in New York City, as well as a manufacturing division in Oak Ridge, Tennessee, and a technology support group. The Company believes that its labor force relations are good.

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

In the Company’s fiscal year ended December 31, 2007 there were three customers (hospitals) that accounted for 32% of the Company’s total consolidated sales. Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All three of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

As disclosed in our Form 10-Q for the period ended September 30, 2007, the Centers for Medicare and Medicaid Services (CMS) implemented a significant policy change affecting the reimbursement for all diagnostic radiopharmaceutical products and contrast agents which was effective as of January 1, 2008. Diagnostic radiopharmaceuticals such as Daxor’s Volumex will not be separately reimbursable by Medicare for outpatient services. At this time, it is unclear if this policy change will also be implemented by private third party health insurance companies.

The reimbursement policy for hospital outpatients through December 31, 2007 included payment for both the cost of the procedure to perform a blood volume analysis (BVA) and the radiopharmaceutical (Daxor’s Volumex radiopharmaceutical). CMS’s new policy only includes the reimbursement for the procedure and would require the hospital to absorb the cost of the radiopharmaceutical. There will be an upward adjustment for the procedure code to include some of the costs of the radiopharmaceutical. However, this upward adjustment does not entirely cover the costs associated with the procedure and the radiopharmaceutical.

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

At December 31, 2007, approximately 95% of the fair market value of the Company’s investment portfolio consisted of utility stocks whose market price can be sensitive to rising interest rates. There is a risk that in an environment of rising interest rates that the market value of these stocks could decline and the utilities could reduce their dividend payments to compensate for increased interest expense. This could have an adverse effect on the Company’s ability to fund research and development and marketing efforts necessary to build a market for their products.

At December 31, 2007, the Company’s investment portfolio consisted of 63 separate stocks. The top five holdings at December 31, 2007 comprised approximately 58% of the value of the investment portfolio. These same five holdings accounted for approximately 47% of the dividend income for the year ended December 31, 2007. A reduction in dividend payments by these companies could have a material effect on the Company’s dividend income.

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

          As disclosed in our Forms 10-Q for the quarters ended September 30, 2007 and June 30, 2007, the Company received a verbal request from the Northeast Regional Office of the United States Securities and Exchange Commission (SEC) in June of 2007 for information pertaining to discussions that had taken place at previous meetings with representatives of the SEC in 1984 and 1992. The Company has complied with that request.

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

Item 2.	Properties

In December 2002, the Company signed a ten-year lease extension commencing January 1, 2003, for its existing facility at the Empire State Building. The Company has occupied this space since January 1992. The Company currently occupies approximately 7,200 square feet. The lease has a two year option for renewal after ten years. There are options for an additional 18,000 square feet of space. The Company has a pilot manufacturing facility in Oak Ridge, Tennessee which is currently manufacturing the BVA-100 Blood Volume Analyzers, and where R&D activities are performed.

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

Regarding the second building at 109 Meco Lane, the current plan is to use that space for radiopharmaceutical manufacturing and distribution. To achieve this end, we have obtained our license from the Nuclear Regulatory Commission for State of Tennessee for nuclear capability and, subsequently, obtained a license from the FDA to become a re-shipper. This license will enable Daxor to receive bulk quantities of Volumex from our third party manufacturer and distribute the doses individually.

The Company subleases a small portion of its New York City office space to the President of the Company for 5 hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received from the President of the Company in each of the years ended December 31, 2007, 2006 and 2005 was $11,022, $10,646 and $9,750. For the years ended December 31, 2007, 2006 and 2005 the Company had sublease income from non-affiliated third parties of $0, $3,000 and $4,936. The sublease income is shown on the Income Statement as part of other revenues.

Item 3.	Legal Proceedings

There are currently no outstanding legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock is traded on the American Stock Exchange under the symbol DXR.

2007	High	Low

First Quarter	$14.65	$12.75
Second Quarter	$15.75	$12.96
Third Quarter	$16.99	$14.02
Fourth Quarter	$18.30	$12.75

2006	High	Low

First Quarter	$20.50	$18.25
Second Quarter	$17.90	$16.00
Third Quarter	$17.00	$16.16
Fourth Quarter	$15.00	$14.00

On March 19, 2008, the Company had approximately 144 holders of record of the Common Stock. The Company believes there are approximately 1,050 beneficial holders of their Common Stock.

The Company paid a single cash dividend of $.50 per share on the Common Stock in 1997. No dividends have been declared or paid since 1997. Any future dividends will be dependent upon the Company’s earnings, financial condition and other relevant factors.

Item 6.	Selected Financial Data.

          The following table sets forth certain selected financial data with respect to the Company. The consolidated statements of operations data for the years ended December 31, 2007, 2006, 2005 are derived from our audited consolidated financial statements that are included in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2004 and 2003 have been derived from audited consolidated financial statements that are not included in this report.

Operations Data:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Operating revenues	$1,869,779	$1,486,449	$1,343,538	$1,066,314	$1,013,647

Total revenues	$1,869,779	$1,486,449	$1,343,538	$1,066,314	$1,013,647

Costs and expenses:

Operations of laboratories & costs of production	682,786	631,567	565,742	251,622	246,206
Research and development	2,576,708	2,332,399	2,152,261	1,566,115	1,246,526
Selling, general and administrative	4,041,155	3,947,404	3,528,560	2,790,444	2,600,310

Total costs and expenses	7,300,649	6,911,370	6,246,563	4,608,181	4,093,042

Loss from operations	(5,430,870)	(5,424,921)	(4,903,025)	(3,541,867)	(3,079,395)

Other income and expenses:
Dividend income	2,419,476	2,273,737	2,511,054	1,990,669	1,897,669
Gains on sale of investments	14,853,934	3,316,710	1,515,653	989,599	238,550
Mark to market of short positions	357,337	(544,629)	(204,225)	266,807	115,871
Other revenues	11,112	13,838	14,686	15,245	15,571
Investment recovery	—	—	75,000	—	—
Admin expense relating to portfolio investments	(55,538)	(44,564)	(36,842)	(1,126)	—
Interest expense, net of interest Income	(197,211)	(363,952)	(296,114)	(108,949)	(83,133)

Total other income and expenses	17,389,110	4,651,140	3,579,212	3,152,245	2,184,528

Income (loss) before income taxes	11,958,240	(773,781)	(1,323,813)	(389,622)	(894,867)

Provision for income taxes	1,311,024	11,750	12,168	—	—

Net Income (loss)	$10,647,216	$(785,531)	$(1,335,981)	$(389,622)	$(894,867)

Weighted average number of common shares outstanding - basic and diluted	4,572,119	4,625,168	4,638,384	4,615,993	4,645,700

Income (loss) per common equivalent share - basic and diluted	$2.33	$(0.17)	$(0.29)	$(0.08)	$(0.19)

Selected Balance Sheet Data:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Total assets	$102,560,500	$78,166,312	$59,565,053	$55,746,607	$48,752,533
Total liabilities*	$47,644,615	$32,528,520	$20,820,252	$15,493,319	$12,154,041
Stockholders’ equity	$54,915,885	$45,637,792	$38,744,801	$40,253,288	$36,598,492
Return on equity**	21.18%	0.00%	0.00%	0.00%	0.00%

*     Total liabilities include deferred taxes on unrealized gains.

**   Return on equity is calculated by dividing the Company’s net income or loss for the period by the average stockholders’ equity for the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

RECENT DEVELOPMENTS

As disclosed in our Form 10-Q for the period ended September 30, 2007, the Centers for Medicare and Medicaid Services (CMS) implemented a significant policy change affecting the reimbursement for all diagnostic radiopharmaceutical products and contrast agents which was effective as of January 1, 2008. Diagnostic radiopharmaceuticals such as Daxor’s Volumex will not be separately reimbursable by Medicare for outpatient services. At this time, it is unclear if this policy change will also be implemented by private third party health insurance companies.

The reimbursement policy for hospital outpatients through December 31, 2007 included separate payment for both the cost of the procedure to perform a blood volume analysis (BVA) and the radiopharmaceutical (Daxor’s Volumex radiopharmaceutical). CMS’s new policy only includes the reimbursement for the procedure and would require the hospital to absorb the cost of the radiopharmaceutical. There will be an upward adjustment for the procedure code to include some of the costs of the radiopharmaceutical. However, this upward adjustment does not entirely cover the costs associated with the procedure and the radiopharmaceutical.

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

RESULTS OF OPERATIONS

Operating Revenues

In 2007 revenue from operations was $1,869,779.vs. 2006 revenue from operations of $1,486,449 for an increase of 26%. In 2005, operating revenues were $1,343,538.

Equipment sales and kit sales increased from $1,055,706 in 2006 to $1,453,201 in 2007. In 2007 the Company sold six blood volume analyzers for a total of $390,500 versus two in 2006 for $130,000. Kit sales increased by 15% in 2007 over 2006 and by 35% in 2006 over 2005. Kit sales increased by 53% in 2005 over 2004 and by 35% in 2004 over 2003. 3,015 patients, utilizing the BVA-100, had blood volume measurements in 2007 vs. 2,876 in 2006, 2,132 in 2005 and 1,474 in 2004. For the year ended December 31, 2007 the Company provided 328 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 194 in 2006, 95 in 2005,83 in 2004 and 101 in 2003.

The major reason for the current year increase in kit sales is that there are 58 Blood Volume Analyzers placed at December 31, 2007 versus 48 placed at December 31, 2006. Effective February 1, 2007, the Company raised prices by approximately 5% on Blood Volume Kits. This was the first price increase in two years and helped to increase revenue from kit sales by 15% even though the number of kits sold increased by 5%.

The main reason for the increase in Gross Profit Percentage for Equipment Sales and Related Services from 44.5% for the year ended December 31, 2006 to 56.3% for the year ended December 31, 2007 is that six blood volume analyzers were sold in 2007 versus two in 2006. The gross margin on the blood volume analyzer is substantially higher than the gross margin on Volumex Kits.

The following table provides gross margin information on Equipment Sales & Related Services for the years ended December 31, 2007 and December 31, 2006:

Equipment Sales and Related Services:	Kit Sales Year Ended December 31, 2007	Equipment Sales and Other Year Ended December 31, 2007	Total Year Ended December 31, 2007	Total Year Ended December 31, 2006

Revenue	$963,318	$489,883	$1,453,201	$1,055,706
Cost of Goods Sold	475,811	159,127	634,938	585,742
Gross Profit	487,507	330,756	818,263	469,964
Gross Profit Percentage	50.6%	67.5%	56.3%	44.5%

There were twelve trial agreements signed for the BVA-100 Blood Volume Analyzer during the year ended December 31, 2007 versus twenty in the year ended December 31, 2006. The reduction in the amount of trial agreements is a result of the sales force focusing more on securing sale and clinical research agreements instead of trial agreements.

Operating revenues from Cryobanking and related services decreased in 2007 by $14,165 or 3.3% from 2006. This was due mainly to revenue from semen storage decreasing by $23,153 or 7.6% to $282,067 versus $305,220 in the year ended December 31, 2006. There was also a decrease of $4,302 in semen analysis and other lab services. The Company’s Idant Laboratories subsidiary contributed 22.3%, 29.0%, and 44.0% of operating revenues in 2007, 2006 and 2005 respectively.

Operating Expenses

The increase in operating expenses for 2007, 2006 and 2005 was due to additional hiring in each year of sales and marketing personnel for the Blood Volume Analyzer and costs of expanded research and development efforts.

For 2007, consolidated expenses from operations including cost of sales totaled $7,300,649 and the loss from operations was $5,430,870. In 2006, expenses from operations including cost of sales totaled $6,911,370; the loss from operations was $5,424,921. In 2005, expenses from operations including cost of sales totaled $6,246,563; the loss from operations totaled $4,903,025.

Total Operating costs including cost of sales for Daxor and the BVA segment were $6,351,501 for the year ended December 31, 2007 versus $6,426,768 for the year ended December 31, 2006 for a decrease of $75,267 or 1.2%. The main reason for this decrease is that $390,973 of rent and salary expense paid by Daxor was allocated to the Cryobanking segment in 2007. This allocation was not done in 2006.

Research and Development expenses for Daxor and the BVA segment increased in 2007 by $194,981 or 8.9% to $2,390,352 from $2,195,371 in 2006. Daxor is committed to making Blood Volume Analysis a standard of care in at least three disease states. In order to achieve this goal, we are continuing to spend time and money in research and development in order to get the best product to market. We are still working on the following three projects: 1) GFR: Glomeril Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipe Tests for radiation contamination and detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should give the company extended protection with a second patent when it is completed.

Total Operating Costs including cost of sales for the Cryobanking segment were $949,148 for the year ended December 31, 2007 versus $485,002 for the year ended December 31, 2006 for an increase of $464,146 or 95.7%.The major reason for this increase is that $390,973 of rent and salary expense paid by Daxor was allocated to the Cryobanking segment in 2007. This allocation was not done in 2006. Payroll and Benefits expense increased in 2007 to $368,332 from $310,706 in 2006 for an increase of $57,626 or 18.6%. This increase was due mostly to the hiring of additional personnel for the Cryobanking laboratory.

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

Dividend Income

Dividend income earned on the Company’s securities portfolio was $2,419,476 in 2007 vs. $2,273,737 in 2006, for an increase of $145,739, or 6.4%. This is mainly due to a one-time special dividend of $156,200 received in 2007 on a stock that was not in the portfolio at December 31, 2007. Including this distribution, the Company received dividends of $381,578 on stocks that were no longer in the portfolio at the end of the year. In 2005, dividend income was $2,511,054 which included a one-time special dividend of $402,896 received as the result of a utility company merger.

Investment Gains

Gains on the sale of investments were $14,853,934 in 2007 vs. $3,316,710 in 2006, and $1,515,653 in 2005. A major reason for the increase in Gains on the sale of investments in 2007 is that the Company realized $3,954,428 in gains on securities that were sold as the result of mergers and stock buybacks. These stocks would not have otherwise been sold but would have been held by the Company as of December 31, 2007.

The sum of dividend income plus investment gain from sale of securities was $17,273,410 in 2007, $5,590,447 in 2006, and $4,026,707 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

At December 31, 2007, the Company had $47,214,047 in short-term debt vs. $32,528,520 at December 31, 2006. The following amounts are included in short-term debt at December 31, 2007 and December 31, 2006: Income Taxes Payable of $1,295,668 and $13,826 respectively, Deferred Tax Liability of $15,726,213 and $15,281,370 respectively, and Securities borrowed at fair market value of $20,362,259 and $10,665,722. The Deferred Tax Liability represents taxes due on the unrealized gain of the investment portfolio and Securities borrowed at fair market value represent short positions in common stock.

At December 31, 2007, stockholders’ equity was $54,915,885 vs. $45,637,792 at December 31, 2006. At December 31, 2007 the Company’s security portfolio had a market value of $74,919,193 vs. $66,968,446 at December 31, 2006. At December 31, 2007, the Company’s total liabilities and stockholders’ equity were $102,560,500 vs. $78,166,312 at December 31, 2006.

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

Income from the Company’s security portfolio is a major asset for the Company as it expands its research and marketing staff. At December 31, 2007, the Company is in a satisfactory financial position with adequate funds available for its immediate and anticipated needs. The Company plans its budgetary outlays on the assumption that the raising of additional financial capital may be difficult in the next 2 to 4 years. The Company believes that its present liquidity and assets are adequate to sustain the additional expenses associated with an expanding sales and marketing program.

The following table shows the Cost, Market Value, Net Unrealized Gain, Unrealized Gain and Loss at December 31st from 2003 through 2007.

Valuation Date:	Cost	Fair Market Value	Net Unrealized Gain	Unrealized Gains	Unrealized Losses

December 31, 2007	$29,987,157	$74,919,193	$44,932,036	$47,386,399	$(2,454,363)
December 31, 2006	23,307,390	66,968,446	43,661,056	43,927,770	(266,714)
December 31, 2005	25,649,467	57,246,006	31,596,539	32,440,131	(843,592)
December 31, 2004	22,907,780	54,806,400	31,898,620	32,133,292	(234,672)
December 31, 2003	22,307,744	47,399,159	25,091,415	25,409,592	(318,177)

The Company’s invested capital has varied over the past 5 years, varying from $22,307,744 in 2003 to $29,987,157 in 2007. The value of the Company’s investments increased from $47,399,159 in 2003 to $74,919,193 during this 5 year period. The Company has been able to partially offset the continuing operating losses which in 2007 were the highest in the Company’s history. The increase in value of the Company’s assets provides an underpinning for the Company’s expanding activities. While there can be no assurance that these assets will not decrease in value, it is unlikely, at the present time, that they will go back to historical cost. The Company feels, however, that with respect to the Blood Volume Analyzer and the Blood Optimization Program, it is undercapitalized. Recent inquiries have indicated that additional capital is not available on reasonable terms without great dilution to existing shareholders. The Company believes that if the blood volume analyzer becomes a standard of care in any one of the areas described in this 10-K filing, it will then have much easier access to additional capital.

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

2.

The Company maintains a diversified securities portfolio comprised primarily of electric utility preferred and common stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will engage in short positions up to 15% of the value of its portfolio. The Company’s short position may temporarily rise to 20% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

3.	Investment in speculative issues, including short sales, maximum of 15%.

4.	Limited use of options to increase yearly investment income.

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

c.

Speculative Short Sales/Short Options. The company limits its speculative transactions to no more than 15% of the value of the portfolio. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the calls, the option is not exercised, and the company records the proceeds from the sale of the call as income. If the call is exercised, the company will have a short position in the related stock. The company then has the choice of covering the short position or selling a put against it. If the put is exercised, the short position is covered. The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 15% of its accounts, in actual practice the average short stock positions usually account for less than 10% of the assets of the company.

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

          When Blood Volume Analyzer equipment has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the equipment. After the one year period expires, customers may purchase a service contract through the Company. Historically, service contracts were recorded by the Company as deferred revenue and were amortized into income in the period in which they were earned. Effective January 1, 2006, the Company began offering service contracts priced on an annual basis which are billed annually or quarterly depending upon the contractual arrangement with the customer. There were two hospitals that the Company billed during the year ended December 31, 2007 for the entire amount of their annual service contract. At December 31, 2007, deferred revenue pertaining to the historical service contracts was $7,417 and $0 respectively.

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

CONTRACTUAL OBLIGATIONS

In December 2002, the Company signed a lease which commenced on January 1, 2003, for its existing facility at the Empire State Building. The lease expires on December 31, 2015. The Company has occupied this space since January 1992. The company currently occupies approximately 7,200 square feet. There are options for an additional 18,000 square feet of space. The Company has acquired a 20,000 square foot manufacturing facility in Oak Ridge, Tennessee which is currently manufacturing the BVA-100 Blood Volume Analyzers, and where R&D activities are performed. The Company’s Volumex syringes are filled by an FDA approved radio pharmaceutical manufacturer. The manufacturer has worked with Daxor since 1987. The manufacturer’s prices are reviewed annually.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

		Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years

(Long-Term Debt Obligations) [1]	$586,372	$71,190	$142,380	$372,802	0

(Capital Lease Obligations)	0	0	0	0	0

(Operating Lease Obligations) [2]	$2,690,112	$336,264	$672,528	$672,528	$1,008,792

(Purchase Obligations)	0	0	0	0	0

(Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP)	0	0	0	0	0

Total	$3,276,484	$407,454	$814,908	$1,045,330	$1,008,792

1   This amount represents the total monthly mortgage payment of $5,932 which includes principal and interest for the property purchased at 107 and 109 Meco Lane in Oak Ridge, Tennessee. There is a monthly payment of $5,932 through December of 2011. The Company has the option of making a balloon payment of $301,972 in January of 2012 or refinancing the remaining amount of the mortgage.

2   This amount represents a total monthly rental payment of $28,022 which consists of base rent of $27,317 and $705 for two separate spaces at 350 5th Avenue.

Summary of Actual Portfolio Investments

The company’s portfolio value is exposed to fluctuations in the general value of utilities. An increase of interest rates could affect the company in two ways: one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to it’s diversity of holdings. At December 31, 2007 and 2006, the company held 63 and 62 separate stocks, respectively.

Puts and calls are marked to market for each reporting period and any gain or loss is recognized through the Statement of Operations and labeled as “Mark to market of short positions”.

December 31, 2007

The following is summary information on the actual Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2007:

Description	Percent of Portfolio Cost	Cost	Market Value	Unrealized Gains	Unrealized Losses	Dividends and Interest

Utilities-Common Stock	86.51%	$25,941,264	$70,550,992	$46,696,888	(2,087,160)	$1,957,012
Non-Utilities Common	9.68%	2,903,548	2,770,677	226,645	(359,516)	4,640
Total Common Stock	96.19%	28,844,812	73,321,669	46,923,533	(2,446,676)	1,961,652
Utilities-Preferred Stock	2.25%	673,367	968,869	295,502	0	47,594
Non-Utilities-Preferred	.95%	284,332	282,105	5,460	(7,687)	9,444
Total Preferred Stock	3.20%	957,699	1,250,974	300,962	(7,687)	57,038
Total Equities	99.39%	29,802,511	74,572,643	47,224,495	(2,454,363)	2,018,690
Utilities-Bonds	.51%	151,881	289,550	137,669	0	0
Non-Utilities-Bonds	.10%	32,765	57,000	24,235	0	3,687
Total Bonds	.61%	184,646	346,550	161,904	0	3,687

Total Portfolio	100.00%	$29,987,157	$74,919,193	$47,386,399	$(2,454,363)	$2,022,377

During the year ended December 31, 2007, the Company received $381,578 of dividends on stocks that were not in the Securities Portfolio at December 31, 2007 and was charged $74,427 for dividends on short positions. The Company also received $93,635 in money market dividends.

Summary of Put and Call Options at December 31, 2007

Description	Proceeds Received	Market Value	Unrealized Gains	Unrealized Losses

Puts	$1,545,102	$2,172,670	$360,565	$(988,133)
Calls	$6,100,731	$3,799,962	$3,602,061	$(1,301,292)

Total Puts and Calls	$7,645,833	$5,972,632	$3,962,626	$(2,289,425)

December 31, 2006

The following is summary information on the actual Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2006:

Description	Percent of Portfolio Cost	Cost	Market Value	Unrealized Gains	Unrealized Losses	Dividends and Interest

Utilities-Common Stock	87.88%	$20,481,218	$63,888,800	$43,414,597	(7,015)	$2,005,856
Non-Utilities Common Stock	7.76%	1,809,107	1,648,402	98,313	(259,018)	10,360
Total Common Stock	95.64%	22,290,325	65,537,202	43,512,910	(266,033)	2,016,216
Utilities-Preferred Stock	3.40%	792,419	1,114,925	322,506	0	52,009
Non-Utilities-Preferred	.17%	40,000	40,429	1,110	(681)	2,450
Total Preferred Stock	3.57%	832,419	1,155,354	323,616	(681)	54,459
Total Equities	99.21%	23,122,744	66,692,556	43,836,526	(266,714)	2,070,675
Utilities-Bonds	.65%	151,881	237,650	85,769	0	0
Non-Utilities Bonds	.14%	32,765	38,240	5,475	0	1,844
Total Bonds	.79%	184,646	275,890	91,244	0	1,844

Total Portfolio	100.00%	$23,307,390	$66,968,446	$43,927,770	$(266,714)	$2,072,519

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

The Board of Directors reviews and approves the investment policy at least once a year. The current policy is: 1) the primary investments are in electric utilities; no more than 15% of the company’s assets can be in “shorts” at any one time; 2) the company can continue to sell covered call options; sell naked put options on securities it is willing to own; 3) concentration of no more than 10% of any one stock in the portfolio; 4) if a stock were to grow to more than 10% due to natural increase in value, it is exempt from the 10% concentration rule. All individual investment decisions are made by Dr. Joseph Feldschuh. Dr. Feldschuh spends approximately 10 – 15% of his time (approximately 5 – 7.5 hours per week) on reviewing information relative to investment decisions, as well as transmitting instructions concerning these decisions. A single part-time administrative employee provides assistance to Dr. Feldschuh. No other employee is involved in investment making decisions. The Company subscribes to two independent investment/economic newsletters and three financial newspapers. The Company also receives free investment analysis from the two primary brokerage houses where it has corporate accounts.

The Company has always had on its Board of Directors, for the last twenty years, at least one person who could be considered an expert on investing accounting policy with Wall Street experience.

In 1985, the Company had a secondary offering which raised approximately $7.1 million. In 1984, prior to clearance by the SEC of the underwriting, the Company had its cash management policy of investing in electric utilities reviewed by the SEC. The SEC reviewed the policy and the Company’s operations, and permitted the secondary offering to proceed without any alterations. In 1992, the Company had its cash management investment policies questioned by the SEC and no action was taken against the Company. The following graphs illustrate what would have happened to the company if the Company had chosen at that time, beginning in 1993, to undertake a so-called Safe Harbor policy. Two separate T-bill rates were used for this analysis; one for an average rate of approximately 2%, and one for an average rate of approximately 3%. The 2% and 3% scenarios are reasonable approximations of which the Company might have encountered during this time. During the 15 year period of 1993-2007 which is covered in this analysis, the annual yield on U.S. Treasuries at a one year constant maturity varied from 1.24% to 6.11%.

In November 2005, the Company’s cash policy was again questioned by the SEC and a formal response was provided by the Company on January 13, 2006. The following additional information is provided to illustrate what the Company’s current financial position would have been had it followed a simple policy of investing its cash in treasury securities. The Company also is providing a graph adapted from information provided on the Federal Reserve website at www.federalreserve.gov. The company provided similar information in an amended 10-K filed on November 9, 2006. The current graphs include the year ended December 31, 2007.

Graph 1: Comparison of Net Earnings with Hypothetical Earnings That Would Have Resulted Had the Company Invested in Treasury Bills from 1993 to 2007 and Received a 2% Interest Rate

Graph 1 illustrates three sets of data from 1993 to 2007: 1) the company’s reported net income from all sources, 2) the company’s operation income minus operating expenses, and 3) a hypothetical net income calculated assuming that, rather than following its existing investment policy, the Company had invested in Treasury Bills and received an interest rate of 2%.

For the year ended December 31, 2007, the Company had net income of $10,647,216. However, for the years ended December 31, 2006, 2005 and 2004, the company recorded total losses of $785,531, $1,335,981 and $389,622 despite supplemental revenue from investments. For the years ended December 31, 1996 through December 31,2002, the company sustained heavy operating losses but was close to breaking even due to supplemental income. From 1993 to 1995, the company reported a net profit despite increasing losses from operations. As can be seen, from 1993 through 1995, the company also sustained operating losses.

Had the company invested in Treasury Bills and received a 2% interest rate the annual losses in 2007, 2006 and 2005 would have exceeded $5 million. In 2004, the loss would have been over $3 million and in 2003 close to $3 million. From 1996-2002, the company would have lost approximately $2 million each year.

Graph 2: Comparison of Net Earnings with Hypothetical Earnings That Would Have Resulted Had the Company Invested in Treasury Bills from 1993 to 2007 and Received a 3% Interest Rate

Graph 2 shows the same basic scenario as Graph 1, except that the hypothetical net income was calculated assuming a 3% interest rate from Treasury Bills. The results are similar to those from Graph 2, but the loss is slightly lower because of the 1% higher interest rate.

Graph 3: Hypothetical Change in Company Assets that Would Have Occurred Had Persistent Losses from Investment in Treasury Bills with a 2% Rate of Interest Forced the Company to Cover Losses by Liquidating Sections of its Portfolio

Graph 3 compares the Company’s marketable securities at cost with a hypothetical value of securities. This hypothetical value was calculated assuming that the Company had begun investing in Treasury Bills in 1993 and received a 2% interest rate. The marketable securities at cost approximately represent the amount of money the Company has available, or its approximate assets. Using our existing investment policy, the cost of the Company’s marketable securities has gradually increased from approximately $28 million at December 31, 1993 to approximately $30 million at December 31, 2007.

Had the company invested in Treasury Bills, because of the continuing net loss (as demonstrated in Graph 1), the Company would have been forced to steadily sell investment capital to cover those losses. The calculations take this dwindling supply of capital into account. Lost capital would only have been partially replaced by interest on the Treasury Bills, and the amount of investment income would have declined as the amount of capital decreased. By year end 2004, the value of the Company’s securities would have dwindled to approximately $7 million, from a starting point of over $27 million. By year end 2005, the estimated value of the securities would have fallen to approximately $2 million and the Company would likely have faced likely bankruptcy by the end of 2006.

Graph 4: Hypothetical Change in Company Assets that Would Have Occurred Had Persistent Losses from Investment in Treasury Bills a 3% Rate of Interest Forced the Company to Cover Losses by Liquidating Sections of its Portfolio

Graph 4 illustrates the same scenario as Graph 3, but assuming a 3% interest rate from Treasury Bills. The loss is somewhat less in this scenario, but by year end 2004, securities would have fallen to approximately $10 million, and the estimated value of the securities by 2005 would have been approximately $5 million. Under this scenario, the Company would have been facing bankruptcy by the end of 2007.

Graph 5: Loans Payable per Year

Graph 5 illustrates the Company’s loans payable at December 31 from 1993 to 2007. From 1993 to 1995, the amount of loans payable decreased sharply, and then stayed in a narrow range from 1995 to 2001, remaining below $3 million and reaching a low of $1 million at December 31, 2001. After 2001, because of the company’s expanded research and development, the amount of loans began to increase steadily until December 31, 2005, when they exceeded the 1993 amount. By December 31, 2007, the amount of loans returned somewhat to 2004 levels but was still significant. Had the company invested in Treasury Bills, this would have led by year end 2007 to a combination of reduced capital, increased debt, and likely bankruptcy.

Graph 6: Operating Revenues and Total Expenses from 1993 to 2007

Graph 6 illustrates operational revenues and total expenses from 1993 to 2007. Operational revenues dropped sharply between 1995 and 1996. Between 1998 and 1999, operational revenues began to recover, and reached pre-1995 levels in 2007. Expenses were fairly constant between 1993 and 2001, but they have increased since 2001 because of the expansion in research, development, and marketing. Throughout the entire fifteen year period of 1993-2007, operating expenses have exceeded operating revenues each year.

Graph 7: Marketable Securities at Cost Compared to the Rate of Return

Graph 7 shows the cost of securities compared with rate of return (investment income/cost of securities) from 1993 to 2007. The rate of return includes dividends and net profits from security sales, but it does not include unrealized profits. If unrealized profits had been included, the rate of return would have been higher.

The actual rate of return is more than three times the rate of return that the company would have received if the Company had invested exclusively in Treasury Bills. The Company, therefore, has benefited from the cash management policy of the past 15 years.

Graph 8: Portfolio of Treasury Securities at One Year constant maturity from 1993 -2007 from Federal Reserve Bank Data.

Graph 8 shows the market yield for the past 15 years on U.S Government Treasury securities at a one year constant maturity. The yields have ranged from a high of 6.11% in 2000 down to a low of 1.24% in 2003. The average yield for the past fifteen years is 4.25%, and the average interest rate for the past five years is 3.24%.

Graph 9: Comparison of Net Earnings with Hypothetical Earnings That Would Have Resulted Had the Company Invested in Treasury Bills with Yields reported by the Federal Reserve Bank from 1993-2007.

Graph 9 illustrates the same three sets of data as graphs 1 and 2, utilizing interest rates from Graph 8. The results are similar to those from the previous two graphs, validating the accuracy of those hypothetical predictions. Had the company invested in these or similar Treasury Bills, the company would have faced persistent losses over this 15 year period.

Graph 10: Hypothetical Change in Company Assets that Would Have Occurred Had Persistent Losses from Investment in Treasury Bills with Yields Reported by the Federal Reserve Bank Forced the Company to Cover Losses by Liquidating Sections of its Portfolio

Graph 10 illustrates the same scenario as Graphs 3 and 4, utilizing the interest rates from Graph 8. Again, the results are very similar to those from graphs 4 and 5, providing validation for the hypothetical predictions. By year end 2004, securities would have fallen to approximately $15 million, and securities by year end 2005 to been approximately $10 million. Had the company invested in these or similar Treasury Bills, by year end 2006, the value of the securities would have fallen to $5 million and the Company would likely have faced bankruptcy in 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Daxor Corporation

We have audited the accompanying consolidated balance sheets of Daxor Corporation and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daxor Corporation and subsidiary as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, NJ

March 28, 2008

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,029,834	$2,838,927
Receivable from broker (held in money market accounts)	10,495,417	—
Available-for-sale securities, at fair value	74,919,193	66,968,446
Securities sold, not received, at fair value	12,404,409	7,102,763
Accounts receivable, net of reserve of $57,655 in 2007 and $34,163 in 2006	214,334	174,109
Inventory	255,834	170,996
Prepaid expenses and other current assets	145,827	115,111

Total Current Assets	100,464,848	77,370,352

Property and equipment, net	2,058,494	763,802
Other assets	37,158	32,158

Total Assets	$102,560,500	$78,166,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$498,212	$399,141
Loans payable	3,314,303	3,483,161
Income taxes payable	1,295,668	13,826
Mortgage payable, current portion	37,313	—
Puts and calls, at fair value	5,972,632	2,682,545
Securities borrowed, at fair value	20,362,259	10,665,722
Deferred revenue	7,417	2,755
Deferred income taxes	15,726,213	15,281,370

Total Current Liabilities	47,214,017	32,528,520

LONG TERM LIABILITIES

Mortgage payable, less current portion	430,598	—

Total Liabilities	47,644,615	32,528,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,316,550 shares
Outstanding – 4,468,618 and 4,615,326 shares, respectively	53,165	53,165
Additional paid in capital	10,594,161	10,381,882
Accumulated other comprehensive income	29,205,823	28,379,687
Retained earnings	23,487,371	12,840,155
Less: cost of common stock held in treasury, at cost, 847,932 shares in 2007 and 701,224 in 2006	(8,424,635)	(6,017,097)

Total Stockholders’ Equity	54,915,885	45,637,792

Total Liabilities and Stockholders’ Equity	$102,560,500	$78,166,312

See accompanying notes to consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31

	2007	2006	2005

REVENUES:

Operating revenues - equipment sales and related services	$1,453,201	$1,055,706	$751,071

Operating revenues - cryobanking and related services	416,578	430,743	592,467

Total Revenues	1,869,779	1,486,449	1,343,538

Costs of Sales:

Costs of equipment sales and related services	634,938	585,742	530,652

Costs of cryobanking and related services	47,848	45,825	35,090

Total Costs of Sales	682,786	631,567	565,742

Gross Profit	1,186,993	854,882	777,796

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	2,390,352	2,195,371	2,082,835

Research and development-cryobanking and related services	186,356	137,028	69,426

Total Research and Development Expenses	2,576,708	2,332,399	2,152,261

Selling, General & Administrative Expenses:

Selling, general, and administrative; equipment sales and related services	3,326,211	3,645,655	3,105,119

Selling, general & administrative; cryobanking and related services	714,944	301,749	423,441

Total Selling, General & Administrative Expenses	4,041,155	3,947,404	3,528,560

Total Operating Expenses	6,617,863	6,279,803	5,680,821

Loss from Operations	(5,430,870)	(5,424,921)	(4,903,025)

Other income (expenses):

Dividend income-investment portfolio	2,419,476	2,273,737	2,511,054

Realized gains on sale of securities, net	14,853,934	3,316,710	1,515,653

Mark to market of short positions	357,337	(544,629)	(204,225)

Other revenues	11,112	13,838	14,686

Investment recovery	—	—	75,000

Interest expense, net of interest income of $12,838, $3,699 and $23,031	(197,211)	(363,952)	(296,114)

Administrative expenses relating to portfolio investments	(55,538)	(44,564)	(36,842)

Total Other income, net	17,389,110	4,651,140	3,579,212

Income (Loss) before income taxes	$11,958,240	($773,781)	($1,323,813)

Provision for income taxes	1,311,024	11,750	12,168

Net Income (Loss)	$10,647,216	($785,531)	($1,335,981)

Weighted average number of shares outstanding - basic and diluted	4,572,119	4,625,168	4,638,384

Net income (loss) per common equivalent share - basic and diluted	$2.33	($0.17)	($0.29)

DAXOR CORPORATION AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock

	Number of Shares Outstanding	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total	Comprehensive Income (Loss)

Balances, December 31, 2004	4,610,826	$53,097	$9,821,564	$21,053,089	$14,961,667	$(5,636,129)	$40,253,288

Change in unrealized gain on securities net of $213,257 deferred taxes				(515,339)			(515,339)	$(515,339)

Share adjustment		68	(68)

Net loss					(1,335,981)		(1,335,981)	(1,335,981)

Sale of treasury stock	27,500		482,406			79,447	561,853

Purchase of treasury stock	(7,900)					(219,020)	(219,020)

Comprehensive Income (Loss)								$(1,851,320)

Balances, December 31, 2005	4,630,426	$53,165	$10,303,902	$20,537,750	$13,625,686	$(5,775,702)	$38,744,801

Change in unrealized gain on securities, net of $4,222,581 deferred taxes				7,841,937			7,841,937	$7,841,937

Option based compensation expense			77,980				77,980

Net loss					(785,531)		(785,531)	(785,531)

Purchase of treasury stock	(15,100)					(241,395)	(241,395)

Comprehensive Income								$7,056,406

Balances, December 31, 2006	4,615,326	$53,165	$10,381,882	$28,379,687	$12,840,155	$(6,017,097)	$45,637,792

Change in unrealized gain on securities, net of $444,843 deferred taxes				826,136			826,136	$826,136

Option based compensation expense			43,937				43,937

Net income					10,647,216		10,647,216	10,647,216

Treasury stock issued upon exercise of stock options	17,100		168,342			91,578	259,920

Purchase of treasury stock	(163,808)					(2,499,116)	(2,499,116)

Comprehensive Income								$11,473,352

Balances, December 31, 2007	4,468,618	$53,165	$10,594,161	$29,205,823	$23,487,371	$(8,424,635)	$54,915,885

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,647,216	$(785,531)	$(1,335,981)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation & amortization	229,929	166,399	112,813
Provision for bad debts	23,492	(7,137)	41,300
Gain on sale of fixed assets	(151,016)	(29,802)	—
Loss on disposal of fixed assets	73,384	—	—
Non-cash consideration received on instrument sale (1)	(65,000)	—	—
Stock dividend income received on investments	—	(4,326)	(402,896)
Stock based compensation associated with employee stock option plans	43,937	77,980	—
Non-cash research and development Expense (1)	65,000	—	—
Gains on sale of investments, net	(14,853,934)	(3,316,710)	(1,515,653)
Marked to market adjustments on options and shorts	(357,337)	544,629	204,225
Investment recovery	—	—	(75,000)
Change in operating assets and operating liabilities:
(Increase)/decrease in accounts receivable (2)	(63,717)	(35,380)	24,795
(Increase) decrease in prepaid expenses & other current assets	(30,716)	115,521	(72,063)
(Increase) decrease in inventory	(84,838)	20,865	(52,523)
Increase in other assets	(5,000)	—	—
Increase (decrease) in accounts payable and accrued liabilities	99,071	(99,057)	422,862
Increase in Income Taxes Payable	1,281,842	—	—
Increase(decrease) in deferred income	4,662	(87,713)	(49,548)

Net cash used in operating activities	(3,143,025)	(3,440,262)	(2,697,669)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(1,642,489)	(344,534)	(285,002)
Proceeds from sale of fixed assets	195,500	65,000	—
Increase in securities sold, not received	(5,301,646)	(6,083,827)	(1,018,936)
Increase in securities borrowed	9,696,537	9,362,925	1,287,900
Purchases of put and call options	(772,799)	(224,165)	(368,159)
Sale of put and call options	18,662,703	6,710,808	3,059,531
Purchase of investments	(31,263,920)	(13,697,234)	(24,092,647)
Sales of investments	25,195,606	14,238,819	21,279,360

Net cash provided by (used in) investing activities	14,769,492	10,027,792	(137,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	1,400,000	—	—
Repayment of bank loan	(1,400,000)	—	—
Proceeds from margin loans	40,045,820	23,902,822	5,530,857
Repayment of margin loans	(50,710,095)	(27,503,033)	(2,950,144)
Proceeds from mortgage	500,000	—	—
Repayment of mortgage	(32,089)	—	—
Purchase of treasury stock	(2,499,116)	(241,395)	(219,020)
Proceeds from sale of treasury stock	259,920	—	561,853

Net cash (used in) provided by financing activities	(12,435,560)	(3,841,606)	2,923,546

Net increase (decrease) in cash and cash equivalents	(809,093)	2,745,924	87,924
Cash and cash equivalents at beginning of period	2,838,927	93,003	5,079

Cash and cash equivalents at end of period	$2,029,834	$2,838,927	$93,003

1.	The Company owed a hospital $65,000 of credits for Volumex Kits that were paid for and used in a research study.

2.	Changes in account classifications were made to consistently present investment activity and accrued liabilities as follows:

	a.	Accounts Receivable for the year ended December 31, 2005 only.

See accompanying notes to consolidated financial statements

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Daxor Corporation is a medical device manufacturing company that offers additional biotech services, such as cryobanking, through its wholly owned subsidiary Scientific Medical Systems Corp. The main focus of Daxor Corporation has been the development and marketing of an instrument that rapidly and accurately measures human blood volume. This instrument is used in conjunction with a single use diagnostic injection and collection kit that the Company also sells to its customers.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Daxor Corporation and Scientific Medical Systems Corp, a wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be all highly liquid investments purchased with an original maturity of 90 days or less. Normally, these consist of U.S. Treasury Bills. At December 31, 2007 and 2006 there were $1,970,872 and $2,491,571 of U.S. Treasury Bills included in Cash and Cash Equivalents.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities deferred option premiums and short term debt (loans payable and short positions on securities) approximate fair value because of their short maturities. The carrying amount of the mortgage payable is estimated to approximate fair value as the mortgage was closed in 2007 at a current interest rate.

Available-for-Sale Securities

          Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of electric utility companies) that management has determined meet the definition of available-for-sale under SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are stated at fair value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss), net of tax effects. Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

          At certain times, the Company will engage in short selling of stock. When this occurs, the short position is marked to the market and recorded as a realized sale. Any gain or (loss) is recorded for the period presented in the Statement of Operations.

          Historical cost is used by the Company to determine all gains and losses, and fair value is obtained by readily available market quotes on all securities

Puts and Calls at Fair Value

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

Securities borrowed at fair value

When a call option that has been sold short is exercised, a short position is created in the related common stock. The recorded cost of these short positions is the amount received on the sale of the stock plus the proceeds received from the underlying call option. These positions are shown on the Balance Sheet as “Securities borrowed at fair value” and the carrying value is reduced or increased at the end of each quarter by the mark to market adjustment which is recorded in accordance with SFAS No. 115 – Accounting for Certain Investments in Debt and Equity Securities.

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

2.

The Company maintains a diversified securities portfolio comprised primarily of electric utility preferred and common stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will engage in short position up to 15% of the value of its portfolio. The Company’s short position may temporarily rise to 20% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

3.	Investment in speculative issues, including short sales, maximum of 15%.

4.	Limited use of options to increase yearly investment income.

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

c.

Speculative Short Sales/Short Options. The Company limits its speculative transactions to no more than 15% of the value of the portfolio. The Company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the calls, the option is not exercised, and the Company records the proceeds from the sale of the call as income. If the call is exercised, the Company will have a short position in the related stock. The Company then has the choice of covering the short position or selling a put against it. If the put is exercised, the short position is covered. The Company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the Company may have so-called speculative positions equal to 15% of its accounts, in actual practice the average short stock positions usually account for less than 10% of the assets of the Company.

5.	In the event of a merger, the Company will elect to receive shares in the new company. In the event of a cash only offer, the Company will receive cash and be forced to sell its stock.

Accounts Receivable

Accounts receivable are reviewed by the Company at the end of each reporting period to determine the collectability based upon the aging of the balances and the history of the customer. As of December 31, 2007, the Company determined that a reserve of $57,655 should be placed against the outstanding receivable balance of $271,989. As of December 31, 2006, the Company determined that a reserve of $34,163 should be placed against the outstanding receivable balance of $208,272.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Currently, management does not believe there is any impairment of any long-lived assets.

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

When Blood Volume Analyzer equipment has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the equipment. After the one year period expires, customers may purchase a service contract through the Company, which is usually offered in one-year increments. These service contracts are recorded by the Company as deferred revenue and are amortized into income in the period in which they apply. As at December 31, 2007 and 2006, deferred revenue pertaining to these service contracts was $ 7,417and $0, respectively.

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

          Historically, service contracts were recorded by the Company as deferred revenue and were amortized into income in the period in which they were earned. Effective January 1, 2006, the company offers service contracts priced on annual basis which are billed quarterly and revenue is earned in the same calendar quarter that it is billed. There were three hospitals that the Company billed during the year ended December 31, 2007 for the entire amount of their annual service contract. As at December 31, 2007 and December 31, 2006, deferred revenue pertaining to the historical service contracts was $7,417 and $0 respectively.

Research and Development

Costs associated with the development of new products are charged to operations as incurred. Research and development costs for the years ended December 31, 2007, 2006 and 2005 were $2,576,708, $2,332,399 and $2,152,261. These amounts have been calculated according to the criteria specified in SFAS No. 2 – Accounting for Research and Development Costs

Advertising Costs

Advertising expenditures relating to the advertising and marketing of the Company’s products and services are expensed in the period incurred. Advertising Expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $ 18,050, $17,943 and $20,262.

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

In 2007, 2006 and 2005, stock options were not included in the computation of diluted loss per common share due to their anti-dilutive effect. The number of anti-dilutive stock options excluded from the computation of diluted loss per common share was 90,000, 96,500, and 78,100, respectively.

Leased Employees

The Company has entered into an agreement with ADP Total Source, whereby the Company leases its employees from ADP. The agreement requires the Company to reimburse ADP for all employee wages, related taxes, employee benefit costs and human resource fees.

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

Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company’s condensed consolidated financial statements as of, and for the year ended December 31, 2007, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

At December 31, 2007, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

At December 31, 2007, there is a total unvested stock-based compensation expense of $41,090 and a total weighted average remaining service term of 0.70 years. Total share-based compensation expense recognized in the Statement of Operations aggregated $43,937 for the year ended December 31, 2007 and $77,980 for the year ended December 31, 2006.

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

          The following table represents stock option activity for the year ended December 31, 2007:

	Number of Shares	Exercise Price	Remaining Contract Life

Outstanding options at beginning of period	96,500	$19.36	2.19Yrs
Granted	30,200	$16.84
Exercised	(17,100)	15.20
Canceled/Expired	(19,600)	$21.06

Outstanding options at end of period	90,000	$18.93	2.60Yrs

Outstanding exercisable at end of period	59,800	$19.99	2.93Yrs

On October 1, 2002 the Company granted options to an Officer of the Corporation giving him the right to purchase 20,000 shares of Daxor Common Stock at a price of $15.20. During the year ended December 31, 2007, the employee exercised 17,100 options and the remaining 2,900 expired without being exercised.

As part of this exercise of options, the Company sold 17,100 shares of Treasury stock for $15.20 during the year ended December 31, 2007 resulting in total proceeds due of $259,920.

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

2005

Net loss, as reported	$(1,335,981)
Deduct total stock-based employee compensation expense determined under fair-value-based method, net of tax	(82,790)

Proforma net income (loss)	$(1,418,771)

Pro forma net income (loss) per common share: basic and diluted	$(.31)

In 2007, 2006 and 2005 a total of 30,200, 36,900 and 25,000, respectively, of stock options were issued to various employees under the 2004 Stock Option Plan. The weighted-average fair value per stock option granted in 2007, 2006 and 2005 was $2.65, $2.95 and $3.40 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005: no dividend yield, expected volatility of 24.14%, 24.62% and 28.65%, respectively, risk-free interest rates of 4.14%, 4.34% and 3.32%, respectively and an expected life of 3.00 years for 2007, 2.67 years for 2006 and 2.25 years for 2005.

Recent Accounting Pronouncements

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company’s results of operations or its financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1M (SAB 108), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for the 2007 year. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purpose of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements - Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company. We are still assessing the potential impact of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS 160 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

In December 2007, the Securities and Exchange Commission (“ SEC ”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007).” SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS No. 141(R) will have a material impact on our financial condition or results of operation.

(2) AVAILABLE-FOR-SALE SECURITIES

Upon adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss) in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities, as at December 31, 2007 and December 31, 2006, of approximately 149.84% and 187.33%, respectively, over its historical cost.

In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been recorded net of the tax effect had these gains been realized.

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

	December 31, 2007
Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$29,802,511	$74,572,643	$47,224,495	$(2,454,363)
Debt	184,646	346,550	161,904	(0)

Total	$29,987,157	$74,919,193	$47,386,399	$(2,454,363)

	December 31, 2006
Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$23,122,744	$66,692,556	$43,836,526	$(266,714)
Debt	184,646	275,890	91,244	(0)

Total	$23,307,390	$66,968,446	$43,927,770	$(266,714)

At December 31, 2007, the securities held by the Company had a market value of $74,919,193 and a cost basis of $29,987,157 resulting in a net unrealized gain of $44,932,036 or 149.84% of cost.

At December 31, 2006, the securities held by the Company had a market value of $66,968,446 and a cost basis of $23,307,390 resulting in a net unrealized gain of $43,661,056 or 187.33% of cost.

At December 31, 2007 and December 31, 2006, marketable securities, primarily consisting of preferred and common stocks of utility companies, are valued at fair value. Debt securities consist of Corporate Bonds. As at December 31, 2006, the Company held $346,550 in bonds at various rates and maturities.

(3) Valuation and Qualifying allowance

The allowance for doubtful accounts for the years ended December 31, 2007, 2006, and 2005 were as follows:

Classifications	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year

Year ended December 31, 2005
Allowance for Doubtful Accounts	$—	$41,300	$—	$41,300
Year ended December 31, 2006
Allowance for Doubtful Accounts	41,300	—	7,137	34,163
Year ended December 31, 2007
Allowance for Doubtful Accounts	$34,163	$23,492	$—	$57,655

There was no inventory reserve recorded for the years ended December 31, 2007, 2006 and 2005. The inventory reflects proper valuation for slow moving and obsolete items.

(4) PROPERTY AND EQUIPMENT

Property and equipment as at December 31, 2007 and 2006, respectively, consist of:

	2007	2006

Machinery and equipment	$1,161,413	$975,656
BVA Equipment on trial	782,000	578,000
Land and Land Improvements	196,991	—
Buildings	598,422	—
Furniture and fixtures	352,972	338,473
Leasehold improvements	591,866	295,530

	3,683,664	2,187,659

Accumulated depreciation	(1,625,170)	(1,423,857)

Property and equipment, net	$2,058,494	$763,802

For the years ended December 31, 2007 and 2006, depreciation expense for the above listed assets was $ 229,929 and $166,399.

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

(5) OTHER ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management periodically reviews any goodwill or intangible assets for potential impairment. At December 31, 2007 and 2006, the Company had no intangible assets.

(6) LOANS AND MORTGAGE PAYABLE

          LOANS PAYABLE

          As at December 31, 2007 and 2006 the Company has a note payable of $1,500,000 and $1,500,000 respectively, with a bank. The note matures each year, with an option to renew, and is classified as short term. The note balance is an aggregate of borrowings (loans) that renews as one note each year. The interest rate on the note payable is the Bank’s Prime Interest rate less 1.50%. The interest rate on the total amount due resets whenever the Prime Interest rate changes.

          Interest expense on the note payable was $82,669 for the year ended December 31, 2007 and $88,377 for the year ended December 31, 2006.

The loans bear interest at approximately 5.75% at December 31, 2007 and 5.95% at December 31, 2006. These loans are secured by certain marketable securities of the Company.

Short term margin debt due to brokers is secured by the Company’s marketable securities and totaled $1,814,303 at December 31, 2007 and $1,983,161 at December 31, 2006.

          Interest expense on short term margin debt was $94,211 for the year ended December 31, 2007 and $278,937 for the year ended December 31, 2006.

SHORT-TERM BORROWINGS
Years Ended December 31, 2007 and 2006.

Column A	Column B	Column C	Column D	Column E	Column F

Category of aggregate short-term borrowings	Balance at the end of period	Weighted average interest rate at end of the period	Maximum amount outstanding during this period	Average amount outstanding during the period	Weighted average interest rates during the period

2007

Banks	$1,500,000	5.75%	$1,500,000	$1,200,000	6.89%

Brokers	$1,814,303	5.89%	$2,914,807	$1,481,789	6.36%

All Categories	$3,314,303	5.83%	$4,414,807	$2,681,789	5.93%

2006

Banks	$1,500,000	5.95%	$1,500,000	$1,500,000	5.95%

Brokers	$1,983,161	6.42%	6,752,666	3,620,616	7.70%

All Categories	$3,483,161	6.22%	$8,252,666	$5,120,616	7.17%

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

          The future payments of principal on the mortgage for each of the next five years are as follows:

12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

$ 37,313	40,306	43,431	46,798	$300,063

At December 31, 2007, the remaining principal due on the mortgage for the land and buildings in Oak Ridge, Tennessee is $467,911. Of this amount, $37,313 is due before December 31, 2008 and the remaining $430,598 is due after that date.

(7) SECURITIES BORROWED AT FAIR VALUE

At December 31, 2007 and 2006 the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed, at fair value” in the accompanying balance sheets. The cost basis of these positions or proceeds for these short sales were $18,712,876 and $10,166,081 at December 31, 2007 and 2006, respectively, and had respective market values of $20,362,259 and $10,665,722, resulting in mark to market adjustments of $(1,649,383) and $(499,641) at December 31, 2007 and 2006.

(8) PUTS AND CALLS, AT FAIR VALUE

At December 31, 2007 and 2006 the Company had open positions of put and call options on various stocks the company is willing to buy or sell.

The following summarizes the Company’s Put and Call Options as of December 31, 2007 and December 31, 2006.

Put and Call Options	Selling price	Fair value	Mark to Market Adjustment

December 31, 2007	7,645,833	5,972,632	1,673,201
December 31, 2006	2,848,667	2,682,545	166,122

(9) STOCK OPTIONS

In June 2004, the Company created the 2004 Stock Option Plan in an effort to provide incentive to employees, officers, agents, consultants, and independent contractors through proprietary interest. The Board of Directors shall act as the Plan Administrator, and may issue these options at its discretion. The maximum number of shares that may be issued under this Plan is 200,000 or 5% of the Company’s outstanding shares, whichever is greater. Prior to June 2004, the Company issued options to various employees under the previous Stock Option Plan that was also administered by the Board of Directors. All issuances have varying vesting and expiration timelines. As at December 31, 2007, 2006 and 2005, 59,800, 62,800 and 67,100 of the outstanding options were exercisable, respectively.

Details of employee option activity are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2004	62,500	$17.64
Granted	25,000	23.96
Exercised	(3,200)	15.73
Cancelled/Expired	(6,200)	21.36

Outstanding, December 31, 2005	78,100	$17.64
Granted	36,900	19.47
Exercised	—	—
Cancelled/Expired	(18,500)	19.92

Outstanding, December 31, 2006	96,500	$19.36
Granted	30,200	16.84
Exercised	(17,100)	15.20
Cancelled/Expired	(19,600)	21.06

Outstanding, December 31, 2007	90,000	$18.93

Outstanding - excercisable, December 31, 2007	59,800	$19.99

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2007:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable December 31, 2007	Weighted- Average Exercise Price

Below - $16.00	16,700	2.05 years	$15.64	12,500	$15.77
$16.01 - $18.00	35,000	3.57 years	$16.99	9,000	$16.70
$18.01 - $20.00	1,000	1.51 years	$19.44	1,000	$19.44
$20.01 - $22.00	22,300	1.94 years	$21.44	22,300	$21.44
$22.01 - $25.00	11,000	1.94 years	$22.68	11,000	$22.68
$25.01 – above	4,000	2.12 years	$25.20	4,000	$25.20

	90,000	2.60 years	$18.93	59,800	$19.99

In addition to the employee options described above, the Company issued 25,000 options to a non-employee consultant on March 1, 2002 at an exercise price of $21.00. These options were exercised during 2005.

On October 1, 2002 the Company granted options to an Officer of the Corporation giving him the right to purchase 20,000 shares of Daxor Common Stock at a price of $15.20. During the year ended December 31, 2007, the employee exercised 17,100 options and the remaining 2,900 expired without being exercised.

1,000 options were granted to a member of the Board of Directors of the Company on July 5, 2006 at an exercise price of $19.44. This member of the Board of Directors received a grant of an additional 1,000 options on October 26, 2007 at an exercise price of $17.47.These options are reflected in the schedule shown above.

Another member of the Board of Directors received a grant of 2,000 options on April 12, 2007 at an exercise price of $15.11. These options are reflected in the schedule shown above.

(10) CURRENT INCOME TAXES

The provision for income taxes, all of which is current, is comprised of the following:

	2007	2006	2005

Federal
Undistributed PHC tax	1,021,164
AMT Tax	219,977

State Franchise taxes	69,883	11,750	12,168

Total Current Tax Provision	1,311,024	11,750	12,168

The current federal income tax is comprised of the personal holding company (PHC) income tax assessment of $1,021,164 and the Alternative Minimum Tax (AMT) of $219,977.

Under Internal revenue code section 542 a company is defined as a PHC if it meets both an ownership test and an income test. The ownership test is met if a company has five or fewer shareholders that own more than 50% of the company, which is applicable to Daxor.  The income test is met if PHC income items such as dividends, interest and rents exceed 60% of adjusted ordinary gross income. Adjusted ordinary income is defined as all items of income except capital gains.  For the year ended December 31, 2007, more than 60% of Daxor’s adjusted gross income came from items defined as PHC income.

Determining the PHC tax liability requires computing Daxor’s “undistributed PHC income” and taxing such PHC income at the statutory rate of 15%. Undistributed PHC income is current year taxable income of the Company, exclusive of the net operating loss carry forward deduction that is allowed for regular tax purposes. Undistributed PHC income for the year ended December 31, 2007 was $11,096,760. The calculation does allow for certain deductions and the most significant of these deductions is long-term capital gains, which for Daxor in 2007 was $4,063,828.  During 2007 the Company had a large amount of short-term capital gains totaling $10,258,359. Short term capital gains are not a deduction for PHC tax purposes, and therefore the Company had undistributed PHC income of $6,807,758, that gave rise to the PHC tax liability. To avoid the PHC tax, the Company could have elected to distribute its undistributed PHC income as a dividend to its shareholders and the Company elected not to do so.

The AMT liability is caused because the statute limits AMT NOL carry forwards to 90% of AMT taxable income, leaving 10% to be taxed at AMT rates.

The federal tax liability was paid on March 17, 2008.

The long and short term capital gains are shown on the Income Statement as part of “Gains on sales of securities, net”.

State franchise taxes are based on the company’s net worth.

The following is a reconciliation for the year ended December 31, 2007 between the federal statutory rate of 35% and the effective rate:

Book Income	3,726,525	35.00%

Non-deductible items	459,110	4.31%

Franchise Tax	69,883	0.66%

Undistributed PHC tax	1,021,164	9.59%

AMT Tax	219,977	2.07%

Dividend deduction	(592,771)	-5.57%

NOL Utilization	(3,592,864)	-33.74%

	1,311,024	12.32%

By statute, the tax years ended December 31, 2003 through December 31, 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

(11) DEFERRED INCOME TAXES

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

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the history of losses and the variability of operating results. These net operating losses and corresponding expiration dates are as follows:

Net Operating Loss	Expiration Date – December 31;

$723,939	2022
$2,362,191	2023
$1,964,522	2024
$2,916,514	2025
$1,776,823	2026

The deferred tax liability that results from the marketable securities does not flow through the Statement of Operations due to the classification of the marketable securities as available-for-sale. Instead, the deferred tax liability is recorded against the Accumulated Other Comprehensive Income, in the Stockholders’ Equity section of the Balance Sheet.

The deferred tax computations, computed at federal statutory rates of 35% in 2007 and 35% in 2006, are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$3,410,396	$5,724,139
Valuation allowance	(3,410,396)	(5,724,139)

Total deferred tax assets	0	0

Deferred tax liabilities:
Fair market value adjustment for available-for-sale securities	$15,726,213	$15,281,370

As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $5,724,139 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2007 we have $ 3,410,396 of unrecognized tax benefits.

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at December 31, 2007 and December 31, 2006 that it is more likely than not that these benefits will be realized. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The decrease in the valuation allowance of approximately $2,314,000 was due to the decrease in the net operating loss of Daxor Corporation and subsidiary.

(12) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At December 31, 2007, stocks representing 97.98% of the market value of common stocks held by the Company were listed on either the New York Stock Exchange (NYSE) or the American Stock Exchange (AMEX). The Company maintains its investments in six different brokerage accounts, four at UBS, one at Merrill Lynch and one at JP Morgan Chase. The limits of this insurance which is offered by the Securities Investor Protection Corporation (SIPC) is up to $100,000 for the total amount of cash on deposit and up to $500,000 for the total amount of securities held at Merrill Lynch and JP Morgan Chase. UBS provides supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at December 31, 2007, the fair market value of securities in excess of the insured limits is $26,820,046 and the cash on deposit in excess of the insured limit is $9,395,416.

In the Company’s fiscal year ended December 31, 2007 there were three customers (hospitals) that accounted for 32% of the Company’s total consolidated sales. Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All three of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

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

As disclosed in our Form 10-Q for the period ended September 30, 2007, the Centers for Medicare and Medicaid Services (CMS) implemented a significant policy change affecting the reimbursement for all diagnostic radiopharmaceutical products and contrast agents which was effective as of January 1, 2008. Diagnostic radiopharmaceuticals such as Daxor’s Volumex will not be separately reimbursable by Medicare for outpatient services. At this time, it is unclear if this policy change will also be implemented by private third party health insurance companies.

The reimbursement policy for hospital outpatients through December 31, 2007 included payment for both the cost of the procedure to perform a blood volume analysis (BVA) and the radiopharmaceutical (Daxor’s Volumex radiopharmaceutical). CMS’s new policy only includes the reimbursement for the procedure and would require the hospital to absorb the cost of the radiopharmaceutical. There will be an upward adjustment for the procedure code to include some of the costs of the radiopharmaceutical. However, this upward adjustment does not entirely cover the costs associated with the procedure and the radiopharmaceutical.

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

          As disclosed in our Forms 10-Q for the quarters ended June 30, 2007 and September 30, 2007, the Company received a verbal request from the Northeast Regional Office of the United States Securities and Exchange Commission (SEC) in June of 2007 for information pertaining to discussions that had taken place at previous meetings with representatives of the SEC in 1984 and 1992. The Company has complied with that request.

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

The Company has incurred claims in the normal course of business. None of these claims had a material effect on the financial statements. At the present time there are no pending legal claims.

(13) RELATED PARTY TRANSACTIONS

The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received from the President of the Company in the years ended December 31, 2007, 2006 and 2005 was $11,022, $10,646 and $9,750.

Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh. In 2007 he provided specialized consulting services with respect to the blood volume analyzer for which he received a salary of $18,720 plus benefits. He is expected to provide a limited amount of consultative help in the filing of the additional patents in 2008.

(14) RESEARCH AND DEVELOPMENT EXPENSES

All research and development costs are expensed in the period they are incurred. Research and development costs for the years ended December 31, 2007, 2006 and 2005 were $2,576,708, $2,332,339 and $2,152,261. These amounts have been classified according to the criteria specified in SFAS No. 2 – Accounting for Research and Development Costs.

(15) INTEREST EXPENSE AND INCOME

Interest expense was $210,049, $367,651, and $319,145 and interest income was $12,838, $3,699, and $23,031 in 2007, 2006, and 2005 respectively.

(16) COMMITMENTS

(A) Operating Leases

The Company leases office and laboratory space in both New York City. The lease agreement for the New York City facility is a non-cancelable lease, subject to annual increases based on the Consumer Price Index, and will expire on December 31, 2015.

The Company subleased space in its New York facility to a related party and a third party in 2007, 2006 and 2005. As of December 31, 2007, the Company is only subleasing space to a related third party. The amount of rental income received for the year ended December 31, 2007, 2006 and 2005 was $11,022, $13,646 and $14,686 and is classified as other income in the Statement of Operations.

Future minimum rental payments under the non-cancelable operating lease, exclusive of future cost of living and tax escalation increases, are as follows:

2008	$336,264
2009	$336,264
2010	$336,264
2011	$336,264
2012	$336,264
Thereafter	$1,008,792

Rent expense for all non-cancelable operating leases was $371,561, $352,560, and $284,147 for the years ended December 31, 2007, 2006 and 2005 respectively.

(17) SUBSEQUENT EVENTS

There were no subsequent events which took place after December 31, 2007 which required disclosure in this Form 10-K.

(18) SEGEMENT REPORTING

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

The following tables summarize the results of each segment described above for the years ended December 31, 2007, 2006 and 2005.

	December 31, 2007

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$1,453,201	$416,578	—	$1,869,779

Cost of sales	634,938	47,848	—	682,786
Research and Development	2,390,352	186,356	—	2,576,708
Selling, general and administrative expenses	3,326,211	714,944	—	4,041,155

Operating loss	(4,898,300)	(532,570)	—	(5,430,870)

Investment income, net
Dividends	—	—	2,419,476	2,419,476
Gain on sales of securities, net	—	—	14,853,934	14,853,934
Mark to market of short positions	—	—	357,337	357,337
Administrative expenses relating to portfolio investments	—	—	(55,538)	(55,538)

Total Investment income, net	—	—	17,575,209	17,575,209

Interest expense, net, of interest income of $12,838	(33,169)	—	(164,042)	(197,211)

Other income	11,022	90	0	11,112

Income (loss) before income taxes	(4,920,447)	(532,480)	17,411,167	11,958,240

Income tax expense	56,328	563	1,254,133	1,311,024

Net income (loss)	$(4,976,775)	$(533,043)	$16,157,034	$10,647,216

Total assets	$4,594,491	$146,990	$97,819,019	$102,560,500

	December 31, 2006

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$1,055,706	$430,743	$—	$1,486,449

Cost of sales	585,742	45,825	—	631,567
Research and Development	2,195,371	137,028	—	2,332,399
Selling, general and administrative expenses	3,645,655	301,749	—	3,947,404

Operating loss	(5,371,062)	(53,859)	—	(5,424,921)

Investment income
Dividends	—	—	2,273,737	2,273,737
Gain on sales of securities, net	—	—	3,316,710	3,316,710
Mark to market of short positions	—	—	(544,629)	(544,629)
Administrative expenses relating to portfolio investments	—	—	(44,564)	(44,564)

Total Investment income, net	—	—	5,001,254	5,001,254

Interest income (expense), net of interest income of $3,699	—	(258)	(363,694)	(363,952)
Other income	13,652	186	—	13,838

Income (loss) before income taxes	(5,357,410)	(53,931)	4,637,560	(773,781)

Income tax expense	11,350	400	—	11,750

Net income (loss)	$(5,368,760)	$(54,331)	$4,637,560	$(785,531)

Total assets	$3,978,385	$116,718	74,071,209	$78,166,312

	December 31, 2005

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$751,071	$592,467	—		$1,343,538

Cost of sales	530,652	35,090	—		565,742
Research and Development	2,082,835	69,426	—		2,152,261
Selling, general and administrative expenses	3,105,119	423,441	—		3,528,560

Operating income (loss)	(4,967,535)	64,510	—		(4,903,025)

Investment income
Dividends	—	—	2,511,054		2,511,054
Gain on sales of securities, net	—	—	1,515,653		1,515,653
Mark to market of short positions	—	—	(204,225)		(204,225)
Investment Recovery			75,000		75,000
*Administrative expenses relating to portfolio investments	—	—	(36,842)		(36,842)

Total Investment income, net	—	—	3,860,640		3,860,640

Interest expense, net of interest income of $23,031	—	803	(296,917)		(296,114)

Other income	13,850	836	0		14,686

Income (loss) before income taxes	(4,953,685)	66,149	3,563,723		(1,323,813)

Income tax expense	11,601	567	—		12,168

Net income (loss)	$(4,965,286)	$65,582	$3,563,723	$	$ (1,335,981)

Total assets	$2,191,982	$127,065	$57,246,006		$59,565,053

(19) SELECTED FINANCIAL DATA

Summary of Quarterly Financial Data (Unaudited) for the Year Ended December 31, 2007

Description	Quarter ended 03/31/07	Quarter ended 06/30/07	Quarter ended 09/30/07	Quarter ended 12/31/07

Operating Revenues	$505,882	$545,318	$349,547	$469,032
Operating Expenses including Cost of Sales	$1,711,749	$1,779,579	$1,918,386	$1,890,935

Other Income	$4,265,861	$3,574,176	$3,524,442	$6,024,631
Income Taxes	—	—	—	$1,311,024

Net Income	$3,059,994	$2,339,915	$1,955,603	$3,291,704
Income Per Share	$0.66	$0.51	$0.43	$0.73

Summary of Quarterly Financial Data (Unaudited) for the Year Ended December 31, 2006

Description	Quarter ended 03/31/06	Quarter ended 06/30/06	Quarter ended 09/30/06	Quarter ended 12/31/06

Operating Revenues	$342,146	$389,322	$420,140	$334,841
Operating Expenses including Cost of Sales	$1,614,265	$1,914,928	$1,663,524	$1,718,653
Other Income	$1,233,137	$1,659,926	$315,592	$1,442,485
Income Taxes	—	—	—	$11,750
Net Income (Loss)	$(38,982)	$134,320	$(927,792)	$46,923
Income (Loss) Per Share	$(0.01)	$0.03	$(0.20)	$0.01

The consolidated statements of operations data for the years ended December 31, 2007, 2006, 2005 are derived from our audited consolidated financial statements that are included herein. The consolidated statements of operations data for the years ended December 31, 2004 and 2003 have been derived from audited consolidated financial statements that are not included in this report.

Operations Data:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Operating revenues	$1,869,779	$1,486,449	$1,343,538	$1,066,314	$1,013,647

Total revenues	1,869,779	1,486,449	1,343,538	1,066,314	1,013,647

Costs and expenses:

Operations of laboratories & costs of production	682,786	631,567	565,742	251,622	246,206
Research and Development	2,576,708	2,332,399	2,152,261	1,566,115	1,246,526

Selling, general and administrative	4,041,155	3,947,404	3,528,560	2,790,444	2,600,310

Total costs and expenses	7,300,649	6,911,370	6,246,563	4,608,181	4,093,042

Loss from operations	(5,430,870)	(5,424,921)	(4,903,025)	(3,541,867)	(3,079,395)

Other Income and Expenses:
Dividend income	2,419,476	2,273,737	2,511,054	1,990,669	1,897,669
Gains on sale of investments	14,853,934	3,316,710	1,515,653	989,599	238,550
Mark to Market of Short Positions	357,337	(544,629)	(204,225)	266,807	115,871
Other revenues	11,112	13,838	14,686	15,245	15,571
Investment Recovery	—	—	75,000	—	—
Admin Expense relating to portfolio investments	(55,538)	(44,564)	(36,842)	(1,126)	0

Interest expense, net of Interest Income	(197,211)	(363,952)	(296,114)	(108,949)	(83,133)

Total Other Income and Expenses	17,389,110	4,651,140	3,579,212	3,152,245	2,184,528

Income (Loss) before income taxes	11,958,240	(773,781)	(1,323,813)	(389,622)	(894,867)

Provision for income taxes	1,311,024	11,750	12,168	—	—

Net Income (Loss)	$10,647,216	$(785,531)	$(1,335,981)	$(389,622)	$(894,867)

Weighted average number of common shares outstanding - basic and diluted	4,572,119	4,625,168	4,638,384	4,615,993	4,645,700

Income (Loss) per common equivalent share - basic and diluted	$2.33	$(0.17)	$(0.29)	$(0.08)	$(0.19)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None to report.

Item 9A.	Controls and Procedures

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

In late 2005, the Company hired a Controller, who is a Certified Public Accountant to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. The Company temporarily hired two Certified Public Accountants to assist with the work required to bring our prior financial statements into compliance with all reporting requirements. It is management’s intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding. Management now believes the internal controls and disclosure controls and procedures in place at December 31, 2007 to be effective.

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

          The information required by item 10 is incorporated by reference to our proxy statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2007 year end.

Item 11.	Executive Compensation.

          The information required by item 11 is incorporated by reference to our proxy statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2007 year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information required by item 12 is incorporated by reference to our proxy statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2007 year end.

Item 13.	Certain Relationships and Related Transactions.

There are no relationships or related transactions beyond those which have been disclosed in the 10-K.

Item 14.	Principal Accounting Fees and Services.

For the years ended December 31, 2007 and December 31, 2006, the Company paid (or will pay) the following fees to Rotenberg Meril Solomon Bertiger & Guttilla, PC, its independent registered accounting firm, for services rendered during the year or for the audit in respect of those years:

Fee Type	2007	2006

Audit Fees (1)	$104,863	$104,185
Tax Fees (2)	10,346	5,000
All Other Fees	2,565	—

Total	$117,774	$109,185

(1)	Fees paid for professional services rendered in connection with the audit of the annual financial statements and review of the quarterly financial statements for each fiscal year.

(2)	Represents fees paid for tax compliance, tax planning and related tax services.

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

Dated: March 31, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Feldschuh	President and Director Principal Executive Officer	March 31, 2008

Joseph Feldschuh, M.D.

/s/ Stephen Feldschuh	Chief Operating Officer	March 31, 2008

Stephen Feldschuh

/s/ David Frankel	Chief Financial Officer	March 31, 2008

David Frankel

/s/ Diane M. Meegan	Corporate Secretary	March 31, 2008

Diane M. Meegan

/s/ Robert Willens	Director	March 31, 2008

Robert Willens

/s/ James Lombard	Director	March 31, 2008

James Lombard

/s/ Martin Wolpoff	Director	March 31, 2008

Martin Wolpoff

/s/ Stephen Valentine	Director	March 31, 2008

Stephen Valentine

/s/ Robert Moussa	Director	March 31, 2008

Robert Moussa

Board of Directors:

Name	Title

Dr. Joseph Feldschuh	Chairman, President, & CEO
James Lombard	Director
Martin Wolpoff	Director
Robert Willens	Director
Stephen Valentine	Director
Robert Moussa	Director