Form 10-Q
period 2008-03-31
DAXOR CORP
filed 2008-05-15
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED MARCH 31, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,365,518 OUTSTANDING AT April 30, 2008

COMMON STOCK PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Index to Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	F-1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 – (Unaudited)	F-2

	Notes to Condensed Consolidated Financial Statements – (Unaudited)	F-4-18

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED March 31, 2008	AUDITED December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,110,018	$2,029,834
Receivable from broker (held in money market accounts)	5,182,991	10,495,417
Available-for-sale securities, at fair value	69,600,036	74,919,193
Securities sold, not received at fair value	2,659,712	12,404,409
Accounts receivable, net of allowance for doubtful accounts of $57,655 in 2008 and $57,655 in 2007	229,700	214,334
Inventory	410,210	255,834
Prepaid expenses and other current assets	118,929	145,827

Total Current Assets	79,311,596	100,464,848

Property and equipment, net	2,121,837	2,058,494
Other assets	37,158	37,158

Total Assets	$81,470,591	$102,560,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$311,672	$498,212
Loans payable	2,592,418	3,314,303
Income taxes payable	—	1,295,668
Mortgage payable, current portion	38,102	37,313
Put and call options, at fair value	7,685,008	5,972,632
Securities borrowed, at fair value	4,245,368	20,362,259
Deferred revenue	4,431	7,417
Deferred income taxes	11,853,505	15,726,213

Total Current Liabilities	26,730,504	47,214,017

LONG TERM LIABILITIES

Mortgage payable, less current portion	420,696	430,598

Total Liabilities	27,151,200	47,644,615

COMMITMENTS AND CONTINGENICES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,402,818 and 4,468,618 shares at March 31, 2008 and December 31, 2007,respectively	53,165	53,165
Additional paid in capital	10,612,016	10,594,161
Accumulated other comprehensive income	22,013,651	29,205,823
Retained earnings	30,808,379	23,487,371
Treasury stock, at cost, 913,732 and 847,932 shares of Treasury stock at March 31, 2008 and December 31, 2007, respectively	(9,167,820)	(8,424,635)

Total Stockholders’ Equity	54,319,391	54,915,885

Total Liabilities and Stockholders’ Equity	$81,470,591	$102,560,500

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31, 2008	March 31, 2007

REVENUES:

Operating Revenues – equipment sales and related services	$323,780	$394,226
Operating Revenues – cryobanking and related services	97,133	111,656

Total Revenues	420,913	505,882

Cost of Sales:

Cost of equipment sales and related services	138,614	139,060
Cost of cryobanking and related services	13,400	12,475

Total Cost of Sales	152,014	151,535

Gross Profit	268,899	354,347

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	559,309	548,190
Research and development-cryobanking and related services	48,242	56,041

Total Research and Development Expenses	607,551	604,231

Selling, General & Administrative Expenses:

Selling, general, and administrative; equipment sales and related services	770,595	754,780
Selling, general, and administrative; cryobanking and related services	159,554	201,203

Total Selling, General & Administrative Expenses	930,149	955,983

Total Operating Expenses	1,537,700	1,560,214

Loss from Operations	(1,268,801)	(1,205,867)

Other income (expenses):

Dividend income-investment portfolio	630,782	711,429
Realized gains on sale of securities, net	5,830,999	1,626,430
Mark to market of short positions	2,176,041	2,014,798
Other revenues	2,916	2,755
Interest expense, net of interest income of $11,185 and $10,072	(29,515)	(77,413)
Administrative expense relating to portfolio investments	(21,414)	(12,138)

Total Other Income, net	8,589,809	4,265,861

Income before income taxes	$7,321,008	$3,059,994

Income tax expense	—	—

Net income	$7,321,008	$3,059,994

Weighted average number of shares outstanding- basic and diluted	4,421,518	4,606,787

Net income per common equivalent share - basic and diluted	$1.66	$0.66

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,321,008	$3,059,994

Adjustment to reconcile net income(loss) to net cash used in operating activities:
Depreciation	68,659	52,531
Non-cash compensation expense associated with employee stock compensation plans	17,855	4,518
Gain on sale of fixed assets	—	(102,449)
Gains on sale of investments	(5,830,999)	(1,626,430)
Mark to market adjustments on options & short sales	(2,176,041)	(2,014,798)

Change in operating assets and liabilities:
Increase in accounts receivable	(15,366)	(175,816)
Decrease in prepaid expenses & other current assets	26,898	16,623
Increase in inventory	(154,376)	(38,063)
Increase in other assets	—	(2,050)
Decrease in accounts payable and accrued liabilities	(186,540)	(1,811)
Decrease in income taxes payable	(1,295,668)	—
Decrease in deferred revenue	(2,986)	(1,264)

Net cash used in operating activities	(2,227,556)	(829,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(132,002)	(891,842)
Proceeds from sale of fixed assets	—	130,500
Decrease in securities sold, not received at fair market value	9,744,697	1,157,212
Decrease in securities borrowed, at fair market value	(16,116,891)	(1,871,927)
Purchases of put and call options	(28,607)	(245)
Sales of put and call options	8,434,122	3,096,982
Acquisition of available for sale securities	(14,983,059)	(7,827,157)
Proceeds from sale of available for sale securities	10,551,237	7,986,923

Net cash (used in) provided by investing activities	(2,530,503)	1,780,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin payable	17,308,753	10,924,756
Repayment of margin payable	(12,618,212)	(14,972,469)
Repayment of bank loan	(100,000)	—
Purchase of treasury stock	(743,185)	(158,090)
Proceeds from mortgage payable	—	500,000
Repayment of mortgage payable	(9,113)	(5,930)

Net cash provided by (used in) financing activities	3,838,243	(3,711,733)

Net decrease in cash and cash equivalents	(919,816)	(2,760,302)
Cash and cash equivalents at beginning of period	2,029,834	2,838,927

Cash and cash equivalents at end of period	$1,110,018	$78,625

Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter for:
Interest	$40,699	$87,484
Income taxes	$1,302,210	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2007, 2006 and 2005, included in Daxor Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year December 31, 2008.

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

Reclassifications

          Reclassifications occurred to certain prior year amounts in order to conform to the current year classifications. The reclassifications have no effect on the reported net income.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

Cash and Cash Equivalents

          Cash and cash equivalents include time deposits and short term investments with original maturities of three months or less. Normally, these short term investments consist of U.S. Treasury Bills. At March 31, 2008 and March 31, 2007 there were $980,946 and $0 worth of short term investments respectively included as cash equivalents.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
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

Put and Call Options at fair value

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

Investment Goals, Strategies and Policies

          The Company’s investment goals are capital preservation and maintaining returns on capital with a high degree of safety. These goals are accomplished through the following strategies and policies:

1.

The Company maintains a diversified securities portfolio comprised primarily of dividend bearing electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will periodically have short positions of up to 15% of the value of its portfolio. The Company’s short position may temporarily rise to 20% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 85% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

2.	Investment in speculative issues, including short sales, maximum of 15%.

3.	Limited use of options to increase yearly investment income.

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

c.

Speculative Short Sales/Short Options. The company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the calls, the option is not exercised, and the company records the proceeds from the sale of the call as income. If the call is exercised, the company will have a short position in the related stock. The company then has the choice of covering the short position or selling a put against it. If the put is exercised, the short position is covered. The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 15% of its accounts, in actual practice the short stock positions usually account for less than 10% of the assets of the company.

4.	In the event of a merger, the Company will elect to receive shares in the new company. In the event of a cash only offer, the Company will receive cash and be forced to sell it stock.

Accounts Receivable

Accounts receivable are reviewed by the Company at the end of each reporting period to determine the collectability based upon the aging of the balances and the history of the customer. As of March 31, 2008, the Company determined that a reserve of $57,655 should be placed against the outstanding receivable balance of $287,355. As of December 31, 2007, the Company determined that a reserve of $57,655 should be placed against the outstanding receivable balance of $271,989.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

          Historically, service contracts were recorded by the Company as deferred revenue and were amortized into income in the period in which they were earned. Effective January 1, 2006, the company offers service contracts priced on annual basis which are billed quarterly and revenue is earned in the same calendar quarter that it is billed. As at March 31, 2008 and December 31, 2007, deferred revenue pertaining to the historical service contracts was $4,229 and $7,417 respectively.

Advertising Costs

Advertising expenditures relating to the advertising and marketing of the Company’s products and services are expensed in the period incurred. Advertising Expenses for the quarters ended March 31, 2008 and 2007 amounted to $ 3,516 and $ 3,496.

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

For the quarters ended March 31, 2008 and 2007, stock options were not included in the computation of diluted loss per common share due to their anti-dilutive effect. The number of anti-dilutive stock options excluded from the computation of diluted loss per common share was 110,500 and 91,900, respectively.

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

          Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2008, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

          SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

          At March 31, 2008, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

          At March 31, 2008, there is a total unvested stock-based compensation expense of $ 51,945 and a total weighted average remaining term of 0.71 years. Total share-based compensation expense recognized in the Statement of Operations aggregated $17,855 for the three months ended March 31, 2008 and $4,518 for the three months ended March 31, 2007.

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

          The following table represents stock option activity for the three months ended March 31, 2008:

	Number of Shares	Exercise Price	Remaining Contract Life

Outstanding options at beginning of period	90,000	$18.93	2.60Yrs
Granted	22,000	$11.39
Canceled	(1,500)	$18.18

Outstanding options at end of period	110,500	$17.44	2.88Yrs

Outstanding exercisable at end of period	58,300	$20.04	1.87Yrs

(2) AVAILABLE-FOR-SALE SECURITIES

          Upon adoption of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss) in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities, as of March 31, 2008 and December 31, 2007, of approximately 94.78% and 149.84%, respectively, over its historical cost.

          In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been made net of the tax effect had these gains been realized.

          The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

	March 31, 2008

Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$35,667,110	$69,569,236	$40,409,648	$(6,507,522)
Debt	65,770	30,800	—	(34,970)

Total	$35,732,880	$69,600,036	$40,409,648	$(6,542,492)

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

	December 31, 2007

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$29,802,511	$74,572,643	$47,224,495	$(2,454,363)
Debt	184,646	346,550	161,904	—

Total	$29,987,157	$74,919,193	$47,386,399	$(2,454,363)

          At March 31, 2008 the securities held by the Company had a market value of $69,600,036 and a cost basis of $35,732,880 resulting in a net unrealized gain of $33,867,156 or 94.78% of cost.

          At December 31, 2007, the securities held by the Company had a market value of $74,919,193 and a cost basis of $29,987,157 resulting in a net unrealized gain of $44,932,036 or 149.84% of cost.

          At March 31, 2008 and December 31, 2007, marketable securities primarily consist of preferred and common stocks of utility companies, and are valued at fair value. Debt securities consist of corporate bonds and notes at March 31, 2008 and these items have a cost of $65,770 and are scheduled to mature at various dates through May 2048.

(3) Valuation and Qualifying allowance

The allowance for doubtful accounts for the quarters ended March 31, 2008 and 2007 were as follows:

Classifications	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Quarter

Quarter ended March 31, 2007
Allowance for Doubtful Accounts	34,163	—	—	34,163
Quarter ended March 31, 2008
Allowance for Doubtful Accounts	$57,655	$—	$—	$57,655

There was no inventory reserve recorded for the quarters ended March 31, 2008 and 2007. The inventory reflects proper valuation for slow moving and obsolete items.

(4) SEGMENT ANALYSIS

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

          The following table summarizes the results of each segment described above for the three months ended March 31, 2008.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

	March 31, 2008

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$323,780	$97,133	$—	$420,913
Cost of sales	138,614	13,400	—	152,014
Research and development expenses	559,309	48,242	—	607,551
Selling, general and administrative expenses	770,595	159,554	—	930,149

Operating loss	(1,144,738)	(124,063)	—	(1,268,801)

Investment income, net
Dividends	—	—	630,782	630,782
Gain on sales of securities, net	—	—	5,830,999	5,830,999
Mark to market of short positions	—	—	2,176,041	2,176,041
Administrative expenses relating to portfolio investments	—	—	(21,414)	(21,414)

Total Investment income, net	—	—	8,616,408	8,616,408

Interest expense, net	(8,684)	—	(20,831)	(29,515)
Other income	2,870	46	—	2,916

Income (loss) before income taxes	(1,150,552)	(124,017)	8,595,577	7,321,008
Income tax expense	—	—	—	—

Net income (loss)	$(1,150,552)	$(124,017)	$8,595,577	$7,321,008

Total assets	$3,817,377	$210,475	$77,442,739	$81,470,591

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the three months ended March 31, 2007

	March 31, 2007

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$394,226	$111,656	$—	$505,882
Cost of sales	139,060	12,475	—	151,535
Research and development expenses	548,190	56,041	—	604,231
Selling, general and administrative expenses	754,780	201,203	—	955,983

Operating loss	(1,047,804)	(158,063)	—	(1,205,867)

Investment income
Dividends	—	—	711,429	711,429
Gain on sales of securities, net	—	—	1,626,430	1,626,430
Mark to market of short positions	—	—	2,014,798	2,014,798
Administrative expenses relating to portfolio investments	—	—	(12,138)	(12,138)

Total Investment income, net	—	—	4,340,519	4,340,519

Interest expense, net	(5,935)	—	(71,478)	(77,413)
Other income	2,755	—	—	2,755

Income (loss) before income taxes	(1,050,984)	(158,063)	4,269,041	3,059,994
Income tax expense	—	—	—	—

Net income (loss)	$(1,050,984)	$(158,063)	$4,269,041	$3,059,994

Total assets	$2,220,626	$124,739	$81,122,906	$83,468,271

(5)  PROPERTY AND EQUIPMENT

       Property and equipment as at March 31, 2008 and December 31, 2007, consists of:

	March 31, 2008	December 31, 2007

Machinery and equipment	$1,286,856	$1,161,413
BVA Equipment on trial	782,000	782,000
Land and Land Improvements	196,991	196,991
Buildings	598,422	598,422
Furniture and fixtures	356,862	352,972
Leasehold improvements	594,535	591,866

Total Cost	$3,815,666	$3,683,664
Accumulated depreciation and amortization	(1,693,829)	(1,625,170)

Property and equipment, net	$2,121,837	$2,058,494

Depreciation expense for the three months ended March 31, 2008 and March 31, 2007 was respectively $ 68,659 and $52,531.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

The build out of the buildings in Oak Ridge commenced in the beginning of July of 2007 after the Company received the necessary state and local permits and licenses and the company moved in to the new buildings during the first week of October 2007.

(6) LOANS AND MORTGAGE PAYABLE

          LOANS PAYABLE

          At March 31, 2008 and December 31, 2007, the Company has a bank note payable of $1,400,000 and $1,500,000 respectively which is classified as a current liability. The note is renewable on May 28, 2008 for a period of one year. The note bears interest at approximately 3.75% and is secured by certain marketable securities of the Company.

          The interest expense on this note for the three months ended March 31, 2008 and 2007 was $18,027 and $24,998, respectively.

          Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $1,192,418 at March 31, 2008 and $ 1,814,303 at December 31, 2007.

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

           The future payments of principal on the mortgage by twelve month period end are as follows:

03/31/09	03/31/10	03/31/11	Thereafter

$38,102	$41,055	$44,237	$335,404

At March 31, 2008, the remaining principal due on the mortgage for the land and buildings in Oak Ridge, Tennessee is $ 458,798. Of this amount, $38,102 is due before March 31, 2009 and the remaining $420,696 is due after that date.

(7) PUT AND CALL OPTIONS AT FAIR VALUE

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

The following summarizes the Company’s Put and Call Options as of March 31, 2008 and December 31, 2007:

Put and Call Options	Selling price	Fair Market value	Unrealized Gain

March 31, 2008	9,813,213	7,685,008	2,128,205
December 31, 2007	7,645,833	5,972,632	1,673,201

(8) SECURITIES BORROWED AT FAIR VALUE

          At March 31, 2008 and December 31, 2007, the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The cost basis of these positions or proceeds for these short sales were $4,370,084 and $18,712,876 at March 31, 2008 and December 31, 2007 respectively and had respective market values of $4,245,368 and $20,362,259, resulting in mark to market adjustments of $124,716 and ($1,649,383) at March 31, 2008 and December 31, 2007.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

(9) STOCK OPTIONS

In June 2004, the Company created the 2004 Stock Option Plan in an effort to provide incentive to employees, officers, agents, consultants, and independent contractors through proprietary interest. The Board of Directors shall act as the Plan Administrator, and may issue these options at its discretion. The maximum number of shares that may be issued under this Plan is 200,000 or 5% of the Company’s outstanding shares, whichever is greater. Prior to June 2004, the Company issued options to various employees under the previous Stock Option Plan that was also administered by the Board of Directors. All issuances have varying vesting and expiration timelines. As at March 31, 2008 and 2007, 58,300 and 78,400 of the outstanding options were exercisable, respectively.

(10) CURRENT INCOME TAXES

           Under Internal revenue code section 542, a company is defined as a personal holding company (PHC) if it meets both an ownership and income test. The ownership test is met if a company has five or fewer shareholders who own more than 50% of the company. Daxor meets the ownership test..  The income test is met if PHC income items such as dividends, interest and rents exceed 60% of “adjusted ordinary gross income”. Adjusted ordinary gross income is defined as all items of income except capital gains.  For the three months ended March 31, 2008, more than 60% of Daxor’s adjusted gross income came from items defined as PHC income. Accordingly the Company is a PHC, as it meets both the ownership and income tests.

          As a result, the Company is subject to a PHC income tax on any of its undistributable PHC income. For the three months ending March 31, 2008, Daxor’s undistributable PHC income was determined to be approximately $7,300,000. Under FASB No. 109, the Company accrues income taxes in interim periods based upon its estimated annual effective interest rate. Assuming there is no change in PHC income for the remainder of 2008, then the effective rate would be equal to the statutory rate for the quarter ended March 31, 2008 and the calculated PHC tax provision at March 31, 2008 would be approximately $1,100,000.

           Determining the PHC tax liability requires computing the Company’s “undistributed PHC income” for the year and taxing such PHC income at the statutory rate of 15% (or during interim periods using the estimated annual effective PHC income tax rate). Undistributed PHC income is the Company’s current year taxable income, exclusive of the net operating loss carry forward deduction which is permitted for regular tax purposes and adjusted for certain allowable deductions.

           The most significant of these deductions is long-term capital gains, which are approximately $43,000 for the three months ending March 31, 2008.  During the three months ending March 31, 2008, the Company had short-term capital gains totaling approximately $5,800,000. Short term capital gains are not a deduction for PHC tax purposes, which has given rise to the Company’s estimated undistributed PHC income.

           Management plans to eliminate its undistributed PHC income before the end of the year. This will be accomplished by either eliminating its undistributable PHC income by paying this income out as a dividend before the end of the year, or by realizing losses on the sale of certain securities or by a combination of both of these activities. Accordingly, management has determined that no current provision for income taxes or related liability attributable to the PHC income tax is necessary as of and for the three months ended March 31, 2008.

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

          At March 31, 2008 the Company has approximately $9.7 million in net operating loss available as a carry forward. These losses will expire between the years ending December 31, 2015 and 2026 and give rise to deferred tax assets. However, a valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the history of losses and the variability of operating results.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

          The deferred tax computations at March 31, 2008 and December 31, 2007, computed at federal statutory rates of 35%, are as follows:

	2008	2007

Deferred tax assets:
Net operating loss carry forwards	$3,399,311	$3,410,396
Valuation allowance	(3,399,311)	(3,410,396)

Total deferred tax assets	$0	$0

Deferred tax liabilities	$11,853,505	$15,726,213

(12) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At March 31, 2008, stocks representing 98.76% of the market value of common stocks held by the Company were listed on either the New York Stock Exchange (NYSE) or the American Stock Exchange (AMEX). The Company maintains its investments in six different brokerage accounts, four at UBS, one at Merrill Lynch and one at JP Morgan Chase. The limits of the insurance offered by the Securities Investor Protection Corporation (SIPC) is up to $100,000 for the total amount of cash on deposit and up to $500,000 for the total amount of securities held at Merrill Lynch and JP Morgan Chase. UBS provides supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at March 31, 2008 the fair market value of securities in excess of the SIPC insured limit is $24,773,978 and the cash on deposit in excess of the insured limit is $4,721,463.

For the three months ended March 31, 2008 there were three customers (hospitals) that accounted for 38.02% of the Company’s total consolidated sales. Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All three of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

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

Since December 31, 2007, Daxor has not received any verbal or written communication from the staff of the Northeast Regional Office of the United States Securities and Exchange Commission regarding any unresolved issues. These unresolved issues were discussed in detail in the Forms 10-K for the years ended December 31, 2007 and 2006 as well as the 10-Q’s for 2007.

(13) Related Party Transactions

          The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The amount of rental income received from the President of the Company in the quarters ended March 31, 2008 and 2007 was $2,870 and $2,755.

          Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh. He is expected to provide a limited amount of consultative help in the filing of the additional patents in 2008.

(14) Research and Development Costs

          All research and development costs, as defined in SFAS No. 2 – Accounting for Research and Development Costs, are expensed in the period they are incurred.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

          Research and development costs for the three months ended March 31, 2008 and 2007 were $607,551 and $604,231, respectively.

(15) Subsequent Events

          There were no subsequent events which took place after March 31, 2008 which required disclosure in this Form 10-Q.

(16) Recently Issued Accounting Pronouncements

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Continued)
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS 160 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company on January 1, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of the provisions of SFAS No. 161 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RECENT DEVELOPMENTS

          The Centers for Medicare and Medicaid Services (CMS) implemented a significant policy change affecting the reimbursement for all diagnostic radiopharmaceutical products and contrast agents which became effective as of January 1, 2008. Diagnostic radiopharmaceuticals such as Daxor’s Volumex will not be separately reimbursable by Medicare for outpatient services. At this time, it is unclear if this policy change will also be implemented by private third party health insurance companies or non-hospital providers.

          The previous reimbursement for hospital outpatients includes payment for both the cost of the procedure to perform a blood volume analysis (BVA) and the radiopharmaceutical (Daxor’s Volumex radiopharmaceutical). CMS’s new policy became effective as of January 1, 2008 and will only include the reimbursement for the procedure and would require the hospital to absorb the cost of the radiopharmaceutical. There will be an upward adjustment for the procedure code to include some of the costs of the radiopharmaceutical. However, this upward adjustment may not entirely cover the costs associated with the procedure and the radiopharmaceutical.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2008 as compared with three months ended March 31, 2007:

Operating Revenues and Expenses

          For the three months ended March 31, 2008, consolidated operating revenues decreased to $420,913 from $505,882 for the same period in 2007, a decrease of $84,969 or 16.80%. This decrease was mainly the result of no Blood Volume Analyzers being sold during the first quarter of 2008 versus the sale of two Blood Volume Analyzers during the same period in 2007 for a total of $130,500.

          For the three months ended March 31, 2008, revenue from Blood volume kit sales increased by 24.44% to $294,377 from $236,561 for the same period in 2007. This can mainly be attributed to an increase in the number of kits sold from 750 in 2007 to 862 during the current period for an increase of 14.93%. A major reason for the increase in the number of kits sold is that there were 53 Blood Volume Analyzers placed at March 31, 2008 versus 36 at March 31, 2007. For the three months ended March 31, 2008, the Company provided 111 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 87 during the same period in 2007. Effective February 1, 2007, the Company raised prices by approximately 5% on Blood Volume Kits.

          The following table provides gross margin information on Equipment Sales & Related Services for the three months ended March 31, 2008 and 2007:

Equipment Sales And Related Serivces	Kit Sales Three Months Ended March 31, 2008	Equipment Sales and Other Three Months Ended March 31, 2008	Total Three Months Ended March 31, 2008	Total Three Months Ended March 31, 2007

Revenue	$294,377	$29,403	$323,780	$394,226
Cost of Goods Sold	120,168	18,446	138,614	139,060
Gross Profit (Loss)	$174,209	$10,957	$185,166	$255,166
Gross Profit (Loss) Percentage	59.18%	37.26%	57.19%	64.72%

          There were no Blood Volume Analyzers sold during the three months ended March 31, 2008 versus two during the three months ended March 31, 2007. The revenue of $29,403 for Equipment Sales and Other consists almost entirely of shipping charges and service contract revenue.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,329,904 for the three months ended March 31, 2008 versus $ 1,302,970 for the same period in 2007, for an increase of $26,934 or 2.07%. The main reason for this was increased payroll and related costs of $17,379 for the three months ended March 31, 2008 as compared to the same period in 2007.

          Research & Development expenses for Equipment Sales and Related Services were $559,309 for the three months ended March 31, 2008 vs. $548,190 for the same period in 2007 which is an increase of $11,119 or 2.03%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the cryobanking segment, which includes both blood banking and semen banking, decreased to $97,133 in 2008 from $111,656 in 2007, for a decrease of $14,523 or 13.01%. The main reason for this was a decrease in Semen Bank Storage fees of $8,602 for the three months ended March 31, 2008 as compared to 2007.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $207,796 for the three months ended March 31, 2008 vs. $257,244 for the same period in 2007, for a decrease of $49,448 or 19.22%. The main reason for this decrease was a $43,722 reduction in payroll and related expenses for the three months ended March 31, 2008 as compared to the same period in 2007.

Consolidated Operating Expenses and Cost of Goods Sold

          The consolidated expenses from operations and cost of goods sold for the first quarter of 2008 were $1,689,714 versus $1,711,749 in 2007 for a decrease of $22,035 or 1.28%. This decrease in operating expenses and cost of goods sold is mostly due to a decrease in payroll and related expenses of $26,343 in the quarter ended March 31, 2008 as compared to the same period in 2007.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the three months ended March 31, 2008 was $630,782 versus $711,429 for the same period in 2007 for a decrease of $80,647 or 11.33%. The main reason for this decrease was the receipt of a onetime special dividend of $156,200 during the quarter ended March 31, 2007 on a stock that is no longer included in the Company’s available for sale securities.

Investment Gains

          Gains on the sale of investments were $5,830,999 for the three months ended March 31, 2008 versus $1,626,430 for the same period in 2007 for an increase of $4,204,569 or 258.52%. For the current quarter, the Company had a gain from the marking to the market of short positions of stocks and put and call options of $2,176,041 versus a gain of $2,014,798 for the same period in 2007 for an increase of $161,243 or 8.00%. Interest expense net of interest income was $20,831 for the three months ended March 31, 2008 versus $71,478 for the three months ended March 31, 2007 for a decrease of $50,647 or 70.86%. Administrative expenses relating to portfolio investments were $21,414 in 2008 versus $ 12,138 for the same period in 2007 for an increase of $9,276 or 76.42%. A detailed description of investment policies and historical records over the past 15 years was included in the recent 10-K filing for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

          At March 31, 2008 the Company had total assets of $81,470,591 with stockholders’ equity of $54,319,391 as compared to total assets of $102,560,500 with stockholders’ equity of $54,915,885 at December 31, 2007. At March 31, 2008, the Company had a net unrealized gain on available for sale securities of $33,867,156 and a deferred tax liability of $11,853,505 for net unrealized capital gains on available-for-sale securities of $22,013,651. At December 31, 2007, the company had a net unrealized gain of $44,932,036 and a deferred tax liability of $15,726,213 for net unrealized capital gains on available-for-sale securities of $29,205,823. These amounts are included in the calculation of Total Stockholders’ Equity. At March 31 2008, the Company’s available for sale securities had a fair market value of $69,600,036 with short-term loans payable of $2,592,418 and a receivable due from brokers of $5,182,991. The Company has current liabilities of $26,730,504 which includes the deferred tax liability of $11,853,505 and the short term loans payable of $2,592,418. The deferred tax liability would be due if the Company chose to sell its entire portfolio. The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past 15 years. The Company’s portfolio has maintained a net value above historical cost for each of the past 93 consecutive quarters.

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

The Company recognized $17,855 and $4,518, respectively in total stock-based compensation expense during the three months ended March 31, 2008 and March 31, 2007.

Total unvested stock-based compensation expense was $51,945 at March 31, 2008 and had a total weighted average remaining term of 0.71 years. See Footnote #1 for more information on stock-based compensation.

The following is a summary of the accounting policies that the Company has deemed critical for reporting purposes in Form 10-Q at March 31, 2008. However, a comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2007.

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

2.

The Company maintains a diversified securities portfolio comprised primarily of electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and may have short positions in common stock up to 15% of the value of the portfolio. The Company’s short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 85% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

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

c.

Speculative Short Sales/Short Options. The company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the call, the option is not exercised and the company records the proceeds from the sale of the call as income. If the call is exercised, the company will have a short position in the related stock. The company then has the choice of covering the short position, or selling a put against it. If the put is exercised, then the short position is covered. The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 15% of its accounts, in actual practice the short stock positions usually account for less than 10% of the assets of the company.

5.	In the event of a merger, the Company will elect to receive shares in the new company. In the event of a cash only offer, the Company will receive cash and be forced to sell it stock.

          The income derived from these investments has been essential to help offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research and development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which have covered a significant portion of the Company’s continuing losses from operations. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by Dr. Joseph Feldschuh, CEO, who devotes approximately 8 to 10 hours per week to this activity. He is assisted by a single part-time employee. No other member of the Company is involved in individual investment decisions.

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

In addition to receiving income from dividends, the company also has an investment policy of selling puts on stocks that it is willing to own. Such options usually have a maturity of less than 1 year. The company will also sell covered calls on securities within its investment portfolio. Covered calls involve stocks, which usually do not exceed 15% of the value of the company’s portfolio and have never exceeded 15% of the company’s portfolio value.

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

At March 31, 2008, unrealized gains were $40,409,649 and unrealized losses were ($6,542,492) on available for sale securities for a ratio of 6 to 1.

Certain utility preferred stocks have call provisions which may enable them to be called away from the company. The call price, in all instances, is higher than the company’s cost for the stock. The yields on such preferred stocks may be significantly higher than current available yields. Such stocks, therefore, could not be replaced with similar yields. At March 31, 2008, 3.54% of the market value of the company’s available for sale securities is made up of preferred stock.

At March 31, 2008, 96.42% of the market value of the company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

The company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 72 separate stocks. As of March 31, 2008 there were four holdings of common stock which comprise 53.76% of the total market value of the available for sale investments.

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT MARCH 31, 2008

	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$33,308,710	$67,105,402	$33,796,692
TOTAL PREFERRED STOCK	2,358,400	2,463,834	105,434

TOTAL EQUITIES	35,667,110	69,569,236	33,902,126

TOTAL BONDS	65,770	30,800	(34,970)

TOTAL PORTFOLIO	$35,732,880	$69,600,036	$33,867,156

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT MARCH 31, 2007

	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$22,171,307	$69,636,139	$47,464,832
TOTAL PREFERRED STOCK	832,418	1,172,990	340,572

TOTAL EQUITIES	23,003,725	70,809,129	47,805,404

TOTAL BONDS	184,646	346,265	161,619

TOTAL PORTFOLIO	$23,188,371	$71,155,394	$47,967,023

Summary of Proceeds Received and Market Valuation at 03/31/08
Put and Call Options

Total Proceeds Received on open positions at 01/01/08	Sale of Options from 01/01/08-03/31/08	Expirations and Assignments of Options from 01/01/08-03/31/08	Proceeds Received on open positions at 03/31/08	Market Value at 03/31/08	Unrealized Appreciation (Depreciation) at 03/31/08

$ 7,645,833	$8,434,122	$6,266,742	$9,813,213	$7,685,008	$2,128,205

Summary of Proceeds Received and Market Valuation at 03/31/07
Put and Call Options

Total Proceeds Received on open positions at 01/01/07	Sale of Options from 01/01/07-03/31/07	Expirations and Assignments of Options from 01/01/07-03/31/07	Proceeds Received on open positions at 03/31/07	Market Value at 03/31/07	Unrealized Appreciation (Depreciation) at 03/31/07

$ 2,846,667	$3,096,982	$2,659,924	$3,285,725	$2,178,802	$1,106,923

Item 4. Controls and Procedures

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

The Company’s management and board of directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 1A. Risk Factors

          There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008. A change in Medicare and Medicaid reimbursement rates was effective as of January 1, 2008 and at this time the Company is unable to quantify the effect this change will have on operating revenue. This change is discussed in greater detail in the Recent Developments section of this 10-Q.

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

DATE: May 15, 2008	By:	/s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D.,
President and Chief Executive Officer

DATE: May 15, 2008	By:	/s/ DAVID FRANKEL

DAVID FRANKEL
Chief Financial Officer