Form 10-Q
period 2008-06-30
DAXOR CORP
filed 2008-07-31
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED JUNE 30, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐      No   ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,328,018 OUTSTANDING AT July 28, 2008

COMMON STOCK
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Index to Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	F-1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 – (Unaudited)	F-2-3

	Notes to Condensed Consolidated Financial Statements – (Unaudited)	F-5-22

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED June 30, 2008	AUDITED December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,246	$2,029,834
Receivable from broker (held in money market accounts)	6,894,986	10,495,417
Available-for-sale securities, at fair value	77,773,675	74,919,193
Securities sold, not received, at fair value	16,612,770	12,404,409
Accounts receivable, net of allowance for doubtful accounts of $57,655 in 2008 and $57,655 in 2007	290,954	214,334
Inventory	430,312	255,834
Prepaid expenses and other current assets	172,683	145,827

Total Current Assets	102,196,626	100,464,848

Property and equipment, net	2,040,934	2,058,494
Other assets	37,158	37,158

Total Assets	$104,274,718	$102,560,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$434,738	$498,212
Loans payable	792,758	3,314,303
Income taxes payable	400,000	1,295,668
Mortgage payable, current portion	38,825	37,313
Put and call options, at fair value	6,295,900	5,972,632
Securities borrowed, at fair value	22,979,181	20,362,259
Deferred revenue	2,048	7,417
Deferred income taxes	13,904,206	15,726,213

Total Current Liabilities	44,847,656	47,214,017

LONG TERM LIABILITIES

Mortgage payable, less current portion	410,779	430,598

Total Liabilities	45,258,435	47,644,615

COMMITMENTS AND CONTINGENICES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,357,918 and 4,468,618 shares at June 30, 2008 and December 31, 2007, respectively	53,165	53,165
Additional paid in capital	10,632,524	10,594,161
Accumulated other comprehensive income	25,822,096	29,205,823
Retained earnings	32,313,221	23,487,371
Treasury stock, at cost, 958,632 and 847,932 shares of Treasury stock at June 30, 2008 and December 31, 2007, respectively	(9,804,723)	(8,424,635)

Total Stockholders’ Equity	59,016,283	54,915,885

Total Liabilities and Stockholders’ Equity	$104,274,718	$102,560,500

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	June 30, 2008	June 30, 2007

REVENUES:

Operating Revenues – equipment sales and related services	$467,998	$438,458
Operating Revenues – cryobanking and related services	88,589	106,860

Total Revenues	556,587	545,318

Cost of Sales:

Cost of equipment sales and related services	164,176	133,700
Cost of cryobanking and related services	10,326	11,325

Total Cost of Sales	174,502	145,025

Gross Profit	382,085	400,293

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	614,979	611,554
Research and development-cryobanking and related services	47,154	46,985

Total Research and Development Expenses	662,133	658,539

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	803,941	833,584
Selling, general, and administrative- cryobanking and related services	140,262	142,431

Total Selling, General & Administrative Expenses	944,203	976,015

Total Operating Expenses	1,606,336	1,634,554

Loss from Operations	(1,224,251)	(1,234,261)

Other income (expenses):

Dividend income-investment portfolio	551,719	519,171
Realized gains on sale of securities, net	2,644,472	1,814,522
Mark to market of short positions	(33,259)	1,316,034
Other revenues	2,869	2,876
Interest expense, net of interest income of $19,976 and $922	(15,552)	(66,644)
Administrative expense relating to portfolio investments	(21,156)	(11,783)

Total Other Income, net	3,129,093	3,574,176

Income before income taxes	$1,904,842	$2,339,915

Income tax expense	400,000	—

Net income	$1,504,842	$2,339,915

Weighted average number of shares outstanding - basic	4,361,918	4,589,418

Net income per common equivalent share - basic	$0.35	$0.51

Weighted average number of shares outstanding - diluted	4,383,918	4,589,418

Net income per common equivalent share - diluted	$0.34	$0.51

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE SIX MONTHS ENDED

	June 30, 2008	June 30, 2007

REVENUES:

Operating Revenues – equipment sales and related services	$791,778	$832,684
Operating Revenues – cryobanking and related services	185,722	218,516

Total Revenues	977,500	1,051,200

Cost of Sales:

Cost of equipment sales and related services	302,790	272,760
Cost of cryobanking and related services	23,726	23,800

Total Cost of Sales	326,516	296,560

Gross Profit	650,984	754,640

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	1,174,288	1,159,744
Research and development-cryobanking and related services	95,396	103,026

Total Research and Development Expenses	1,269,684	1,262,770

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	1,574,536	1,588,364
Selling, general, and administrative- cryobanking and related services	299,816	343,634

Total Selling, General & Administrative Expenses	1,874,352	1,931,998

Total Operating Expenses	3,144,036	3,194,768

Loss from Operations	(2,493,052)	(2,440,128)

Other income (expenses):

Dividend income-investment portfolio	1,182,501	1,230,600
Realized gains on sale of securities, net	8,475,471	3,440,952
Mark to market of short positions	2,142,782	3,330,832
Other revenues	5,785	5,631
Interest expense, net of interest income of $31,161 and $10,994	(45,067)	(144,057)
Administrative expense relating to portfolio investments	(42,570)	(23,921)

Total Other Income, net	11,718,902	7,840,037

Income before income taxes	$9,225,850	$5,399,909

Income tax expense	400,000	—

Net income	$8,825,850	$5,399,909

Weighted average number of shares outstanding - basic	4,391,718	4,598,103

Net income per common equivalent share - basic	$2.01	$1.17

Weighted average number of shares outstanding - diluted	4,416,718	4,598,103

Net income per common equivalent share - basic – diluted	$2.00	$1.17

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE SIX MONTHS ENDED

	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,825,850	$5,399,909

Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	156,053	110,174
Non-cash compensation expense associated with employee stock compensation plans	38,363	13,703
Gain on sale of fixed assets	(162,131)	(151,016)
Gains on sale of investments	(8,475,471)	(3,440,952)
Mark to market adjustments on options & short sales	(2,142,782)	(3,330,832)

Change in operating assets and liabilities:
Increase in accounts receivable	(76,620)	(251,935)
Decrease in prepaid expenses & other current assets	(26,856)	(12,268)
Increase in inventory	(174,478)	(43,027)
Increase in other assets	—	(2,050)
(Decrease) Increase in accounts payable and accrued liabilities	(63,474)	62,892
Decrease in income taxes payable	(895,668)	—
Decrease in deferred revenue	(5,369)	(2,108)

Net cash used in operating activities	(3,002,583)	(1,647,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(171,362)	(1,033,918)
Proceeds from sale of fixed assets	195,000	195,500
(Increase) Decrease in securities sold, not received at fair market value	(4,208,361)	2,655,860
Increase (Decrease) in securities borrowed, at fair market value	2,616,922	(4,745,842)
Purchases of put and call options	(259,076)	(653,737)
Sales of put and call options	13,119,694	6,874,390
Acquisition of available for sale securities	(28,843,402)	(11,268,919)
Proceeds from sale of available for sale securities	18,864,089	10,438,089

Net cash provided by investing activities	1,313,504	2,461,423

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	29,538,163	18,141,847
Repayment of margin loan payable	(27,169,277)	(21,808,149)
Repayment of bank loan	(1,490,000)	—
Proceeds from bank loan	200,000	—
Purchase of treasury stock	(1,380,088)	(434,387)
Proceeds from mortgage payable	—	500,000
Repayment of mortgage payable	(18,307)	(14,454)

Net cash used in financing activities	(319,509)	(3,615,143)

Net decrease in cash and cash equivalents	(2,008,588)	(2,801,230)
Cash and cash equivalents at beginning of period	2,029,834	2,838,927

Cash and cash equivalents at end of period	$21,246	$37,697

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$76,227	$155,052
Income taxes	$1,302,210	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2007, 2006 and 2005, included in Daxor Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year December 31, 2008.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

Reclassifications

          Reclassifications occurred to certain prior year amounts in order to conform to the current year classifications. The reclassifications have no effect on the reported net income.

Cash and Cash Equivalents

          Cash and cash equivalents include time deposits and short term investments with original maturities of three months or less. Normally, these short term investments consist of U.S. Treasury Bills. At both June 30, 2008 and June 30, 2007, there were no short term investments included as cash equivalents.

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
June 30, 2008 and 2007 (Continued)
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

Investment Goals, Strategies and Policies

          The Company’s investment goals are capital preservation and maintaining returns on capital with a high degree of safety. These goals are accomplished through the following strategies and policies:

1.

The Company maintains a diversified securities portfolio comprised primarily of dividend bearing electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and will periodically have net short positions of up to 15% of the value of its portfolio. The Company’s net short position may temporarily rise to 20% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 85% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
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

c.

Speculative Short Sales/Short Options. The company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the calls, the option is not exercised, and the company records the proceeds from the sale of the call as income. If the call is exercised, the company will have a short position in the related stock. The company then has the choice of covering the short position or selling a put against it. If the put is exercised, the short position is covered. The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 15% of its accounts, in actual practice the net short stock positions usually account for less than 10% of the assets of the company.

4.	In the event of a merger, the Company will elect to receive shares in the new company. In the event of a cash only offer, the Company will receive cash and be forced to sell it stock.

Accounts Receivable

Accounts receivable are reviewed by the Company at the end of each reporting period to determine the collectability based upon the aging of the balances and the history of the customer. As of June 30, 2008, the Company determined that a reserve of $57,655 should be placed against the outstanding receivable balance of $348,609. As of December 31, 2007, the Company determined that a reserve of $57,655 should be placed against the outstanding receivable balance of $271,989.

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
June 30, 2008 and 2007 (Continued)
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

          Service contracts are recorded by the Company as deferred revenue and are amortized into income in the period in which they are earned. Effective January 1, 2006, the company began to offer service contracts priced on annual basis which are billed quarterly and revenue is earned in the same calendar quarter that it is billed. As at June 30, 2008 and December 31, 2007, deferred revenue pertaining to the historical service contracts was $1,875 and $7,417 respectively.

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
June 30, 2008 and 2007 (Continued)
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

Advertising Costs

Advertising expenditures relating to the advertising and marketing of the Company’s products and services are expensed in the period incurred. Advertising Expense for the three months ended June 30, 2008 and 2007 amounted to $3,742 and $3,404. Advertising expense for the six months ended June 30, 2008 and 2007 amounted to $7,258 and $6,900.

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

For the six months ended June 30, 2008 and 2007, stock options were included in the computation of diluted earnings per common share due to their anti-dilutive effect. The number of anti-dilutive stock options excluded from the computation of diluted loss per common share was 85,500 and 100,100, respectively.

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

          Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2008, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

          SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

          At June 30, 2008, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

          At June 30, 2008, there is a total unvested stock-based compensation expense of $ 31,627 and a total weighted average remaining term of 0.53 years. Total share-based compensation expense recognized in the Statement of Operations aggregated $20,508 for the three months ended June 30, 2008 and $9,185 for the three months ended June 30, 2007. The share-based compensation for the six months ended June 30, 2008 and 2007 was $38,363 and $13,703 respectively.

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

          The following table represents stock option activity for the six months ended June 30, 2008:

	Number of Shares	Exercise Price	Remaining Contract Life

Outstanding options at beginning of period	90,000	$18.93	2.60 Yrs.
Granted	22,000	$11.39
Canceled	(1,500)	$18.18

Outstanding options at end of period	110,500	$17.44	2.63 Yrs.

Outstanding exercisable at end of period	67,500	$19.45	1.45 Yrs.

(2) AVAILABLE-FOR-SALE SECURITIES

          Upon adoption of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss) in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities, as of June 30, 2008 and December 31, 2007, of approximately 104.41% and 149.84%, respectively, over its historical cost.

          In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been made net of the tax effect had these gains been realized.

          The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

	June 30, 2008

Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$37,981,603	$77,748,755	$45,426,056	$(5,658,904)
Debt	65,770	24,920	—	(40,850)

Total	$38,047,373	$77,773,675	$45,426,056	$(5,699,754)

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

	December 31, 2007

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$29,802,511	$74,572,643	$47,224,495	$(2,454,363)
Debt	184,646	346,550	161,904	—

Total	$29,987,157	$74,919,193	$47,386,399	$(2,454,363)

          At June 30, 2008 the securities held by the Company had a market value of $77,773,675 and a cost basis of $38,047,373 resulting in a net unrealized gain of $39,726,302 or 104.41% of cost.

          At December 31, 2007, the securities held by the Company had a market value of $74,919,193 and a cost basis of $29,987,157 resulting in a net unrealized gain of $44,932,036 or 149.84% of cost.

          At June 30, 2008 and December 31, 2007, marketable securities primarily consist of preferred and common stocks of utility companies, and are valued at fair value. Debt securities consist of corporate bonds and notes at June 30, 2008 and these items have a cost of $65,770 and are scheduled to mature at various dates through May 2048.

(3) SEGMENT ANALYSIS

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

          The following table summarizes the results of each segment described above for the three months ended June 30, 2008.

	June 30, 2008

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$467,998	$88,589	$—	$556,587

Expenses
Cost of sales	164,176	10,326	—	174,502
Research and development expenses	614,979	47,154	—	662,133
Selling, general and administrative expenses	803,941	140,262	—	944,203

Total Expenses	1,583,096	197,742		1,780,838

Operating loss	(1,115,098)	(109,153)	—	(1,224,251)

Investment income, net
Dividends	—	—	551,719	551,719
Gain on sales of securities, net	—	—	2,644,472	2,644,472
Mark to market of short positions	—	—	(33,259)	(33,259)
Administrative expenses relating to portfolio investments	—	—	(21,156)	(21,156)

Total Investment income, net	—	—	3,141,776	3,141,776

Interest expense, net	(8,604)	—	(6,948)	(15,552)
Other income	2,869	—	—	2,869

Income (loss) before income taxes	(1,120,833)	(109,153)	3,134,828	1,904,842
Income tax expense	—	—	400,000	400,000

Net income (loss)	$(1,120,833)	$(109,153)	$2,734,828	$1,504,842

Total assets	$2,771,270	$222,017	$101,281,431	$104,274,718

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the three months ended June 30, 2007

	June 30, 2007

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$438,458	$106,860	$—	$545,318

Expenses
Cost of sales	133,700	11,325	—	145,025
Research and development expenses	611,554	46,985	—	658,539
Selling, general and administrative expenses	833,584	142,431	—	976,015

Total Expenses	1,578,838	200,741		1,779,579

Operating loss	(1,140,380)	(93,881)	—	(1,234,261)

Investment income
Dividends	—	—	519,171	519,171
Gain on sales of securities, net	—	—	1,814,522	1,814,522
Mark to market of short positions	—	—	1,316,034	1,316,034
Administrative expenses relating to portfolio investments	—	—	(11,783)	(11,783)

Total Investment income, net	—	—	3,637,944	3,637,944

Interest expense, net	(9,274)	—	(57,370)	(66,644)
Other income	2,756	120	—	2,876

Income (loss) before income taxes	(1,146,898)	(93,761)	3,580,574	2,339,915
Income tax expense	—	—	—	—

Net income (loss)	$(1,146,898)	$(93,761)	$3,580,574	$2,339,915

Total assets	$2,332,483	$149,930	$77,904,576	$80,386,989

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the six months ended June 30, 2008

	June 30, 2008

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$791,778	$185,722	$—	$977,500

Expenses
Cost of sales	302,790	23,726	—	326,516
Research and development expenses	1,174,288	95,396	—	1,269,684
Selling, general and administrative expenses	1,574,536	299,816	—	1,874,352

Total Expenses	3,051,614	418,938		3,470,552

Operating loss	(2,259,836)	(233,216)	—	(2,493,052)

Investment income
Dividends	—	—	1,182,501	1,182,501
Gain on sales of securities, net	—	—	8,475,471	8,475,471
Mark to market of short positions	—	—	2,142,782	2,142,782
Administrative expenses relating to portfolio investments	—	—	(42,570)	(42,570)

Total Investment income, net	—	—	11,758,184	11,758,184

Interest expense, net	(17,288)	—	(27,779)	(45,067)
Other income	5,739	46	—	5,785

Income (loss) before income taxes	(2,271,385)	(233,170)	11,730,405	9,225,850
Income tax expense	—	—	400,000	400,000

Net income (loss)	$(2,271,385)	$(233,170)	$11,330,405	$8,825,850

Total assets	$2,771,270	$222,017	$101,281,431	$104,274,718

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the six months ended June 30, 2007

	June 30, 2007

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$832,684	$218,516	$—	$1,051,200

Expenses
Cost of sales	272,760	23,800	—	296,560
Research and development expenses	1,159,744	103,026	—	1,262,770
Selling, general and administrative expenses	1,588,364	343,634	—	1,931,998

Total Expenses	3,020,868	470,460		3,491,328

Operating loss	(2,188,184)	(251,944)	—	(2,440,128)

Investment income
Dividends	—	—	1,230,600	1,230,600
Gain on sales of securities, net	—	—	3,440,952	3,440,952
Mark to market of short positions	—	—	3,330,832	3,330,832
Administrative expenses relating to portfolio investments	—	—	(23,921)	(23,921)

Total Investment income, net	—	—	7,978,463	7,978,463

Interest expense, net	(15,209)	—	(128,848)	(144,057)
Other income	5,511	120	—	5,631

Income (loss) before income taxes	(2,197,882)	(251,824)	7,849,615	5,399,909
Income tax expense	—	—	—	—

Net income (loss)	$(2,197,882)	$(251,824)	$7,849,615	$5,399,909

Total assets	$2,332,483	$149,930	$77,904,576	$80,386,989

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

(4) PROPERTY AND EQUIPMENT

          Property and equipment as at June 30, 2008 and December 31, 2007 consists of:

	June 30, 2008	December 31, 2007

Machinery and equipment	$1,304,760	$1,161,413
BVA Equipment on trial	748,000	782,000
Land and Land Improvements	196,991	196,991
Buildings	598,422	598,422
Furniture and fixtures	361,318	352,972
Leasehold improvements	594,535	591,866

Total Cost	$3,804,026	$3,683,664
Accumulated depreciation and amortization	(1,763,092)	(1,625,170)

Property and equipment, net	$2,040,934	$2,058,494

Depreciation expense for the three months ended June 30, 2008 and June 30, 2007 was respectively $ 87,394 and $57,643.

Depreciation expense for the six months ended June 30, 2008 and June 30, 2007 was respectively $ 156,053 and $110,174.

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

(5) LOANS AND MORTGAGE PAYABLE

          LOANS PAYABLE

          At June 30, 2008 and December 31, 2007, the Company has a bank note payable of $210,000 and $1,500,000 respectively which is classified as a current liability. The note is renewable on May 27, 2009 for a period of one year. The note bears interest at the Prime Rate less 1.50%. At June 30, 2008, this was 3.50%. The note is secured by certain marketable securities of the Company.

          The interest expense on this note for the three months ended June 30, 2008 and June 30, 2007 was $10,044 and $25,031, respectively. The interest expense on this note for the six months ended June 30, 2008 and June 30, 2007 was $28,071 and $50,029, respectively.

          Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $582,758 at June 30, 2008 and $ 1,814,303 at December 31, 2007.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

          The future payments of principal on the mortgage by twelve month period end are as follows:

06/30/09	06/30/10	06/30/11	Thereafter

$38,825	$41,835	$45,078	$323,866

At June 30, 2008, the remaining principal due on the mortgage for the land and buildings in Oak Ridge, Tennessee is $ 449,604. Of this amount, $38,825 is due before June 30, 2009 and the remaining $410,779 is due after that date.

(6) PUT AND CALL OPTIONS AT FAIR VALUE

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

The following summarizes the Company’s Put and Call Options as of June 30, 2008 and December 31, 2007:

Put and Call Options	Selling price	Fair Market value	Unrealized Gain

June 30, 2008	8,648,828	6,295,900	2,352,928
December 31, 2007	7,645,833	5,972,632	1,673,201

(7) SECURITIES BORROWED AT FAIR VALUE

          At June 30, 2008 and December 31, 2007, the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The cost basis of these positions or proceeds for these short sales were $22,907,167 and $18,712,876 at June 30, 2008 and December 31, 2007 respectively and had respective market values of $22,979,181 and $20,362,259, resulting in mark to market adjustments of ($72,014) and ($1,649,383) at June 30, 2008 and December 31, 2007.

(8) STOCK OPTIONS

In June 2004, the Company created the 2004 Stock Option Plan in an effort to provide incentive to employees, officers, agents, consultants, and independent contractors through proprietary interest. The Board of Directors shall act as the Plan Administrator, and may issue these options at its discretion. The maximum number of shares that may be issued under this Plan is 200,000 or 5% of the Company’s outstanding shares, whichever is greater. Prior to June 2004, the Company issued options to various employees under the previous Stock Option Plan that was also administered by the Board of Directors. All issuances have varying vesting and expiration timelines. As at June 30, 2008 and 2007, 67,500 and 77,400 of the outstanding options were exercisable, respectively.

(9) CURRENT INCOME TAXES

Under Internal revenue code section 542, a company is defined as a personal holding company (PHC) if it meets both an ownership and income test. The ownership test is met if a company has five or fewer shareholders who own more than 50% of the company. Daxor meets the ownership test. The income test is met if PHC income items such as dividends, interest and rents exceed 60% of “adjusted ordinary gross income”. Adjusted ordinary gross income is defined as all items of income except capital gains. For the six months ended June 30, 2008, more than 60% of Daxor’s adjusted gross income came from items defined as PHC income. Accordingly the Company is a PHC, as it meets both the ownership and income tests.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

As a result, the Company is subject to a PHC income tax on its undistributed PHC income. For the six months ending June 30, 2008, Daxor’s undistributed PHC income is approximately $8,200,000. Management plans to eliminate or significantly reduce the Company’s undistributed PHC income before the end of the year. This will be accomplished by either paying this income out as a dividend before the end of the year, or by realizing losses on the sale of certain securities or by a combination of both of these activities.

Under FASB No. 109, the Company accrues income taxes in interim periods based upon its estimated annual effective tax rate. Assuming there is no change in PHC income for the remainder of 2008, the effective rate would be equal to the statutory rate for the six months ended June 30, 2008. The calculated PHC tax provision at June 30, 2008 after taking credits into account, as discussed above, is approximately $400,000.

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

The most significant of these deductions is long-term capital gains, which the Company did not have during the six months ended June 30, 2008. During the six months ending June 30, 2008, the Company had short-term capital gains totaling approximately $10,692,000. Short term capital gains are not a deduction for PHC tax purposes, which has given rise to the Company’s estimated undistributed PHC income.

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

          At June 30, 2008 the Company has approximately $9.7 million in net operating loss available as a carry forward. These losses will expire between the years ending December 31, 2015 and 2026 and give rise to deferred tax assets. However, a valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the history of losses and the variability of operating results.

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

          The deferred tax computations at June 30, 2008 and December 31, 2007, computed at federal statutory rates of 35%, are as follows:

	2008	2007

Deferred tax assets:
Net operating loss carry forwards	$3,399,311	$3,410,396
Valuation allowance	(3,399,311)	(3,410,396)

Total deferred tax assets	$0	$0

Deferred tax liabilities	$13,904,206	$15,726,213

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits. At June 30, 2008 and December 31, 2007, we had $3,399,311 and $3,410,396 respectively of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

A valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at June 30, 2008 and December 31,2007 that it is more likely than not that these tax benefits will be realized. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The decrease in the valuation allowance of $11,085 was due to the decrease in the net operating loss of Daxor Corporation and subsidiary.

(11) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At June 30, 2008, stocks representing 99.10% of the market value of common stocks held by the Company were listed on either the New York Stock Exchange (NYSE) or the American Stock Exchange (AMEX). The Company maintains its investments in six different brokerage accounts, four at UBS, one at Merrill Lynch and one at JP Morgan Chase. The limits of the insurance which offered by the Securities Investor Protection Corporation (SIPC) is up to $100,000 for the total amount of cash on deposit and up to $500,000 for the total amount of securities held at Merrill Lynch and JP Morgan Chase. UBS provides supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at June 30, 2008 the fair market value of securities in excess of the SIPC insured limit is $27,835,462 and the cash on deposit in excess of the insured limit is $5,794,986.

For the six months ended June 30, 2008, the sales of Blood Volume Kits accounted for 55.37% of the Company’s total consolidated sales. There were three customers (hospitals) that accounted for 49.15% of the Company’s sales of Blood Volume Kits. Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All three of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

As disclosed previously, the Centers for Medicare and Medicaid Services (CMS) implemented a significant policy change affecting the reimbursement for all diagnostic radiopharmaceutical products and contrast agents which was effective as of January 1, 2008. Diagnostic radiopharmaceuticals such as Daxor’s Volumex will not be separately reimbursable by Medicare for outpatient services. At this time, it is unclear if this policy change will also be implemented by private third party health insurance companies.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

          The amount of rental income received from the President of the Company in the quarters ended June 30, 2008 and June 30, 2007 was $2,869 and $2,756.

          The amount of rental income received from the President of the Company for the six months ended June 30, 2008 and June 30, 2007 was $5,739 and $5,511.

          Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh. He is expected to provide a limited amount of consultative help in the filing of the additional patents in 2008.

(13) Research and Development Costs

          All research and development costs, as defined in SFAS No. 2 – Accounting for Research and Development Costs, are expensed in the period they are incurred.

          The total Research and development costs for the three months ended June 30, 2008 and June 30, 2007 were $662,133 and $658,539, respectively.

          The total Research and development costs for the six months ended June 30, 2008 and June 30, 2007 were $1,269,684 and $1,262,770, respectively.

(14) Subsequent Events

          The Board of Directors has voted to declare a dividend of $0.25 per quarter. The dividend will be paid to shareholders of record on July 28, 2008. The payment date is August 27, 2008. The Company intends to maintain a policy of paying dividends on a quarterly basis if net income is available to maintain the dividend.

          The Company expects that the distribution will be treated for Federal Income Tax purposes as a dividend. However, this determination cannot be made until shortly after December 31, 2008. It is possible, though not expected, that all or a portion of the distribution will be treated as a return of capital. This will be determined once results from operations are available for the year ending December 31, 2008.

          If any portion of the distribution is classified as a dividend for Federal Income Tax Purposes, it will reduce the Company’s undistributed personal holding company income which will in turn reduce the liability for personal holding company taxes.

(15) Recently Issued Accounting Pronouncements

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Continued)
(Unaudited)

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

          The Company had its Annual Meeting of Shareholders on June 25, 2008. As part of the normal business conducted at the meeting, the Company had an Election of the Board of Directors. Robert Moussa and Stephen Valentine who were Directors of the Corporation did not stand for re-election.

          At the annual meeting, the shareholders of the Corporation re-elected Dr. Joseph Feldschuh, Chief Executive Officer and President of Daxor and Robert Willens, Martin Wolpoff, James Lombard as directors of Daxor. The shareholders elected Bernhard Saxe, Dr. Stanley Epstein and Mario Biaggi, Jr. as new directors of Daxor. None of the three new directors are employees of Daxor.

RESULTS OF OPERATIONS

Three months ended June 30, 2008 as compared with three months ended June 30, 2007:

Operating Revenues and Expenses

          For the three months ended June 30, 2008, consolidated operating revenues increased to $556,587 from $545,318 for the same period in 2007, an increase of $11,269 or 2.07%. This was mainly the result of increased kit sales of $25,962 for the three months ended June 30, 2008 versus the same period in 2007.

          For the three months ended June 30, 2008, revenue from Blood volume kit sales increased by $25,962 or 11.76% to $246,820 from $220,858 for the same period in 2007. This can mainly be attributed to an increase in the number of kits sold from 705 in 2007 to 772 during the current period for an increase of 9.50%. A major reason for the increase in the number of kits sold is that there were 56 Blood Volume Analyzers placed at June 30, 2008 versus 50 at June 30, 2007. For the three months ended June 30, 2008, the Company provided 156 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 111 during the same period in 2007. Effective February 1, 2007, the Company raised prices by approximately 5% on Blood Volume Kits.

          The following table provides gross margin information on Equipment Sales & Related Services for the three months ended June 30, 2008 and 2007:

Equipment Sales And Related Serivces	Kit Sales Three Months Ended June 30, 2008	Equipment Sales and Other Three Months Ended June 30, 2008	Total Three Months Ended June 30, 2008	Total Three Months Ended June 30, 2007

Revenue	$246,820	$221,178	$467,998	$438,458
Cost of Goods Sold	120,100	44,076	164,176	133,700
Gross Profit	$126,720	$177,102	$303,822	$304,758
Gross Profit Percentage	51.34%	80.07%	64.92%	69.51%

          There were three Blood Volume Analyzers sold during the quarter ended June 30, 2008 for a total of $195,000 versus three during the quarter ended June 30, 2007 for a total of $195,000. The additional revenue of $26,178 for Equipment Sales and Other during the current quarter consists almost entirely of shipping charges and service contract revenue.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,418,920 for the three months ended June 30, 2008 versus $ 1,445,138 for the same period in 2007, for a decrease of $26,218 or 1.81%. The main reason for this was decreased payroll and related costs of $48,047 for the three months ended June 30, 2008 as compared to the same period in 2007.

          Research & Development expenses for Equipment Sales and Related Services were $614,979 for the three months ended June 30, 2008 vs. $611,554 for the same period in 2007 which is an increase of $3,425 or 0.56%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the cryobanking segment, which includes both blood banking and semen banking, decreased to $88,589 in 2008 from $106,860 in 2007, for a decrease of $18,271 or 17.10%. The main reason for this was a decrease in Semen Bank Storage fees and related items of $12,746 for the three months ended June 30, 2008 as compared to 2007.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $187,416 for the three months ended June 30, 2008 vs. $189,416 for the same period in 2007, for a decrease of $2,000 or 1.05%.

Consolidated Operating Expenses

          The total consolidated operating expenses including cost of sales for the second quarter of 2008 were $1,780,838 versus $1,779,579 in 2007 for an increase of $1,259.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the three months ended June 30, 2008 was $551,719 versus $519,171 for the same period in 2007 for an increase of $32,548 or 6.27%.

Investment Gains

Gains on the sale of investments were $2,644,472 for the three months ended June 30, 2008 versus $1,814,522 for the same period in 2007 for an increase of $829,950 or 45.74%. For the current quarter, the Company had a loss from the marking to the market of short positions of stocks and put and call options of $ 33,259 versus a gain of $1,316,034 for the same period in 2007. Interest expense net of interest income was $6,948 for the three months ended June 30, 2008 versus $57,370 for the three months ended June 30, 2007 for a decrease of $50,422 or 87.89%. Administrative expenses relating to portfolio investments were $21,156 in 2008 versus $ 11,783 for the same period in 2007 for an increase of $9,373 or 79.55%. A detailed description of investment policies and historical records over the past 15 years was included in the recent 10-K filing for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

          At June 30, 2008 the Company had total assets of $104,274,718 with stockholders’ equity of $59,016,283 as compared to total assets of $102,560,500 with stockholders’ equity of $54,915,885 at December 31, 2007. At June 30, 2008, the Company had a net unrealized gain on available for sale securities of $39,726,302 and a deferred tax liability of $13,904,206 for net unrealized capital gains on available-for-sale securities of $25,822,096. At December 31, 2007, the company had a net unrealized gain of $44,932,036 and a deferred tax liability of $15,726,213 for net unrealized capital gains on available-for-sale securities of $29,205,823. These amounts are included in the calculation of Total Stockholders’ Equity. At June 30 2008, the Company’s available for sale securities had a fair market value of $77,773,675 with short-term loans payable of $792,758 and a receivable due from brokers of $6,894,986. The Company has current liabilities of $44,847,656 which includes the deferred tax liability of $13,904,206 and the short term loans payable of $792,758. The deferred tax liability would be due if the Company chose to sell its entire portfolio. The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past 15 years. The Company’s portfolio has maintained a net value above historical cost for each of the past 94 consecutive quarters.

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

On July 14, 2008, The Board of Directors voted to declare a dividend of $0.25 per quarter. The dividend will be paid to shareholders of record on July 28, 2008. The dividend will be paid Wednesday, August 27, 2008. The Company last paid a dividend in 1996. It is the intention of the company to maintain a quarterly dividend policy if net profits are available to maintain the dividend.

The Company expects that the distribution will be treated, for Federal income tax purposes, as a “dividend”. However, this determination cannot be made until shortly after the close of the taxable year at which time the Company’s “earnings and profits” for 2008 will be tabulated. It is possible, though not expected, depending on the results of operations for 2008, that all or a portion of the distribution will be classified as a “return of capital”. Any portion of the distribution that is properly classified as a dividend for such Federal income tax purposes will reduce the corporation’s “undistributed personal holding company income” and, hence, will diminish its potential liability for personal holding company taxes

RESULTS OF OPERATIONS

Six months ended June 30, 2008 as compared with six months ended June 30, 2007:

Operating Revenues and Expenses

          For the six months ended June 30, 2008, consolidated operating revenues decreased to $977,500 from $1,051,200 for the same period in 2007, a decrease of $73,700 or 7.01%. This decrease was mainly the result of three Blood Volume Analyzers being sold during the first six months of 2008 for a total of $195,000 versus the sale of five Blood Volume Analyzers during the same period in 2007 for a total of $325,500.

          For the six months ended June 30, 2008, revenue from Blood volume kit sales increased by $83,778 or 18.32% to $541,197 from $457,419 for the same period in 2007. This can mainly be attributed to an increase in the number of kits sold from 1,455 in 2007 to 1,634 during the current period for an increase of 12.30%. A major reason for the increase in the number of kits sold is that there were 56 Blood Volume Analyzers placed at June 30, 2008 versus 50 at June 30, 2007. For the six months ended June 30, 2008, the Company provided 267 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 198 during the same period in 2007. Effective February 1, 2007, the Company raised prices by approximately 5% on Blood Volume Kits.

          The following table provides gross margin information on Equipment Sales & Related Services for the six months ended June 30, 2008 and 2007:

Equipment Sales And Related Serivces	Kit Sales Six Months Ended June 30, 2008	Equipment Sales and Other Six Months Ended June 30, 2008	Total Six Months Ended June 30, 2008	Total Six Months Ended June 30, 2007

Revenue	$541,197	$250,581	$791,778	$832,684
Cost of Goods Sold	240,268	62,522	302,790	272,760
Gross Profit	$300,929	$188,059	$488,988	$559,924
Gross Profit Percentage	55.60%	75.05%	61.76%	67.24%

          There were three Blood Volume Analyzers sold during the six months ended June 30, 2008 for a total of $195,000 versus five during the six months ended June 30, 2007 for a total of $325,500. The additional revenue of $55,581 for Equipment Sales and Other consists almost entirely of shipping charges and service contract revenue.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $2,748,824 for the six months ended June 30, 2008 versus $ 2,748,108 for the same period in 2007.

          Research & Development expenses for Equipment Sales and Related Services were $1,174,288 for the six months ended June 30, 2008 vs. $1,159,744 for the same period in 2007 which is an increase of $14,544 or 1.25%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the cryobanking segment, which includes both blood banking and semen banking, decreased to $185,722 in 2008 from $218,516 in 2007, for a decrease of $32,794 or 15.00%. The main reason for this was a decrease in Semen Bank Storage fees and related items of $19,908 for the six months ended June 30, 2008 as compared to 2007.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $395,212 for the six months ended June 30, 2008 vs. $446,660 for the same period in 2007, for a decrease of $51,448 or 13.02%. The main reason for this decrease was a $31,928 reduction in payroll and related expenses for the six months ended June 30, 2008 as compared to the same period in 2007.

Consolidated Operating Expenses

          The total consolidated operating expenses including cost of sales for the six months ended June 30, 2008 were $3,470,552 versus $3,491,328 for the same period in 2007 for a decrease of $20,776 or 0.59%. This decrease in operating expenses is mostly due to a decrease in payroll and related expenses of $62,597 for the six months ended June 30, 2008 as compared to the same period in 2007.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the six months ended June 30, 2008 was $1,182,501 versus $1,230,600 for the same period in 2007 for a decrease of $48,099 or 3.91%. The main reason for this decrease was the receipt of a onetime special dividend of $156,200 during the six months ended June 30, 2007 on a stock that is no longer included in the Company’s available for sale securities.

Investment Gains

Gains on the sale of investments were $8,475,471 for the six months ended June 30, 2008 versus $3,440,952 for the same period in 2007 for an increase of $5,034,519 or 146.31%. For the current period, the Company had a gain from the marking to the market of short positions of stocks and put and call options of $2,142,782 versus a gain of $3,330,832 for the same period in 2007. Interest expense net of interest income was $27,779 for the six months ended June 30, 2008 versus $128,848 for the six months ended June 30, 2007 for a decrease of $101,069 or 78.44%. Administrative expenses relating to portfolio investments were $42,570 in 2008 versus $ 23,921 for the same period in 2007 for an increase of $18,649 or 77.96%. A detailed description of investment policies and historical records over the past 15 years was included in the recent 10-K filing for the year ended December 31, 2007.

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

The Company recognized $20,508 and $9,185, respectively in total stock-based compensation expense during the three months ended June 30, 2008 and June 30, 2007.

The Company recognized $38,363 and $13,703, respectively in total stock-based compensation expense during the six months ended June 30, 2008 and June 30, 2007.

Total unvested stock-based compensation expense was $31,627 at June 30, 2008 and had a total weighted average remaining term of 0.53 years. See Footnote #1 for more information on stock-based compensation.

The following is a summary of the accounting policies that the Company has deemed critical for reporting purposes in Form 10-Q at June 30, 2008. However, a comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2007.

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

2.

The Company maintains a diversified securities portfolio comprised primarily of electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and may have net short positions in common stock up to 15% of the value of the portfolio. The Company’s net short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 85% of its portfolio in electric utilities. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will not exceed 15% of the portfolio.

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

c.

Speculative Short Sales/Short Options. The company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the call, the option is not exercised and the company records the proceeds from the sale of the call as income. If the call is exercised, the company will have a short position in the related stock. The company then has the choice of covering the short position, or selling a put against it. If the put is exercised, then the short position is covered. The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 15% of its accounts, in actual practice the net short stock positions usually account for less than 10% of the assets of the company.

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

At June 30, 2008, unrealized gains were $45,426,056 and unrealized losses were ($5,699,754) on available for sale securities for a ratio of 8 to 1.

Certain utility preferred stocks have call provisions which may enable them to be called away from the company. The call price, in all instances, is higher than the company’s cost for the stock. The yields on such preferred stocks may be significantly higher than current available yields. Such stocks, therefore, could not be replaced with similar yields. At June 30, 2008, 3.18% of the market value of the company’s available for sale securities is made up of preferred stock.

At June 30, 2008, 96.78% of the market value of the company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

The company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 77 separate common and preferred stocks. As of June 30, 2008 there were three holdings of common stock which comprised 47.54% of the total market value of the available for sale investments.

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT JUNE 30, 2008

	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$35,485,703	$75,273,027	$39,787,324
TOTAL PREFERRED STOCK	2,495,900	2,475,728	(20,172)

TOTAL EQUITIES	37,981,603	77,748,755	39,767,152

TOTAL BONDS	65,770	24,920	(40,850)

TOTAL PORTFOLIO	$38,047,373	$77,773,675	$39,726,302

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT JUNE 30, 2007

	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$22,743,226	$68,468,911	$45,725,685
TOTAL PREFERRED STOCK	832,418	1,158,250	325,832

TOTAL EQUITIES	23,575,644	69,627,161	46,051,517

TOTAL BONDS	184,646	385,920	201,274

TOTAL PORTFOLIO	$23,760,290	$70,013,081	$46,252,791

Summary of Proceeds Received and Market Valuation at 06/30/08
Put and Call Options

Total Proceeds Received on open positions at 01/01/08	Sale of Options from 01/01/08-06/30/08	Expirations and Assignments of Options from 01/01/08-06/30/08	Proceeds Received on open positions at 06/30/08	Market Value at 06/30/08	Unrealized Appreciation (Depreciation) at 06/30/08

$7,645,833	$13,119,694	$12,116,699	$8,648,828	$6,295,900	$2,352,928

Summary of Proceeds Received and Market Valuation at 06/30/07
Put and Call Options

Total Proceeds Received on open positions at 01/01/07	Sale of Options from 01/01/07-06/30/07	Expirations and Assignments of Options from 01/01/07-06/30/07	Proceeds Received on open positions at 06/30/07	Market Value at 06/30/07	Unrealized Appreciation (Depreciation) at 06/30/07

$2,846,667	$6,874,390	$4,669,592	$5,053,465	$1,753,485	$3,299,980

Item 4. Controls and Procedures

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

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

DATE: July 31, 2008	By:	/s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D.,
President and Chief Executive Officer

DATE: July 31, 2008	By:	/s/ DAVID FRANKEL

DAVID FRANKEL
Chief Financial Officer