Form 10-Q
period 2008-09-30
DAXOR CORP
filed 2008-11-13
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Act of 1934

FOR QUARTER ENDED SEPTEMBER 30, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,302,218 OUTSTANDING AT October 31, 2008

COMMON STOCK PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Index to Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	F-1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 – (Unaudited)	F-2-3
	Notes to Condensed Consolidated Financial Statements – (Unaudited)	F-5-20

DAXOR CORPORATION AND SUBSIDIARY`
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED September 30, 2008	AUDITED December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,036,181	$2,029,834
Receivable from broker (held in money market accounts)	8,175,317	10,495,417
Available-for-sale securities, at fair value	66,888,238	74,919,193
Securities sold, not received, at fair value	9,523,511	12,404,409
Accounts receivable, net of allowance for doubtful accounts of $57,645 in 2008 and $57,655 in 2007	303,283	214,334
Inventory	419,307	255,834
Prepaid expenses and other current assets	322,249	145,827

Total Current Assets	89,668,086	100,464,848

Property and equipment, net	2,056,226	2,058,494
Other assets	37,158	37,158

Total Assets	$91,761,470	$102,560,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$465,958	$498,212
Loans payable	2,264,318	3,314,303
Income taxes payable	2,724,014	1,295,668
Mortgage payable, current portion	39,563	37,313
Put and call options, at fair value	10,805,915	5,972,632
Securities borrowed, at fair value	12,925,461	20,362,259
Deferred revenue	46,304	7,417
Deferred income taxes	8,460,850	15,726,213

Total Current Liabilities	37,732,383	47,214,017

LONG TERM LIABILITIES

Mortgage payable, less current portion	400,672	430,598

Total Liabilities	38,133,055	47,644,615

COMMITMENTS AND CONTINGENICES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,318,618 and 4,468,618 shares at September 30, 2008 and December 31, 2007, respectively	53,165	53,165
Additional paid in capital	10,649,960	10,594,161
Accumulated other comprehensive income	15,713,008	29,205,823
Retained earnings	37,632,559	23,487,371
Treasury stock, at cost, 997,932 and 847,932 shares of Treasury stock at September 30, 2008 and December 31, 2007, respectively	(10,420,277)	(8,424,635)

Total Stockholders’ Equity	53,628,415	54,915,885

Total Liabilities and Stockholders’ Equity	$91,761,470	$102,560,500

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	September 30, 2008	September 30, 2007

REVENUES:

Operating Revenues – equipment sales and related services	$349,961	$246,263
Operating Revenues – cryobanking and related services	101,292	103,284

Total Revenues	451,253	349,547

Cost of Sales:

Cost of equipment sales and related services	188,484	210,215
Cost of cryobanking and related services	11,117	10,035

Total Cost of Sales	199,601	220,250

Gross Profit	251,652	129,297

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	560,914	600,201
Research and development-cryobanking and related services	40,843	36,497

Total Research and Development Expenses	601,757	636,698

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	702,626	888,897
Selling, general, and administrative- cryobanking and related services	168,992	172,541

Total Selling, General & Administrative Expenses	871,618	1,061,438

Total Operating Expenses	1,473,375	1,698,136

Loss from Operations	(1,221,723)	(1,568,839)

Other income (expenses):

Dividend income-investment portfolio	750,909	711,578
Realized gains on sale of securities, net	9,787,106	6,110,405
Mark to market of short positions	(532,300)	(3,251,811)
Other revenues	3,270	2,725
Interest expense, net of interest income of $922 and $922	(32,936)	(34,976)
Administrative expense relating to portfolio investments	(27,984)	(13,479)

Total Other Income, net	9,948,065	3,524,442

Income before income taxes	$8,726,342	$1,955,603

Income tax expense	2,325,000	—

Net income	$6,401,342	$1,955,603

Weighted average number of shares outstanding - basic	4,324,885	4,578,485

Net income per common equivalent share - basic	$1.48	$0.43

Weighted average number of shares outstanding - diluted	4,346,885	4,578,485

Net income per common equivalent share - diluted	$1.47	$0.43

Dividends declared per common share	$0.25	—

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE NINE MONTHS ENDED

	September 30, 2008	September 30, 2007

REVENUES:

Operating Revenues – equipment sales and related services	$1,141,739	$1,078,947
Operating Revenues – cryobanking and related services	287,014	321,800

Total Revenues	1,428,753	1,400,747

Cost of Sales:

Cost of equipment sales and related services	491,274	482,975
Cost of cryobanking and related services	34,843	33,835

Total Cost of Sales	526,117	516,810

Gross Profit	902,636	883,937

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	1,735,202	1,759,945
Research and development-cryobanking and related services	136,239	139,523

Total Research and Development Expenses	1,871,441	1,899,468

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	2,277,162	2,477,261
Selling, general, and administrative- cryobanking and related services	468,808	516,175

Total Selling, General & Administrative Expenses	2,745,970	2,993,436

Total Operating Expenses	4,617,411	4,892,904

Loss from Operations	(3,714,775)	(4,008,967)

Other income (expenses):

Dividend income-investment portfolio	1,933,410	1,942,178
Realized gains on sale of securities, net	18,262,577	9,551,357
Mark to market of short positions	1,610,482	79,021
Other revenues	9,055	8,356
Interest expense, net of interest income of $32,083 and $11,916	(78,003)	(179,033)
Administrative expense relating to portfolio investments	(70,554)	(37,400)

Total Other Income, net	21,666,967	11,364,479

Income before income taxes	$17,952,192	$7,355,512

Income tax expense	2,725,000	—

Net income	$15,227,192	$7,355,512

Weighted average number of shares outstanding - basic	4,369,440	4,591,563

Net income per common equivalent share - basic	$3.49	$1.60

Weighted average number of shares outstanding - diluted	4,440,140	4,591,563

Net income per common equivalent share - diluted	$3.43	$1.60

Dividends declared per common share	$0.25	—

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE NINE MONTHS ENDED

	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:	$15,227,192	$7,355,512
Net income

Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	234,923	161,640
Provision for doubtful accounts	(10)	15,000
Non-cash compensation expense associated with employee stock compensation plans	55,799	23,065
Gain on sale of fixed assets	(213,814)	(151,016)
Gains on sale of investments	(18,262,577)	(9,551,357)
Mark to market adjustments on options & short sales	(1,610,482)	(79,021)

Change in operating assets and liabilities:
Increase in accounts receivable	(88,939)	(26,223)
(Increase) Decrease in prepaid expenses & other current assets	(176,422)	8,784
Increase in inventory	(163,473)	(32,287)
Increase in other assets	—	(263,637)
(Decrease) Increase in accounts payable and accrued liabilities	(32,254)	179,864
Increase in income taxes payable	1,428,346	—
Increase in deferred revenue	38,887	7,161

Net cash used in operating activities	(3,562,824)	(2,352,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(278,840)	(1,173,929)
Proceeds from sale of fixed assets	260,000	195,500
Decrease in securities sold, not received at fair market value	2,880,898	1,843,018
Decrease in securities borrowed, at fair market value	(7,436,798)	(3,890,347)
Purchases of put and call options	(260,384)	(708,650)
Sales of put and call options	23,984,659	13,305,465
Acquisition of available for sale securities	(45,196,181)	(16,084,725)
Proceeds from sale of available for sale securities	33,451,024	16,957,844

Net cash provided by investing activities	7,404,378	10,444,176

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	56,133,124	26,052,876
Repayment of margin loan payable	(53,373,009)	(35,387,191)
Repayment of bank loan	(1,690,000)	(1,400,000)
Proceeds from bank loan	200,000	—
Payment of dividends to stockholders	(1,082,004)	—
Purchase of treasury stock	(1,995,642)	(670,597)
Proceeds from sale of treasury stock	—	12,160
Proceeds from mortgage payable	—	500,000
Repayment of mortgage payable	(27,676)	(23,140)

Net cash used in financing activities	(1,835,207)	(10,915,892)

Net increase (decrease) in cash and cash equivalents	2,006,347	(2,824,231)
Cash and cash equivalents at beginning of period	2,029,834	2,838,927

Cash and cash equivalents at end of period	$4,036,181	$14,696

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$110,086	$190,948
Income taxes	$1,316,044	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2007, 2006 and 2005, included in Daxor Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year December 31, 2008.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

Cash and Cash Equivalents

          Cash and cash equivalents include time deposits and short term investments with original maturities of three months or less. Normally, these short term investments consist of U.S. Treasury Bills. At September 30, 2008 and September 30, 2007, there were $3,990,154 of short term investments and $0 respectively, included as cash equivalents.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

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

Accounts Receivable

          Accounts receivable are reviewed by the Company at the end of each reporting period to determine the collectability based upon the aging of the balances and the history of the customer. As of September 30, 2008, the Company determined that a reserve of $57,645 should be placed against the outstanding receivable balance of $360,928. As of December 31, 2007, the Company determined that a reserve of $57,655 should be placed against the outstanding receivable balance of $271,989.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

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

          As at September 30, 2008 and December 31, 2007, deferred revenue pertaining to the kit sales and historical service contracts was $46,246 and $7,417 respectively. Deferred revenue related to the storage fees was $58 and $0, respectively. The total deferred revenues were $46,304 and $7,417 respectively.

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
September 30, 2008 and 2007 (Continued)
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

Advertising Costs

          Advertising expenditures relating to the advertising and marketing of the Company’s products and services are expensed in the period incurred. Advertising Expense for the three months ended September 30, 2008 and 2007 amounted to $3,330 and $8,944. Advertising expense for the nine months ended September 30, 2008 and 2007 amounted to $10,588 and $15,844.

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

           For the three and nine months ended September 30, 2008 and 2007, stock options were included in the computation of diluted earnings per common share. The number of weighted average stock options included in the computation of diluted income per common share for the three months ended September 30, 2008 and 2007 was 22,000 and 0, respectively and for the nine months ended September 30, 2008 and 2007 was 70,700 and 0, respectively.

           Outstanding stock options with an exercise price above market are excluded from the Company’s diluted computation as their effect would be anti-dilutive for the three and nine months ended September 30, 2008 and 2007. There were approximately 90,000 and 70,000 stock options with an exercise price above the average market price excluded from the computation, during the three months ended September 30, 2008 and 2007, respectively and approximately 41,000 and 70,000 excluded from the nine months ended September 30, 2008 and 2007.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

          Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2008, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

          SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

          At September 30, 2008, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

          At September 30, 2008, there is a total unvested stock-based compensation expense of $ 25,432 and a total weighted average remaining term of 0.69 years. Total share-based compensation expense recognized in the Statement of Operations aggregated $17,436 for the three months ended September 30, 2008 and $9,362 for the three months ended September 30, 2007. The share-based compensation for the nine months ended September 30, 2008 and 2007 was $55,799 and $23,065 respectively.

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

          The following table represents stock option activity for the nine months ended September 30, 2008:

	Number of Shares	Exercise Price	Remaining Contract Life

Outstanding options at beginning of period	90,000	$18.93	2.60 Yrs.
Granted	26,600	$12.75	—
Canceled	(4,500)	$19.42	—

Outstanding options at end of period	112,100	$17.45	2.49 Yrs.

Outstanding exercisable at end of period	65,500	$19.39	1.22 Yrs.

(2) DIVIDENDS

          On July 14, 2008, the Company declared a dividend of $0.25 per share which was paid on August 27, 2008 to shareholders of record on July 28, 2008. The Company had last paid a dividend to its shareholders during the year ended December 31, 1996.

          Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. It is the intention of the Company to maintain a quarterly dividend policy if net profits are available to maintain the dividend.

          The board of directors has voted and declared an additional dividend of $0.25 per share. This dividend was declared on October 15, 2008 and will be paid to shareholders on November 26, 2008 to shareholders of record on November 4, 2008.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

          The Company expects that these distributions will be treated for Federal Income Tax purposes as dividend income. However, this determination cannot be made until shortly after December 31, 2008. It is possible, though not expected, that all or a portion of the distribution will be treated as a return of capital. This will be determined once results from operations are available for the year ending December 31, 2008.

          If any portions of the distributions are classified as dividends for Federal Income Tax Purposes, it will reduce the Company’s undistributed personal holding company income which will in turn reduce the liability for personal holding company taxes.

(3) AVAILABLE-FOR-SALE SECURITIES

          Upon adoption of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, management has determined that the company’s portfolio is best characterized as “Available-For-Sale”. SFAS No. 115 requires these securities to be recorded at their fair market values, with the offsetting unrealized holding gains or losses being recorded as Comprehensive Income (Loss) in the Equity section of the Balance Sheet. The adoption of this pronouncement has resulted in an increase in the carrying value of the company’s available-for-sale securities as of September 30, 2008 of approximately 56.59% of its historical cost. At December 31, 2007 the carrying value was 149.84% over its historical cost of the company’s available for sale securities.

          In accordance with the provisions of SFAS No. 115, the adjustment in stockholders’ equity has been made net of the tax effect had these gains been realized.

          The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

	September 30, 2008

Type of security	Cost	Fair Value	Unrealized Holding gains	Unrealized holding losses

Equity	$42,648,610	$66,874,238	$33,751,680	$(9,526,052)
Debt	65,770	14,000	—	(51,770)

Total	$42,714,380	$66,888,238	$33,751,680	$(9,577,822)

	December 31, 2007

Type of security	Cost	Fair Value	Unrealized holding gains	Unrealized holding losses

Equity	$29,802,511	$74,572,643	$47,224,495	$(2,454,363)
Debt	184,646	346,550	161,904	—

Total	$29,987,157	$74,919,193	$47,386,399	$(2,454,363)

          At September 30, 2008 the securities held by the Company had a market value of $66,888,238 and a cost basis of $42,714,380 resulting in a net unrealized gain of $24,173,858 or 56.59% of cost.

          At December 31, 2007, the securities held by the Company had a market value of $74,919,193 and a cost basis of $29,987,157 resulting in a net unrealized gain of $44,932,036 or 149.84% of cost.

          At September 30, 2008 and December 31, 2007, marketable securities primarily consist of preferred and common stocks of utility companies, and are valued at fair value. Debt securities consist of corporate bonds and notes at September 30, 2008 and these items have a cost of $65,770 and are scheduled to mature at various dates through May 2048.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

(4) SEGMENT ANALYSIS

          The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

          The following table summarizes the results of each segment described above for the three months ended September 30, 2008.

	September 30, 2008

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$349,961	$101,292	$—	$451,253

Expenses
Cost of sales	188,484	11,117	—	199,601
Research and development expenses	560,914	40,843	—	601,757
Selling, general and administrative expenses	702,626	168,992	—	871,618

Total Expenses	1,452,024	220,952		1,672,976

Operating loss	(1,102,063)	(119,660)	—	(1,221,723)

Investment income, net
Dividends	—	—	750,909	750,909
Gain on sales of securities, net	—	—	9,787,106	9,787,106
Mark to market of short positions	—	—	(532,300)	(532,300)
Administrative expenses relating to portfolio investments	—	—	(27,984)	(27,984)

Total Investment income, net	—	—	9,977,731	9,977,731

Interest expense, net	(8,428)	—	(24,508)	(32,936)
Other income	2,870	400	—	3,270

Income (loss) before income taxes	(1,107,621)	(119,260)	9,953,223	8,726,342
Income tax expense	—	—	2,325,000	2,325,000

Net income (loss)	$(1,107,621)	$(119,260)	$7,628,223	$6,401,342

Total assets	$6,958,732	$215,672	$84,587,066	$91,761,470

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the three months ended September 30, 2007.

	September 30, 2007

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$246,263	$103,284	$—	$349,547

Expenses
Cost of sales	210,215	10,035	—	220,250
Research and development expenses	600,201	36,497	—	636,698
Selling, general and administrative expenses	888,897	172,541	—	1,061,438

Total Expenses	1,699,313	219,073		1,918,386

Operating loss	(1,453,050)	(115,789)	—	(1,568,839)

Investment income
Dividends	—	—	711,578	711,578
Gain on sales of securities, net	—	—	6,110,405	6,110,405
Mark to market of short positions	—	—	(3,251,811)	(3,251,811)
Administrative expenses relating to portfolio investments	—	—	(13,479)	(13,479)

Total Investment income, net	—	—	3,556,693	3,556,693

Interest expense, net	(9,111)	—	(25,865)	(34,976)
Other income (expense)	2,755	(30)	—	2,725

Income (loss) before income taxes	(1,459,406)	(115,819)	3,530,828	1,955,603
Income tax expense	—	—	—	—

Net income (loss)	$(1,459,406)	$(115,819)	$3,530,828	$1,955,603

Total assets	$2,649,253	$135,548	$79,989,890	$82,774,691

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the nine months ended September 30, 2008.

	September 30, 2008

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$1,141,739	$287,014	$—	$1,428,753

Expenses
Cost of sales	491,274	34,843	—	526,117
Research and development expenses	1,735,202	136,239	—	1,871,441
Selling, general and administrative expenses	2,277,162	468,808	—	2,745,970

Total Expenses	4,503,638	639,890		5,143,528

Operating loss	(3,361,899)	(352,876)	—	(3,714,775)

Investment income
Dividends	—	—	1,933,410	1,933,410
Gain on sales of securities, net	—	—	18,262,577	18,262,577
Mark to market of short positions	—	—	1,610,482	1,610,482
Administrative expenses relating to portfolio investments	—	—	(70,554)	(70,554)

Total Investment income, net	—	—	21,735,915	21,735,915

Interest expense, net	(25,716)	—	(52,287)	(78,003)
Other income	8,609	446	—	9,055

Income (loss) before income taxes	(3,379,006)	(352,430)	21,683,628	17,952,192
Income tax expense	—	—	2,725,000	2,725,000

Net income (loss)	$(3,379,006)	$(352,430)	$18,958,628	$15,227,192

Total assets	$6,958,732	$215,672	$84,587,066	$91,761,470

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the nine months ended September 30, 2007.

	September 30, 2007

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$1,078,947	$321,800	$—	$1,400,747

Expenses
Cost of sales	482,975	33,835	—	516,810
Research and development expenses	1,759,945	139,523	—	1,899,468
Selling, general and administrative expenses	2,477,261	516,175	—	2,993,436

Total Expenses	4,720,181	689,533		5,409,714

Operating loss	(3,641,234)	(367,733)	—	(4,008,967)

Investment income
Dividends	—	—	1,942,178	1,942,178
Gain on sales of securities, net	—	—	9,551,357	9,551,357
Mark to market of short positions	—	—	79,021	79,021
Administrative expenses relating to portfolio investments	—	—	(37,400)	(37,400)

Total Investment income, net	—	—	11,535,156	11,535,156

Interest expense, net	(24,320)	—	(154,713)	(179,033)
Other income	8,266	90	—	8,356

Income (loss) before income taxes	(3,657,288)	(367,643)	11,380,443	7,355,512
Income tax expense	—	—	—	—

Net income (loss)	$(3,657,288)	$(367,643)	$11,380,443	$7,355,512

Total assets	$2,649,253	$135,548	$79,989,890	$82,774,691

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

(5) PROPERTY AND EQUIPMENT

          Property and equipment as at September 30, 2008 and December 31, 2007 consists of:

	September 30, 2008	December 31, 2007

Machinery and equipment	$1,372,524	$1,161,413
BVA Equipment on trial	748,000	782,000
Land and Land Improvements	196,991	196,991
Buildings	598,422	598,422
Furniture and fixtures	364,732	352,972
Leasehold improvements	611,565	591,866

Total Cost	$3,892,234	$3,683,664
Accumulated depreciation and amortization	(1,836,008)	(1,625,170)

Property and equipment, net	$2,056,226	$2,058,494

          Depreciation expense for the three months ended September 30, 2008 and September 30, 2007 was respectively $ 78,870 and $51,466.

          Depreciation expense for the nine months ended September 30, 2008 and September 30, 2007 was respectively $ 234,923 and $161,640.

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

(6) LOANS AND MORTGAGE PAYABLE

          LOANS PAYABLE

          At September 30, 2008 and December 31, 2007, the Company has a bank note payable of $10,000 and $1,500,000 respectively which is classified as a current liability. The note is renewable on May 27, 2009 for a period of one year. The note bears interest at the Prime Rate less 1.50%. At September 30, 2008, this was 3.50%. The note is secured by certain marketable securities of the Company.

          The interest expense on this note for the three months ended September 30, 2008 and September 30, 2007 was $ 206 and $18,249, respectively. The interest expense on this note for the nine months ended September 30, 2008 and September 30, 2007 was $28,277 and $68,278, respectively.

          Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $2,254,318 at September 30, 2008 and $ 1,814,303 at December 31, 2007.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

          The future payments of principal on the mortgage by twelve month period end are as follows:

09/30/09	09/30/10	09/30/11	Thereafter

$39,563	$42,630	$45,935	$312,107

          At September 30, 2008, the remaining principal due on the mortgage for the land and buildings in Oak Ridge, Tennessee is $ 440,235. Of this amount, $39,563 is due before September 30, 2009 and the remaining $400,672 is due after that date.

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

          The following summarizes the Company’s Put and Call Options as of September 30, 2008 and December 31, 2007:

Put and Call Options	Selling price	Fair Market value	Unrealized Gain

September 30, 2008	11,789,301	10,805,915	983,386
December 31, 2007	7,645,833	5,972,632	1,673,201

(8) SECURITIES BORROWED AT FAIR VALUE

          At September 30, 2008 and December 31, 2007, the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The cost basis of these positions or proceeds for these short sales were $14,524,617 and $18,712,876 at September 30, 2008 and December 31, 2007 respectively and had respective market values of $12,925,461 and $20,362,259, resulting in mark to market adjustments of $1,599,156 and ($1,649,383) at September 30, 2008 and December 31, 2007.

(9) STOCK OPTIONS

          In June 2004, the Company created the 2004 Stock Option Plan in an effort to provide incentive to employees, officers, agents, consultants, and independent contractors through proprietary interest. The Board of Directors shall act as the Plan Administrator, and may issue these options at its discretion. The maximum number of shares that may be issued under this Plan is 200,000 or 5% of the Company’s outstanding shares, whichever is greater. Prior to June 2004, the Company issued options to various employees under the previous Stock Option Plan that was also administered by the Board of Directors. All issuances have varying vesting and expiration timelines. As at September 30, 2008 and 2007, 65,500 and 48,400 of the outstanding options were exercisable, respectively.

(10) CURRENT INCOME TAXES

          Under FASB No. 109, the Company accrues income taxes in interim periods based upon its estimated annual effective tax rate.

          The current income tax expense is comprised of the following:

Regular tax and Alternative Minimum Tax (AMT)	$2,030,000
Personal Holding Company Tax (PHC)	675,000
State Franchise taxes	20,000

Total Current Income Tax Expense	$2,725,000

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

          The Company’s current taxable income exceeds the net operating loss carry forward by approximately $5.8 million. The Company is considered a Personal Holding Company and is subject to tax on its undistributed PHC income which is approximately $4.5 million. State franchise taxes are based on the Company’s taxable net worth.

(11) DEFERRED INCOME TAXES

          The deferred income tax liability at September 30, 2008 is a result of the differences in the recognition of gains and losses on marketable securities.

          The deferred income tax liability for the unrealized gains on the Company’s marketable securities as of September 30, 2008 and December 31, 2007 were $8,460,850 and $15,726,213 respectively. The deferred tax liability that results from the marketable securities does not flow through the Statement of Operations due to the classification of the marketable securities as available-for-sale. Instead, any increase or decrease in the deferred tax liability is recorded as an adjustment to Accumulated Other Comprehensive Income which is in the Stockholders’ Equity section of the Balance Sheet.

          As stated in footnote number 10, as of September 30, 2008 the Company’s current taxable income is expected to exceed their net operating loss carry forward by approximately $5.8 million dollars. Accordingly there is no deferred tax asset at this time attributable to a net operating loss.

          At December 31, 2007 the Company had approximately $9.1 million in net operating loss available as a carry forward. These losses would give rise to deferred tax assets. However, a valuation allowance was recorded at December 31, 2007 for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the history of losses and the variability of operating results.

(12) CERTAIN CONCENTRATIONS AND CONTINGENCIES

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At September 30, 2008, stocks representing 96.10% of the market value of common stocks held by the Company were listed on either the New York Stock Exchange (NYSE) or the American Stock Exchange (AMEX). The Company maintains its investments in six different brokerage accounts, four at UBS, one at Merrill Lynch and one at JP Morgan Chase. The limits of the insurance which offered by the Securities Investor Protection Corporation (SIPC) is up to $100,000 for the total amount of cash on deposit and up to $500,000 for the total amount of securities held at Merrill Lynch and JP Morgan Chase. UBS provides supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

          Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at September 30, 2008 the fair market value of securities in excess of the SIPC insured limit is $24,788,389 and the cash on deposit in excess of the insured limit is $7,175,258.

          For the nine months ended September 30, 2008, the sales of Blood Volume Kits accounted for 59.72% of the Company’s total consolidated sales. There were three customers (hospitals) that accounted for 47.55% of the Company’s sales of Blood Volume Kits. Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All three of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Continued)
(Unaudited)

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

          The amount of rental income received from the President of the Company in the quarters ended September 30, 2008 and September 30, 2007 was $2,870 and $2,755.

          The amount of rental income received from the President of the Company for the nine months ended September 30, 2008 and September 30, 2007 was $8,609 and $8,266.

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

          The total Research and development costs for the three months ended September 30, 2008 and September 30, 2007 were $601,757 and $636,698, respectively.

          The total Research and development costs for the nine months ended September 30, 2008 and September 30, 2007 were $1,871,441 and $1,899,468, respectively.

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
September 30, 2008 and 2007 (Continued)
(Unaudited)

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

          In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. This FSP also requires that all prior-period EPS data be adjusted retrospectively. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

          Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

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

RESULTS OF OPERATIONS

          Three months ended September 30, 2008 as compared with three months ended September 30, 2007:

Operating Revenues and Expenses

          For the three months ended September 30, 2008, consolidated operating revenues increased to $451,253 from $349,547 for the same period in 2007, an increase of $101,706 or 29.09%. This was mainly the result of one Blood Volume Analyzer being sold during the current quarter for $65,000 versus no Blood Volume Analyzers sold during the same period last year.

          For the three months ended September 30, 2008, revenue from Blood volume kit sales increased by $28,423 or 12.73% to $251,697 from $223,274 for the same period in 2007. This can mainly be attributed to an increase in the number of kits sold from 644 in 2007 to 770 during the current period for an increase of 19.56%. There were 53 Blood Volume Analyzers placed at September 30, 2008 versus 55 at September 30, 2007. For the three months ended September 30, 2008, the Company provided 125 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 100 during the same period in 2007. Effective February 1, 2007, the Company raised prices by approximately 5% on Blood Volume Kits.

          The following table provides gross margin information on Equipment Sales & Related Services for the three months ended September 30, 2008 and 2007:

Equipment Sales And Related Serivces	Kit Sales Three Months Ended September 30, 2008	Equipment Sales and Other Three Months Ended September 30, 2008	Total Three Months Ended September 30, 2008	Total Three Months Ended September 30, 2007

Revenue	$251,697	$98,264	$349,961	$246,263
Cost of Goods Sold	120,478	68,006	188,484	210,215
Gross Profit	$131,219	$30,258	$161,477	$36,048
Gross Profit Percentage	52.13%	30.79%	46.14%	14.64%

          There was one Blood Volume Analyzer sold during the quarter ended September 30, 2008 for a total of $65,000 versus none during the quarter ended September 30, 2007. The additional revenue of $33,264 for Equipment Sales and Other during the current quarter consists almost entirely of shipping charges and service contract revenue.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,263,540 for the three months ended September 30, 2008 versus $ 1,489,098 for the same period in 2007, for a decrease of $225,558 or 15.15%. The main reason for this was decreased payroll and related costs of $157,181 for the three months ended September 30, 2008 as compared to the same period in 2007.

          Research & Development expenses for Equipment Sales and Related Services were $560,914 for the three months ended September 30, 2008 vs. $600,201 for the same period in 2007 which is a decrease of $39,287 or 6.54%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the cryobanking segment, which includes both blood banking and semen banking, decreased to $101,292 in 2008 from $103,284 in 2007, for a decrease of $1,992 or 1.92%. The main reason for this was a decrease in Semen Bank Storage fees and related items of $5,596 for the three months ended September 30, 2008 as compared to 2007.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $209,835 for the three months ended September 30, 2008 vs. $209,038 for the same period in 2007, for an increase of $797.

Consolidated Operating Expenses

          The total consolidated operating expenses including cost of sales for the third quarter of 2008 were $1,672,976 versus $1,918,386 in 2007 for a decrease of $245,410.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the three months ended September 30, 2008 was $750,909 versus $711,578 for the same period in 2007 for an increase of $39,331 or 5.53%.

Investment Gains

          Gains on the sale of investments were $9,787,106 for the three months ended September 30, 2008 versus $6,110,405 for the same period in 2007 for an increase of $3,676,701 or 60.17%. For the current quarter, the Company had a loss from the marking to the market of short positions of stocks and put and call options of $ 532,300 versus a loss of $3,251,811 for the same period in 2007. Interest expense net of interest income was $32,936 for the three months ended September 30, 2008 versus $34,976 for the three months ended September 30, 2007. Administrative expenses relating to portfolio investments were $27,984 in 2008 versus $ 13,479 for the same period in 2007 for an increase of $14,505 or 107.61%. A detailed description of investment policies and historical records over the past 15 years was included in the recent 10-K filing for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

          At September 30, 2008 the Company had total assets of $91,761,470 with stockholders’ equity of $53,628,415 as compared to total assets of $102,560,500 with stockholders’ equity of $54,915,885 at December 31, 2007. At September 30, 2008, the Company had a net unrealized gain on available for sale securities of $24,173,858 and a deferred tax liability of $8,460,850 for net unrealized capital gains on available-for-sale securities of $15,713,008. At December 31, 2007, the company had a net unrealized gain of $44,932,036 and a deferred tax liability of $15,726,213 for net unrealized capital gains on available-for-sale securities of $29,205,823. These amounts are included in the calculation of Total Stockholders’ Equity. At September 30 2008, the Company’s available for sale securities had a fair market value of $66,888,238 with short-term loans payable of $2,264,318 and a receivable due from brokers of $8,175,317. The Company has current liabilities of $37,732,383 which includes the deferred tax liability of $8,460,850 and the short term loans payable of $2,264,318. The deferred tax liability would be due if the Company chose to sell its entire portfolio. The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without this income, the Company would have been in a precarious financial situation because of its operating losses over the past 15 years. The Company’s portfolio has maintained a net value above historical cost for each of the past 95 consecutive quarters.

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

          The Board of Directors has voted to declare an additional dividend of $0.25 per share. A previous dividend of $0.25 per share was paid on August 27, 2008. The current dividend will be paid to shareholders of record on November 4, 2008. The payment date is November 26, 2008. The Company intends to maintain a policy of paying dividends on a quarterly basis if net income is available to maintain the dividend.

          The Company expects that these distributions will be treated for Federal Income Tax purposes as dividend income. However, this determination cannot be made until shortly after December 31, 2008. It is possible, though not expected, that all or a portion of the distribution will be treated as a return of capital. This will be determined once results from operations are available for the year ending December 31, 2008.

          If any portions of the distributions are classified as dividends for Federal Income Tax Purposes, it will reduce the Company’s undistributed personal holding company income which will in turn reduce the liability for personal holding company taxes.

RESULTS OF OPERATIONS

          Nine months ended September 30, 2008 as compared with nine months ended September 30, 2007:

Operating Revenues and Expenses

          For the nine months ended September 30, 2008, consolidated operating revenues increased to $1,428,753 from $1,400,747 for the same period in 2007, an increase of $28,006 or 1.99%. There were four Blood Volume Analyzers sold during the first nine months of 2008 for a total of $260,000 versus the sale of five Blood Volume Analyzers during the same period in 2007 for a total of $325,500.

          For the nine months ended September 30, 2008, revenue from Blood volume kit sales increased by $112,201 or 16.48% to $792,894 from $680,693 for the same period in 2007. This can mainly be attributed to an increase in the number of kits sold from 2,409 in 2007 to 2,099 during the current period for an increase of 14.77%. There were 53 Blood Volume Analyzers placed at September 30, 2008 versus 55 at September 30, 2007. For the nine months ended September 30, 2008, the Company provided 398 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 298 during the same period in 2007. Effective February 1, 2007, the Company raised prices by approximately 5% on Blood Volume Kits.

          The following table provides gross margin information on Equipment Sales & Related Services for the nine months ended September 30, 2008 and 2007:

Equipment Sales And Related Serivces	Kit Sales Nine Months Ended September 30, 2008	Equipment Sales and Other Nine Months Ended September 30, 2008	Total Nine Months Ended September 30, 2008	Total Nine Months Ended September 30, 2007

Revenue	$792,894	$348,845	$1,141,739	$1,078,947
Cost of Goods Sold	357,505	133,769	491,274	482,975
Gross Profit	$435,389	$215,076	$650,465	$595,972
Gross Profit Percentage	54.91%	61.65%	56.97%	55.24%

          There were four Blood Volume Analyzers sold during the nine months ended September 30, 2008 for a total of $260,000 versus five during the nine months ended September 30, 2007 for a total of $325,500. The additional revenue of $88,845 for Equipment Sales and Other consists almost entirely of shipping charges and service contract revenue.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $4,012,364 for the nine months ended September 30, 2008 versus $ 4,237,206 for the same period in 2007.

          Research & Development expenses for Equipment Sales and Related Services were $1,735,202 for the nine months ended September 30, 2008 vs. $1,759,945 for the same period in 2007 which is a decrease of $24,743 or 1.40%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the cryobanking segment, which includes both blood banking and semen banking, decreased to $287,014 in 2008 from $321,800 in 2007, for a decrease of $34,786 or 10.81%. The main reason for this was a decrease in Semen Bank Storage fees and related items of $24,485 for the nine months ended September 30, 2008 as compared to 2007.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $605,047 for the nine months ended September 30, 2008 vs. $655,698 for the same period in 2007, for a decrease of $50,651 or 7.72%. The main reason for this decrease was a reduction of $33,546 in payroll and related expenses for the nine months ended September 30, 2008 as compared to the same period in 2007.

Consolidated Operating Expenses

          The total consolidated operating expenses including cost of sales for the nine months ended September 30, 2008 were $5,143,528 versus $5,409,714 for the same period in 2007 for a decrease of $266,186 or 4.92%. This decrease in operating expenses is mostly due to a decrease in payroll and related expenses of $189,110 for the nine months ended September 30, 2008 as compared to the same period in 2007.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the nine months ended September 30, 2008 was $1,933,410 versus $1,942,178 for the same period in 2007.

Investment Gains

          Gains on the sale of investments were $18,262,577 for the nine months ended September 30, 2008 versus $9,551,357 for the same period in 2007 for an increase of $8,711,220 or 91.20%. For the current period, the Company had a gain from the marking to the market of short positions of stocks and put and call options of $1,610,482 versus a gain of $79,021 for the same period in 2007. Interest expense net of interest income was $78,003 for the nine months ended September 30, 2008 versus $179,033 for the nine months ended September 30, 2007 for a decrease of $101,030 or 56.43%. Administrative expenses relating to portfolio investments were $70,554 in 2008 versus $ 37,400 for the same period in 2007 for an increase of $33,154 or 88.65%. A detailed description of investment policies and historical records over the past 15 years was included in the recent 10-K filing for the year ended December 31, 2007.

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

          The Company recognized $17,436 and $9,362, respectively in total stock-based compensation expense during the three months ended September 30, 2008 and September 30, 2007.

          The Company recognized $55,799 and $23,065, respectively in total stock-based compensation expense during the nine months ended September 30, 2008 and September 30, 2007.

          Total unvested stock-based compensation expense was $25,432 at September 30, 2008 and had a total weighted average remaining term of 0.69 years. See Footnote #1 for more information on stock-based compensation.

          The following is a summary of the accounting policies that the Company has deemed critical for reporting purposes in Form 10-Q at September 30, 2008. However, a comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2007.

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

          The income derived from these investments has been essential to help offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research and development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which have covered a significant portion of the Company’s continuing losses from operations. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by Dr. Joseph Feldschuh, CEO, who devotes approximately 10 hours per week to this activity. He is assisted by a single part-time employee. No other member of the Company is involved in individual investment decisions.

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

          At September 30, 2008, unrealized gains were $33,751,680 and unrealized losses were ($9,577,822) on available for sale securities for a ratio of 3.52 to 1.

          Certain utility preferred stocks have call provisions which may enable them to be called away from the company. The call price, in all instances, is higher than the company’s cost for the stock. The yields on such preferred stocks may be significantly higher than current available yields. Such stocks, therefore, could not be replaced with similar yields. At September 30, 2008, 3.01% of the market value of the company’s available for sale securities is made up of preferred stock.

          At September 30, 2008, 96.97% of the market value of the company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

          The company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

          Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 87 separate common and preferred stocks. As of September 30, 2008 there were three holdings of common stock which comprised 41.04% of the total market value of the available for sale investments.

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT SEPTEMBER 30, 2008

	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$39,818,753	$64,860,362	$25,041,609
TOTAL PREFERRED STOCK	2,829,857	2,013,876	(815,981)

TOTAL EQUITIES	42,648,610	66,874,238	24,225,628

TOTAL BONDS	65,770	14,000	(51,770)

TOTAL PORTFOLIO	$42,714,380	$66,888,238	$24,173,858

DAXOR CORPORATION
SUMMARY OF INVESTMENTS
AS AT SEPTEMBER 30, 2007

	COST	FAIR MARKET VALUE	TOTAL NET UNREALIZED GAIN (LOSS)

TOTAL COMMON STOCK	$23,820,181	$65,822,207	$42,002,026
TOTAL PREFERRED STOCK	816,018	1,178,765	362,747

TOTAL EQUITIES	24,636,199	67,000,972	42,364,773

TOTAL BONDS	184,646	350,970	166,324

TOTAL PORTFOLIO	$24,820,845	$67,351,942	$42,531,097

Summary of Proceeds Received and Market Valuation at 09/30/08
Put and Call Options

Total Proceeds Received on open positions at 01/01/08	Sale of Options from 01/01/08-09/30/08	Expirations and Assignments of Options from 01/01/08-09/30/08	Proceeds Received on open positions at 09/30/08	Market Value at 09/30/08	Unrealized Appreciation (Depreciation) at 09/30/08

$7,645,833	$23,984,659	$19,841,191	$11,789,301	$10,805,915	$983,386

Summary of Proceeds Received and Market Valuation at 09/30/07
Put and Call Options

Total Proceeds Received on open positions at 01/01/07	Sale of Options from 01/01/07-09/30/07	Expirations and Assignments of Options from 01/01/07-09/30/07	Proceeds Received on open positions at 09/30/07	Market Value at 09/30/07	Unrealized Appreciation (Depreciation) at 09/30/07

$2,848,667	$13,305,465	$7,891,005	$8,263,127	$8,053,557	$227,570

Item 4. Controls and Procedures

          As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

          The Company’s management and board of directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The Company currently has two legal actions pending which have been filed in different jurisdictions. Both of these actions cover the normal range of the Company’s business. It is the opinion of management that the Company has substantial legal and factual defenses to the plaintiffs’ claims and we intend to defend both actions vigorously.

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

DATE: November 12, 2008	By:	/s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D.,
President and Chief Executive Officer

DATE: November 12, 2008	By:	/s/ DAVID FRANKEL

DAVID FRANKEL
Chief Financial Officer