Form 10-Q
period 2009-03-31
DAXOR CORP
filed 2009-05-12
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED March 31, 2009
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

Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,276,518 OUTSTANDING AT April 30, 2009

COMMON STOCK
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

-i-

DAXOR CORPORATION AND SUBSIDIARY`
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED March 31, 2009	AUDITED December 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,612	$2,545,040
Receivable from broker (held in money market accounts)	140,063	2,829,979
Available-for-sale securities, at fair value	58,032,356	68,339,143
Securities sold, not received, at fair value	74,881	—
Accounts receivable, net of allowance for doubtful accounts of $88,645 in 2009 and $88,645 in 2008	214,122	205,568
Inventory	451,459	426,826
Prepaid expenses and other current assets	153,397	131,912

Total Current Assets	59,103,890	74,478,468

Property and equipment, net	3,222,707	2,308,555
Other assets	37,158	37,158

Total Assets	$62,363,755	$76,824,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$544,149	$604,420
Loans payable	18,321,817	13,052,162
Income taxes payable	2,261,458	2,643,958
Mortgage payable, current portion	41,055	40,306
Put and call options, at fair value	8,075,442	8,424,359
Securities borrowed, at fair value	117,858	107,871
Deferred revenue	23,846	33,349
Deferred income taxes	572,637	8,066,823

Total Current Liabilities	29,958,262	32,973,248

LONG TERM LIABILITIES

Mortgage payable, less current portion	379,641	390,292

Total Liabilities	30,337,903	33,363,540

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,285,518 and 4,289,118 shares at March 31, 2009 and December 31, 2008, respectively	53,165	53,165
Additional paid in capital	10,669,219	10,660,547
Accumulated other comprehensive income	1,613,634	11,459,203
Retained earnings	30,614,853	32,158,138
Treasury stock, at cost, 1,031,032 and 1,027,432 shares at March 31, 2009 and December 31, 2008, respectively	(10,925,019)	(10,870,412)

Total Stockholders’ Equity	32,025,852	43,460,641

Total Liabilities and Stockholders’ Equity	$62,363,755	$76,824,181

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31, 2009	March 31, 2008

REVENUES:

Operating Revenues – equipment sales and related services	$344,963	$323,780
Operating Revenues – cryobanking and related services	89,074	97,133

Total Revenues	434,037	420,913

Cost of Sales:

Cost of equipment sales and related services	140,039	138,614
Cost of cryobanking and related services	12,429	13,400

Total Cost of Sales	152,468	152,014

Gross Profit	281,569	268,899

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	547,593	559,309
Research and development-cryobanking and related services	47,349	48,242

Total Research and Development Expenses	594,972	607,551

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	631,369	770,595
Selling, general, and administrative- cryobanking and related services	169,724	159,554

Total Selling, General & Administrative Expenses	801,093	930,149

Total Operating Expenses	1,396,065	1,537,700

Loss from Operations	(1,114,496)	(1,268,801)

Other Income (Expenses):

Dividend income-investment portfolio	987,097	630,782
Realized gains on sale of securities, net	5,070,441	5,830,999
Mark to market of short positions	(6,264,931)	2,176,041
Other revenues	2,963	2,916
Interest expense, net of interest income of $6,526 and $11,185	(67,699)	(29,515)
Administrative expense relating to portfolio investments	(31,886)	(21,414)

Total Other (Expenses) Income	(304,015)	8,589,809

(Loss) Income before Income Taxes	(1,418,511)	7,321,008

Income Tax Expense	124,774	—

Net (Loss) Income	$(1,543,285)	$7,321,008

Comprehensive (Loss) Income:

Net (Loss) Income	$(1,543,285)	$7,321,008
Unrealized Loss on Securities Held for Sale, Net of Deferred Income Taxes	(9,845,569)	(7,192,072)

Comprehensive (Loss) Income	$(11,388,854)	$128,936

Weighted average number of shares outstanding – basic and diluted	4,285,685	4,421,518

Net (loss) income per common equivalent share - basic and diluted	$(0.36)	$1.66

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31, 2009	Mach 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,543,285)	$7,321,008

Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	73,573	68,659
Non-cash compensation expense associated with employee stock compensation plans	8,672	17,855
Deferred income taxes	(2,192,726)	—
Realized gains on sale of investments	(5,070,441)	(5,830,999)
Mark to market on short positions	6,264,931	(2,176,041)

Change in operating assets and liabilities:
Increase in accounts receivable	(8,554)	(15,366)
(Increase) decrease in prepaid expenses & other current assets	(21,485)	26,898
Increase in inventory	(24,633)	(154,376)
Decrease in accounts payable and accrued liabilities	(60,271)	(186,540)
Decrease in income taxes payable	(382,500)	(1,295,668)
Decrease in deferred revenue	(9,503)	(2,986)

Net cash used in operating activities	(2,966,222)	(2,227,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(987,725)	(132,002)
(Increase) Decrease in securities sold, not received at fair market value	(74,881)	9,744,697
Increase (Decrease) in securities borrowed, at fair market value	9,987	(16,116,891)
Purchases of put and call options	(2,619,217)	(28,607)
Sales of put and call options	6,751,777	8,434,122
Acquisition of available for sale securities	(21,746,211)	(14,983,059)
Proceeds from sale of available for sale securities	11,230,002	10,551,237

Net cash used in investing activities	(7,436,268)	(2,530,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	29,891,560	17,308,753
Repayment of margin loan payable	(21,496,989)	(12,618,212)
Repayment of bank loan	(685,000)	(100,000)
Proceeds from bank loan	250,000	—
Purchase of treasury stock	(54,607)	(743,185)
Repayment of mortgage payable	(9,902)	(9,113)

Net cash provided by financing activities	7,895,062	3,838,243

Net decrease in cash and cash equivalents	(2,507,428)	(919,816)
Cash and cash equivalents at beginning of period	2,545,040	2,029,834

Cash and cash equivalents at end of period	$37,612	$1,110,018

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$74,225	$40,699

Income taxes	$2,707,010	$1,302,210

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008 (Continued)
(Unaudited)

(1)	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

          Daxor Corporation (the “Company”) is a medical device manufacturing company that offers additional biotech services, such as cryobanking, through its wholly owned subsidiary, Scientific Medical Systems Corp. The Company provides long-term frozen blood and semen storage services to enable individuals to store their own blood and semen. The main focus of Daxor Corporation has been the development of an instrument that rapidly and accurately measures human blood volume. This instrument is used in conjunction with a single use diagnostic injection and collection kit.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2008, 2007 and 2006, included in Daxor Corporation’s Annual Report and Form 10-K for the fiscal year ended December 31, 2008. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.

•	Level 1, is defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, is defined as observable inputs including quoted prices for similar assets; and

•	Level 3, is defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

The adoption of this pronouncement did not have a material effect on the financial condition or results of operations of the Company.

Effective January 1, 2009, the Company adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2009.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008 (Continued)
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

          Historical cost is used by the Company to determine all gains and losses, and fair market value is obtained by readily available market quotes on all securities (Level 1 inputs).

Put and Call Options at fair value

          As part of the company’s investment strategy, put and call options are sold on various stocks the company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. In accordance with SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, these options are marked to market for each reporting period using readily available market quotes (Level 1 inputs), and this fair value adjustment is recorded as a gain or loss in the Statement of Operations.

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

Earnings per Share

          The Company computes earnings per share in accordance with SFAS No. 128- Earnings per Share. Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are based on the average number of common shares outstanding during each period, adjusted for the effects of outstanding stock options.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008 (Continued)
(Unaudited)

For the quarters ended March 31, 2009 and March 31, 2008, stock options were not included in the computation of diluted loss and earnings per common share due to their anti-dilutive effect. The number of anti-dilutive stock options excluded from the computation of diluted loss per share was 107,800 and 110,500, respectively.

(2)	AVAILABLE-FOR-SALE SECURITIES

          The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

March 31, 2009(Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain (Loss)	Unrealized Gains	Unrealized Losses

Equity	$58,032,356	$55,516,838	$2,515,518	$19,371,070	$(16,855,552)
Debt	$—	$33,005	$(33,005)	$—	$(33,005)

Total Securities	$58,032,356	$55,549,843	$2,482,513	$19,371,070	$(16,888,557)

December 31, 2008

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain (Loss)	Unrealized Gains	Unrealized Losses

Equity	$68,339,143	$50,676,596	$17,662,547	$28,469,540	$(10,806,993)
Debt	$—	$33,005	$(33,005)	$—	$(33,005)

Total Securities	$68,339,143	$50,709,601	$17,629,542	$28,469,540	$(10,839,998)

(3)	SEGMENT ANALYSIS

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the three months ended March 31, 2009 (unaudited).

	March 31, 2009

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$344,963	$89,074	$—	$434,037

Expenses
Cost of sales	140,039	12,429	—	152,468
Research and development expenses	547,593	47,379	—	594,972
Selling, general and administrative expenses	631,369	169,724	—	801,093

Total Expenses	1,319,001	229,532	—	1,548,533

Operating loss	(974,038)	(140,458)	—	(1,114,496)

Investment income, net
Dividends	—	—	987,097	987,097
Gain on sales of securities, net	—	—	5,070,441	5,070,441
Mark to market of short positions	—	—	(6,264,931)	(6,264,931)
Administrative expenses relating to portfolio investments	—	—	(31,886)	(31,886)

Total Investment loss, net	—	—	(239,279)	(239,279)

Other income (expense)

Interest expense, net	(7,895)	—	(59,804)	(67,699)
Other income	2,963	—	—	2,963

Total other income (expense)	(4,932)	—	(59,804)	(64,736)

Loss before income taxes	(978,970)	(140,458)	(299,083)	(1,418,511)
Income tax expense	7,500	—	117,274	124,774

Net loss	$(986,470)	$(140,458)	$(416,357)	$(1,543,285)

Depreciation and amortization	$64,469	$9,104	$—	$73,573
Interest income	$—	$—	$6,526	$6,526
Capital expenditures	$987,725	$—	$—	$987,725
Total assets	$3,925,788	$190,667	$58,247,300	$62,363,755

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the three months ended March 31, 2008 (unaudited)

	March 31, 2008

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$323,780	$97,133	$—	$420,913

Expenses
Cost of sales	138,614	13,400	—	152,014
Research and development expenses	559,309	48,242	—	607,551
Selling, general and administrative expenses	770,595	159,554	—	930,149

Total Expenses	1,468,518	221,196	—	1,689,714

Operating loss	(1,144,738)	(124,063)	—	(1,268,801)

Investment income

Dividends	—	—	630,782	630,782
Gain on sales of securities, net	—	—	5,830,999	5,830,999
Mark to market of short positions	—	—	2,176,041	2,176,041
Administrative expenses relating to portfolio investments	—	—	(21,414)	(21,414)

Total investment income, net	—	—	8,616,408	8,616,408

Other income (expense)

Interest expense, net	(8,684)	—	(20,831)	(29,515)
Other income	2,870	46	—	2,916

Total other income (expense)	(5,814)	46	(20,831)	(26,599)

Income (loss) before income taxes	(1,150,552)	(124,017)	8,595,577	7,321,008

Income tax expense	—	—	—	—

Net income (loss)	$(1,150,552)	$(124,017)	$8,595,577	$7,321,008

Depreciation and amortization	$63,771	$4,888	$—	$68,659
Interest income	$—	$—	$11,185	$11,185
Capital expenditures	$59,711	$72,291	$—	$132,002
Total assets	$3,817,377	$210,475	$77,442,739	$81,470,591

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008 (Continued)
(Unaudited)

(4)	PROPERTY AND EQUIPMENT

          Property and equipment as at March 31, 2009 and December 31, 2008 consists of:

	UNAUDITED March 31, 2009	AUDITED December 31, 2008

Machinery and equipment	$1,285,437	$1,431,842
BVA Equipment on trial	629,000	578,000
Land and Land Improvements	196,991	196,991
Buildings	598,422	598,422
Furniture and fixtures	369,204	364,732
Construction in process	1,228,995	311,152
Leasehold improvements	611,565	611,565

Total Cost	$4,919,614	$4,092,704
Accumulated depreciation and amortization	(1,696,907)	(1,784,149)

Property and equipment, net	$3,222,707	$2,308,555

Depreciation expense for the three months ended March 31, 2009 and March 31, 2008 was $73,573 and $68,659, respectively.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008 (Continued)
(Unaudited)

(5)	LOANS AND MORTGAGE PAYABLE

LOANS PAYABLE

          At March 31, 2009 and December 31, 2008, the Company has a bank note payable of $600,000 and $1,035,000 respectively which is classified as a current liability. The note is expiring on May 27, 2009 and will not be renewed. The note bears interest at the Prime Rate less 1.50%. At March 31, 2009, this was 1.75%. The note is secured by certain marketable securities of the Company.

          Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $17,721,817 at March 31, 2009 and $12,017,162 at December 31, 2008. The interest rates on the Company’s margin debt at March 31, 2009 ranged from 1.27% to 3.25%.

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

          The future payments of principal on the mortgage by twelve month period end are as follows:

March 31, 2010	March 31, 2011	March 31, 2012	Total

$41,055	$44,238	$335,403	$420,696

(6)	PUT AND CALL OPTIONS AT FAIR VALUE

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

          The following summarizes the Company’s Put and Call Options as of March 31, 2009 (unaudited) and December 31, 2008 (audited):

Put and Call Options	Selling Price	Fair Market Value	Unrealized (Loss) Gain

March 31, 2009	$7,202,034	$8,075,442	$(873,408)
December 31, 2008	$13,811,975	$8,424,359	$5,387,616

(7)	SECURITIES BORROWED AT FAIR VALUE

          At March 31, 2009 and March 31, 2008, the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The cost basis of these positions or proceeds for these short sales was $88,873 and $4,370,084 at March 31, 2009 and March 31, 2008. The respective market values of these positions were $117,858 and $107,871 as of March 31, 2009 and December 31, 2008.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008 (Continued)
(Unaudited)

(8)	INCOME TAXES

          Under FASB No. 109, the Company accrues income taxes in interim periods based upon its estimated annual effective tax rate.

          The current income tax expense for the three months ended March 31, 2009 and 2008 is comprised of the following:

	March 31, 2009	March 31, 2008

Regular tax and Alternative Minimum Tax (AMT)	$1,645,000	$—
Personal Holding Company Tax (PHC)	665,000	—
State Franchise Taxes	7,500	—

Total Current Income Tax Provision	2,317,500	—
Deferred Income Taxes	(2,192,726)	—

Total Income Tax Expense	$124,774	$—

          For the three months ended March 31, 2009, the Company incurred a net loss of $1.5 million. The loss includes a reduction of approximately $6.2 million of the Company’s short positions as a result of mark-to-market accounting. This reduction is not included in the calculation of taxable income. Thus, the Company’s taxable income utilized to estimate the current tax liability was approximately $4.7 million.

          For the three months ended March 31, 2008, the Company had net income of approximately $7.3 million. The net income includes an increase of approximately $2.2 million of the Company’s short positions as a result of mark-to-market accounting. This increase is not included in the calculation of taxable income. No regular tax or AMT was calculated as of March 31, 2008 due to the Company’s available net operating losses of approximately $9.7 million.

          As of March 31, 2008 the Company calculated their PHC tax provision would be approximately $1,100,000. No liability was accrued as of March 31, 2008 as the Company’s management planned to eliminate its undistributed PHC income before the end of the year

(9)	DEFERRED INCOME TAXES

          The deferred income tax liability at March 31, 2009 and December 31, 2008 is comprised of the following:

	Unaudited	Audited
	March 31, 2009	December 31, 2008

Fair market value adjustment for available -for -sale securities	$868,879	$6,170,340
Mark to market short positions	(296,242)	1,896,483

	$572,637	$8,066,823

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

(10)	CERTAIN CONCENTRATIONS

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At March 31, 2009, stocks representing 97.84% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in eight different brokerage accounts, five at UBS, one at Merrill Lynch, one at JP Morgan Chase and one at TD Ameritrade. The limits of the insurance which is offered by the Securities Investor Protection Corporation (SIPC) is up to $100,000 for the total amount of cash on deposit and up to $500,000 for the total amount of securities held at Merrill Lynch and JP Morgan Chase. UBS and TD Ameritrade provides supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008 (Continued)
(Unaudited)

          Each of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at March 31, 2009 the fair market value of securities in excess of the SIPC insured limit is $11,561,074 and the cash on deposit in excess of the insured limit is $0.

          For the three months ended March 31, 2009, the sales of Blood Volume Kits accounted for 73.95% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 64.27% of the Company’s sales of Blood Volume Kits. For the three months ended March 31, 2008, the sales of Blood Volume Kits accounted for 77.48% of the Company’s total consolidated operating revenue. During this same period, there were three customers (hospitals) that accounted for 38.02% of the Company’s sales of Blood Volume Kits.

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

          As disclosed in previous filings, the Centers for Medicare and Medicaid Services (CMS) implemented a significant policy change affecting the reimbursement for all diagnostic radiopharmaceutical products and contrast agents which was effective as of January 1, 2008. Diagnostic radiopharmaceuticals such as Daxor’s Volumex will not be separately reimbursable by Medicare for outpatient services. At this time, it is unclear if this policy change will also be implemented by private third party health insurance companies.

          The Company’s Volumex syringes are filled by an FDA approved radio pharmaceutical manufacturer. This manufacturer is the only one approved by the FDA in the United States to manufacture Volumex for interstate commerce. If this manufacturer were to cease filling the Volumex syringes for Daxor, the Company would have to make alternative arrangements to insure a supply of Volumex. The effect of such a disruption on Daxor’s business could be material.

(11)	RELATED PARTY TRANSACTIONS

          The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis.

          The amount of rental income received from the President of the Company in the quarters ended March 31, 2009 and March 31, 2008 was $2,963 and $2,870.

          Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh, the Chief Executive Officer and President of Daxor. He was paid $18,720 annually for the years ended December 31, 2008 and 2007. Jonathan Feldschuh is expected to provide a limited amount of consultative help in the filing of the additional patents in 2009.

(12)	RESEARCH AND DEVELOPMENT COSTS

          All research and development costs, as defined in SFAS No. 2 – Accounting for Research and Development Costs, are expensed in the period they are incurred.

          The total research and development costs for the three months ended March 31, 2009 and March 31, 2008 were $594,972 and $607,551, respectively.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008 (Continued)
(Unaudited)

(13)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

          The following discussion of the our financial condition and results of our operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008. This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are usually accompanied by words such as “believes,” “may,” “should,” “anticipates,” “estimates,” “expects,” “future,” “intends,” “hopes,” “plans,” and similar expressions, and the negative thereof. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

BUSINESS OVERVIEW

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

RECENT DEVELOPMENTS

          Daxor has actively engaged in participating in several clinical trials in three strategic areas: Intensive Critical Care Medicine, Heart Failure/Hypertension and Dialysis. Of the five current clinical trials, one has recently been completed, Blood Volume Analysis in treating ICU Patients – A Prospective, Randomized Outcome Study. The basis of this study was to investigate if the inclusion of a measured blood volume analysis from Daxor’s BVA-100 would result in (1) a change in treatment; (2) improved clinical outcomes; and (3) reductions in the cost of care. Results of this study are expected to be published sometime prior to the first quarter of 2010.

          Daxor is also coordinating its first multi-center, prospective, blinded outcome study in heart failure. The TEAM HF (Treatment to Euvolemia by Assessment and Measured Blood Volume in Heart Failure) will be comprised of nine (9) medical centers and a total of 300 patients. This study will investigate if utilizing a measured blood volume while treating heart failure patients following a hospital stay will decrease a patient’s need to revisit the hospital, decrease the mortality rate and improve their overall treatment and quality of life while living with heart failure. The TEAM HF study is a six month study currently anticipated to begin by July 2009.

RESULTS OF OPERATIONS

Three months ended March 31, 2009 as compared with three months ended March 31, 2008:

Operating Revenues and Expenses

          For the three months ended March 31, 2009, consolidated operating revenues increased to $434,037 from $420,913 for the same period in 2008, an increase of $13,124 or 3.11%. This was mainly the result of an increase in Blood Volume Kit Sales. There were no Blood Volume Analyzers being sold during the current quarter or during the same period last year.

          For the three months ended March 31, 2009, revenue from Blood volume kit sales increased by $15,075 or 5.12% to $309,452 from $294,377 for the same period in 2008. This can mainly be attributed to an increase in the number of kits sold from 868 in 2008 to 979 during the current period for an increase of 12.78%. There were 56 Blood Volume Analyzers placed at March 31, 2009 versus 53 at March 31, 2008. For the three months ended March 31, 2009, the Company provided 105 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 111 during the same period in 2008.

          The following tables provide gross margin information on Equipment Sales & Related Services for the three months ended March 31, 2009 and 2008:

Equipment Sales and Related Services:	Kit Sales Three Months Ended March 31, 2009	Equipment Sales and Other Three Months Ended March 31, 2009	Total Three Months Ended March 31, 2009

Revenue	$309,452	$35,511	$344,963
Cost of Goods Sold	107,415	32,624	140,039

Gross Profit	$202,037	$2,887	$204,924

Gross Profit Percentage	65.2%	8.1%	59.4%

Equipment Sales and Related Services:	Kit Sales Three Months Ended March 31, 2008	Equipment Sales and Other Three Months Ended March 31, 2008	Total Three Months Ended March 31, 2008

Revenue	$294,377	$29,403	$323,780
Cost of Goods Sold	120,168	18,446	138,614

Gross Profit	$174,209	$10,957	$185,166

Gross Profit Percentage	59.2%	37.3%	57.2%

          The additional revenues for Equipment Sales and Other during the current and previous quarters consist almost entirely of shipping charges and service contract revenue.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,178,962 for the three months ended March 31, 2009 versus $1,329,904 for the same period in 2008, for a decrease of $150,942 or 11.34%. The main reason for this was decreased payroll and related costs of $108,365 for the three months ended March 31, 2009 as compared to the same period in 2008.

          Research & Development expenses for Equipment Sales and Related Services were $547,593 for the three months ended March 31, 2009 versus $559,309 for the same period in 2008 which is a decrease of $11,716 or 2.09%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $89,074 in 2009 from $97,133 in 2008, for a decrease of $8,059 or 8.30%. The main reason for this was a decrease in Semen Bank Storage fees and related items of $6,015 for the three months ended March 31, 2009 as compared to 2008.

          Total S G & A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $217,103 for the three months ended March 31, 2009 versus $207,796 for the same period in 2008, for an increase of $9,307 or 4.48%.

Consolidated Operating Expenses

          The total consolidated operating expenses including cost of sales for the first quarter of 2009 were $1,548,533 versus $1,689,714 in 2008 for a decrease of $141,181 or 8.36%, which is mainly attributable to a reduction in payroll and related expenses of $106,512.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the three months ended March 31, 2009 was $987,097 versus $630,782 for the same period in 2008 for an increase of $356,315 or 56.49%. The main reason for this increase was the receipt of a onetime special dividend of $282,425 on a stock which was still in the Company’s investment portfolio at March 31, 2009.

Investment Gains (Losses)

          Gains on the sale of investments were $5,070,441 for the three months ended March 31, 2009 versus $5,830,999 for the same period in 2008 for a decrease of $760,558 or 13.04%. For the current quarter, the Company had a loss from the marking to the market of short positions of stocks and put and call options of ($6,264,931) versus a gain of $2,176,041 for the same period in 2008. Interest expense net of interest income was $67,699 for the three months ended March 31, 2009 versus $29,515 for the three months ended March 31, 2008. Administrative expenses relating to portfolio investments were $31,886 in 2008 versus $ 21,414 for the same period in 2008. A detailed description of investment policies and historical records over the past 16 years was included in the recent 10-K filing for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

          As of March 31, 2009, cash and cash equivalents totaled $37,612 versus $2,545,040 at December 31, 2008. Cash used in operating activities was $2,966,222 for the three month period ended March 31, 2009. The decrease in cash and cash equivalents was primarily due to funding the operating loss for the current quarter.

          Cash used in investing activities was $7,436,268 for the three months ended March 31, 2009. The decrease is attributable to the acquisition of property and equipment of $987,725 and the Company’s investment activities of $6,448,543.

          A total of $7,895,062 of cash was provided during the current quarter from financing activities and this was primarily due to the proceeds obtained from margin loans payable.

          In November of 2008, a construction project commenced at 109 Meco Lane. Management expects the project to be completed by the end of June 2009 and the total cost to be approximately $1,500,000. The project involves the construction of laboratory and office space.

          The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two. The Company’s portfolio has maintained a net value above historical cost for each of the past 97 consecutive quarters.

The Company’s investment goals, strategies and policies are as follows:

1.	The Company’s investment goals are capital preservation and maintaining returns on capital with a high degree of safety.

2.

The Company maintains a diversified securities portfolio comprised primarily of electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and may have net short positions in common stock up to 15% of the value of the portfolio. The Company’s net short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. The Board of Directors has authorized this minimum to be temporarily lowered to 70% when Company management deems it to be necessary. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will generally not exceed 20% of the value of the portfolio.

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

          The income derived from these investments has been essential to help offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research and development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which have covered a significant portion of the Company’s continuing losses from operations. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by the Company’s CEO, Dr. Joseph Feldschuh.

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

          Our critical accounting policies, are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2009.

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

          At March 31, 2009, unrealized gains were $19,371,070 and unrealized losses were ($16,888,557) on available for sale securities for a ratio of 1.15 to 1.

          At March 31, 2009, 97.43% of the market value of the Company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

          The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

          Because of the size of the unrealized gains in the company’s portfolio, the Company does not anticipate any changes which could reduce the value of the Company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 107 separate common and preferred stocks. As of March 31, 2009 there were two holdings of common stock which comprised 24.98% of the total market value of the available for sale investments.

Daxor Corporation
Summary of Available for Sale Securities
As at March 31, 2009

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain (Loss)

Common Stock	$56,539,952	$53,357,726	$3,182,226
Preferred Stock	1,347,154	2,010,301	(663,147)
Mutual Fund	145,250	148,811	(3,561)

Total Equities	$58,032,356	$55,516,838	$2,515,518
Bonds	0	33,005	(33,005)

Total Portfolio	$58,032,356	$55,549,843	$2,482,513

Daxor Corporation
Summary of Available for Sale Securities
As at March 31, 2008

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain (Loss)

Common Stock	$33,308,710	$67,105,402	$33,796,692
Preferred Stock	2,358,400	2,463,834	105,434

Total Equities	35,667,110	69,569,236	33,902,126
Bonds	65,770	30,800	(34,970)

Total Portfolio	$35,732,880	$69,600,036	$33,867,156

Summary of Proceeds Received and Market Valuation at 03/31/09
Put and Call Options

Total Proceeds Received on open positions at 01/01/09	Sale of Options from 01/01/09-03/31/09	Expirations and Assignments of Options from 01/01/09-03/31/09	Proceeds Received on open positions at 03/31/09	Market Value at 03/31/09	Unrealized Appreciation (Depreciation) at 03/31/09

$13,811,975	$6,750,109	$13,360,050	$7,202,034	$8,075,442	$(873,408)

Summary of Proceeds Received and Market Valuation at 03/31/08
Put and Call Options

Total Proceeds Received on open positions at 01/01/08	Sale of Options from 01/01/08-03/31/08	Expirations and Assignments of Options from 01/01/08-03/31/08	Proceeds Received on open positions at 03/31/08	Market Value at 03/31/08	Unrealized Appreciation (Depreciation) at 03/31/08

$ 7,645,833	$8,434,122	$6,266,742	$9,813,213	$7,685,008	$2,128,205

Item 4T. Controls and Procedures

          As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended March 31, 2009 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. During the quarter ended March 31, 2009, there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

          The Company’s management and board of directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The Company currently has one legal action pending. This action covers the normal range of the Company’s business. It is the opinion of management that the Company has substantial legal and factual defenses to the plaintiffs’ claims and we intend to defend this action vigorously.

Item 1A. Risk Factors

          There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 23, 2009.

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

DATE: May 11, 2009	By:	/s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D.,
President and Chief Executive Officer

DATE: May 11, 2009	By:	/s/ DAVID FRANKEL

DAVID FRANKEL
Chief Financial Officer