Form 10-Q
period 2009-06-30
DAXOR CORP
filed 2009-08-13
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED June 30, 2009
Commission File Number 001-09999

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

Yes ☒  No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to post and submit such files)

Yes ☐  No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated Filer ☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,250,518 OUTSTANDING AT August 7, 2009
COMMON STOCK
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED
	June 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$234,371	$2,545,040
Receivable from broker (held in money market accounts)	210,512	2,829,979
Available-for-sale securities, at fair value	69,896,003	68,339,143
Securities sold, not received, at fair value	66,740	—
Accounts receivable, net of allowance for doubtful accounts of $88,645 in 2009 and $88,645 in 2008	215,009	205,568
Inventory	451,267	426,826
Prepaid expenses and other current assets	142,854	131,912

Total Current Assets	71,216,756	74,478,468

Property and equipment, net	3,664,969	2,308,555
Other assets	37,158	37,158

Total Assets	$74,918,883	$76,824,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$533,335	$604,420
Loans payable	15,493,695	13,052,162
Income taxes payable	2,099,248	2,643,958
Mortgage payable, current portion	41,835	40,306
Put and call options, at fair value	5,727,577	8,424,359
Securities borrowed, at fair value	255,745	107,871
Deferred revenue	48,215	33,349
Deferred income taxes	5,245,640	8,066,823

Total Current Liabilities	29,445,290	32,973,248

LONG TERM LIABILITIES

Mortgage payable, less current portion	368,944	390,292

Total Liabilities	29,814,234	33,363,540

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,253,718 and 4,289,118 shares at June 30, 2009 and December 31, 2008, respectively	53,165	53,165
Additional paid in capital	10,672,629	10,660,547
Accumulated other comprehensive income	9,277,871	11,459,203
Retained earnings	36,427,397	32,158,138
Treasury stock, at cost, 1,062,832 and 1,027,432 shares at June 30, 2009 and December 31, 2008, respectively	(11,326,413)	(10,870,412)

Total Stockholders’ Equity	45,104,649	43,460,641

Total Liabilities and Stockholders’ Equity	$74,918,883	$76,824,181

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	June 30,	June 30,
	2009	2008

REVENUES:

Operating Revenues – equipment sales and related services	$293,635	$467,998
Operating Revenues – cryobanking and related services	86,785	88,589

Total Revenues	380,420	556,587

Cost of Sales:

Cost of equipment sales and related services	192,310	164,176
Cost of cryobanking and related services	9,776	10,326

Total Cost of Sales	202,086	174,502

Gross Profit	178,334	382,085

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	624,058	614,979
Research and development-cryobanking and related services	47,032	47,154

Total Research and Development Expenses	671,090	662,133

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	659,122	803,941
Selling, general, and administrative- cryobanking and related services	194,228	140,262

Total Selling, General & Administrative Expenses	853,350	944,203

Total Operating Expenses	1,524,440	1,606,336

Loss from Operations	(1,346,106)	(1,224,251)

Other Income (Expenses):

Dividend income-investment portfolio	636,412	551,719
Realized gains on sale of securities, net	444,036	2,644,472
Mark to market of short positions	6,978,825	(33,259)
Other revenues	2,964	2,869
Interest expense, net of interest income of $0 and $19,976	(59,828)	(15,552)
Administrative expense relating to portfolio investments	(31,414)	(21,156)

Total Other Income	7,970,995	3,129,093

Income before Income Taxes	6,624,889	1,904,842

Income Tax Expense	386,193	400,000

Net Income	$6,238,696	$1,504,842

Comprehensive Income:

Net Income	$6,238,696	$1,504,842
Unrealized Gain on Securities Held for Sale, Net of Deferred Income Taxes	7,664,238	3,808,444

Comprehensive Income	$13,902,934	$5,313,286

Weighted average number of shares outstanding – basic	4,263,918	4,361,918

Net income per common equivalent share - basic	$1.46	$0.35

Weighted average number of shares outstanding - diluted	4,285,918	4,383,918

Net income per common equivalent share – diluted	$1.46	$0.34

Dividends paid per common share	$0.10	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE SIX MONTHS ENDED

	June 30,	June 30,
	2009	2008

REVENUES:

Operating Revenues – equipment sales and related services	$638,598	$791,778
Operating Revenues – cryobanking and related services	175,859	185,722

Total Revenues	814,457	977,500

Cost of Sales:

Cost of equipment sales and related services	332,349	302,790
Cost of cryobanking and related services	22,205	23,726

Total Cost of Sales	354,554	326,516

Gross Profit	459,903	650,984

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	1,171,651	1,174,288
Research and development-cryobanking and related services	94,411	95,396

Total Research and Development Expenses	1,266,062	1,269,684

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	1,290,491	1,574,536
Selling, general, and administrative- cryobanking and related services	363,952	299,816

Total Selling, General & Administrative Expenses	1,654,443	1,874,352

Total Operating Expenses	2,920,505	3,144,036

Loss from Operations	(2,460,602)	(2,493,052)

Other Income (Expenses):

Dividend income-investment portfolio	1,623,509	1,182,501
Realized gains on sale of securities, net	5,514,477	8,475,471
Mark to market of short positions	713,894	2,142,782
Other revenues	5,927	5,785
Interest expense, net of interest income of $6,526 and $31,161	(127,527)	(45,067)
Administrative expense relating to portfolio investments	(63,300)	(42,570)

Total Other Income	7,666,980	11,718,902

Income before Income Taxes	5,206,378	9,225,850

Income Tax Expense	510,967	400,000

Net Income	$4,695,411	$8,825,850

Comprehensive Income:

Net Income	$4,695,411	$8,825,850
Unrealized Loss on Securities Held for Sale, Net of Deferred Income Taxes	(2,181,331)	(3,383,727)

Comprehensive Income	$2,514,080	$5,442,123

Weighted average number of shares outstanding – basic	4,274,801	4,391,718

Net income per common equivalent share - basic	$1.10	$2.01

Weighted average number of shares outstanding – diluted	4,296,801	4,416,718

Net income per common equivalent share - diluted	$1.09	$2.00

Dividends paid per common share	$0.10	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE SIX MONTHS ENDED

	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,695,411	$8,825,850

Adjustment to reconcile net income to net cash used in operating activities:

Depreciation	141,811	156,053
Non-cash compensation expense associated with employee stock compensation plans	12,082	38,363
Deferred income taxes	(1,646,620)	—
Gain on sale of fixed assets	—	(162,131)
Realized gains on sale of investments	(5,514,477)	(8,475,471)
Mark to market on short positions	(713,894)	(2,142,782)

Change in operating assets and liabilities:
Increase in accounts receivable	(9,441)	(76,620)
Increase in prepaid expenses & other current assets	(10,942)	(26,856)
Increase in inventory	(24,441)	(174,478)
Decrease in accounts payable and accrued liabilities	(71,085)	(63,474)
Decrease in income taxes payable	(544,710)	(895,668)
Increase (Decrease) in deferred revenue	14,866	(5,369)

Net cash used in operating activities	(3,671,440)	(3,002,583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,498,225)	(171,362)
Proceeds from sale of fixed assets	—	195,000
Increase in securities sold, not received at fair market value	(66,740)	(4,208,361)
Increase in securities borrowed, at fair market value	147,874	2,616,922
Purchases of put and call options	(2,642,230)	(259,076)
Sales of put and call options	16,219,854	13,119,694
Acquisition of available for sale securities	(32,326,598)	(28,843,402)
Proceeds from sale of available for sale securities	17,367,808	18,864,089

Net cash (used in) provided by investing activities	(2,798,257)	1,313,504

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	42,758,318	29,538,163
Repayment of margin loan payable	(36,662,318)	(27,169,277)
Proceeds from loans from officers	1,140,000	—
Repayment of loans from officers	(1,140,000)	—
Repayment of bank loan	(1,285,000)	(1,490,000)
Proceeds from bank loan	250,000	200,000
Purchase of treasury stock	(456,001)	(1,380,088)
Dividends paid	(426,152)	—
Repayment of mortgage payable	(19,819)	(18,307)

Net cash provided by (used in) financing activities	4,159,028	(319,509)

Net decrease in cash and cash equivalents	(2,310,669)	(2,008,588)

Cash and cash equivalents at beginning of period	2,545,040	2,029,834

Cash and cash equivalents at end of period	$234,371	$21,246

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$134,053	$76,227
Income taxes	$2,707,010	$1,302,210

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2008, 2007 and 2006, included in Daxor Corporation’s Annual Report and Form 10-K for the fiscal year ended December 31, 2008. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

          We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165 - “Subsequent Events,” through the date that the financial statements were issued on August 13, 2009.

Fair Value of Financial Instruments

          The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities, deferred option premiums and loans payable approximate fair value because of their short maturities. The carrying amount of the mortgage payable is estimated to approximate fair value as the mortgage carries a market rate of interest.

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

          Effective January 1, 2009, the Company adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2009.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
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

          All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

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

Investment Goals, Strategies and Policies

The Company’s investment goals, strategies and policies are as follows:

1.

The Company’s investment goals are capital preservation, maintaining returns on capital with a high degree of safety and generating income from dividends and option sales to help offset operating losses.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

2.

In order to achieve these goals, the Company maintains a diversified securities portfolio comprised primarily of electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and may have net short positions in common stock up to 15% of the value of the portfolio. The Company’s net short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. The Board of Directors has authorized this minimum to be temporarily lowered to 70% when Company management deems it to be necessary. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will generally not exceed 20% of the value of the portfolio.

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

5.

In the event of a merger, the Company will elect to receive shares in the new company if this is an option. If the proposed merger is a cash only offer, the Company will receive cash and be forced to sell the stock.

Inventory

          Inventory is stated at the lower of cost or market, using the first-in, first-out method (FIFO), and consists primarily of finished goods.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

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

          The following table summarizes the earnings per share calculations for the three and six months ended June 30, 2009:

	Three months ended June 30, 2009	Six months ended June 30, 2009

Basic shares	4,263,918	4,274,801
Dilutions: stock options	22,000	22,000
Diluted shares	4,285,918	4,296,801
Income from continuing operations	6,238,696	4,695,411
Basic earnings per share	$1.46	$1.10
Diluted earnings per share	$1.46	$1.09

          For the six months ended June 30, 2009 and June 30, 2008, 66,300 and 85,500 options to purchase common stock, respectively were excluded in the computation of earnings per common share as their issuance prices were in excess of the average market price for the period.

          The following table summarizes the earnings per share calculations for the three and six months ended June 30, 2008:

	Three months ended June 30, 2008	Six months ended June 30, 2008

Basic shares	4,361,918	4,391,718
Dilutions: stock options	22,000	25,000
Diluted shares	4,383,918	4,416,718
Income from continuing operations	1,504,842	8,825,850
Basic earnings per share	$0.35	$2.01
Diluted earnings per share	$0.34	$2.00

          For the three months ended June 30, 2009 and June 30, 2008, 66,300 and 110,500 options to purchase common stock, respectively were excluded in the computation of earnings per common share as their issuance prices were in excess of the average market price for the period.

Dividends

           The Company paid a dividend of $0.10 per share on June 15, 2009 to shareholders of record on May 29, 2009.

          In 2008, Management instituted a policy of paying dividends when funds are available. For the year ended December 31, 2008, the Company paid a total dividend of $1.50 per share as follows: $0.25 per share on August 26th and November 26th and a special dividend of $1.00 per share on December 30, 2008. The goal of management is to follow a similar policy for 2009 and pay dividends when funds are available.

(2) AVAILABLE-FOR-SALE SECURITIES

          The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

June 30, 2009 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain (Loss)	Unrealized Gains	Unrealized Losses

Equity	$69,896,003	$55,589,349	$14,306,654	$23,605,451	$(9,298,797)
Debt	$—	$33,005	$(33,005)	$—	$(33,005)

Total Securities	$69,896,003	$55,622,354	$14,273,649	$23,605,451	$(9,331,802)

December 31, 2008

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain (Loss)	Unrealized Gains	Unrealized Losses

Equity	$68,339,143	$50,676,596	$17,662,547	$28,469,540	$(10,806,993)
Debt	$—	$33,005	$(33,005)	$—	$(33,005)

Total Securities	$68,339,143	$50,709,601	$17,629,542	$28,469,540	$(10,839,998)

The following tables summarize the unrealized losses on the Company’s Available for Sale Securities at June 30, 2009 and December 31, 2008:

Daxor Corporation
Summary of Unrealized Losses of Available for Sale Securities
As at June 30, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Marketable Equity Securities	$13,615,629	$4,987,260	$4,932,446	$4,311,537	$18,548,075	$9,298,797
Corporate Bonds	—	—	—	$33,005	—	33,005

Total	$13,615,629	$4,987,260	$4,932,446	$4,344,542	$18,548,075	$9,331,802

          Management has determined that an impairment charge is not needed for the Available for Sale Securities with losses twelve months or greater at June 30, 2009. An analysis of the Company’s holdings indicates that the largest positions have traded above the Company’s average costs and management believes they will do so again in the near future.

          The total Unrealized Loss on Available for Sale Securities decreased from $10,839,998 at December 31, 2008 to $9,331,802 at June 30, 2009.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

Daxor Corporation
Summary of Unrealized Losses of Available for Sale Securities
As at December 31, 2008

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Marketable Equity Securities	$14,232,869	$7,675,656	$2,106,718	$3,131,337	$16,339,587	$10,806,993
Corporate Bonds	—	—	—	$33,005	—	33,005

Total	$14,232,869	$7,675,656	$2,106,718	$3,164,342	$16,339,587	$10,839,998

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

          Although not deemed an operating segment: the Company reports a third business segment; Investment activity. This segment reports the activity of the Company’s investment portfolio. This includes all earnings, gains and losses, and expenses relating to these investments.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the three months ended June 30, 2009 (unaudited).

	June 30, 2009

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$293,635	$86,785	$—	$380,420

Expenses
Cost of sales	192,310	9,776	—	202,086
Research and development expenses	624,058	47,032	—	671,090
Selling, general and administrative expenses	659,122	194,228	—	853,350

Total Expenses	1,475,490	251,036	—	1,726,526

Operating loss	(1,181,855)	(164,251)	—	(1,346,106)

Investment income, net
Dividends	—	—	636,412	636.412
Gain on sales of securities, net	—	—	444,036	444,036
Mark to market of short positions	—	—	6,978,825	6,978,825
Administrative expenses relating to portfolio investments	—	—	(31,414)	(31,414)

Total Investment income, net	—	—	8,027,859	8,027,859

Other income (expense)

Interest expense, net	(7,880)	—	(51,948)	(59,828)
Other income	2,964	—	—	2,964

Total Other Income (Expense)	(4,916)	—	(51,948)	(56,864)

Income (loss) before income taxes	(1,186,771)	(164,251)	7,975,911	6,624,889

Income tax expense	22,500	1,000	362,963	386,193

Net income (loss)	$(1,209,271)	$(165,251)	$7,613,218	$6,238,696

Depreciation and amortization	$59,133	$9,105	$—	$68,238
Interest income	$—	$—	$—	$—
Capital expenditures	$510,500	$—	$—	$510,500
Total assets	$4,553,201	$192,426	$70,173,256	$74,918,883

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the three months ended June 30, 2008 (unaudited)

	June 30, 2008

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$467,898	$88,589	$—	$556,587

Expenses
Cost of sales	164,176	10,326	—	174,502

Research and development expenses	614,979	47,154	—	662,133
Selling, general and administrative expenses	803,941	140,262	—	944,203

Total Expenses	1,583,096	197,742	—	1,780,838

Operating loss	(1,115,098)	(109,153)	—	(1,224,251)

Investment income
Dividends	—	—	551,719	551,719
Gain on sales of securities, net	—	—	2,644,472	2,644,472
Mark to market of short positions	—	—	(33,259)	(33,259)
Administrative expenses relating to portfolio investments	—	—	(21,156)	(21,156)

Total Investment income, net	—	—	3,141,776	3,141,776

Other income (expense)

Interest expense, net	(8,604)	—	(6,948)	(15,552)
Other income	2,869	—	—	2,869

Total other income (expense)	(5,735)	—	(6,948)	(12,683)

Income (loss) before income taxes	(1,120,833)	(109,153)	3,134,828	1,904,842
Income tax expense	—	—	400,000	400,000

Net income (loss)	$(1,120,833)	$(109,153)	$2,734,828	$1,504,842

Depreciation and amortization	$79,234	$8,160	$—	$87,394
Interest income	$—	$—	$19,976	$19,976
Capital expenditures	$27,097	$12,263	$—	$39,360
Total assets	$2,771,270	$222,017	$101,281,431	$104,274,718

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the six months ended June 30, 2009 (unaudited).

	June 30, 2009

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$638,598	$175,859	$—	$814,457

Expenses
Cost of sales	332,349	22,205	—	354,554

Research and development expenses	1,171,651	94,411	—	1,266,062
Selling, general and administrative expenses	1,290,491	363,952	—	1,654,443

Total Expenses	2,794,491	480,568	—	3,275,059

Operating loss	(2,155,893)	(304,709)	—	(2,460,602)

Investment income, net

Dividends	—	—	1,623,509	1,623,509
Gain on sales of securities, net	—	—	5,514,477	5,514,477
Mark to market of short positions	—	—	713,894	713,894
Administrative expenses relating to portfolio investments	—	—	(63,300)	(63,300)

Total Investment income, net	—	—	7,788,580	7,788,580

Other income (expense)

Interest expense, net	(15,775)	—	(111,752)	(127,527)
Other income	5,927	—	—	5,927

Total Other Income (Expense)	(9,848)	—	(111,752)	(121,600)

Income (loss) before income taxes	(2,165,741)	(304,709)	7,676,828	5,206,378

Income tax expense	30,000	1,000	479,967	510,967

Net income (loss)	$(2,195,741)	$(305,709)	$7,196,861	$4,695,411

Depreciation and amortization	$123,602	$18,209	$—	$141,811
Interest income	$—	$—	$6,526	$6,526
Capital expenditures	$1,498,225	$—	$—	$1,498,225
Total assets	$4,553,201	$192,426	$70,173,256	$74,918,883

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the six months ended June 30, 2008 (unaudited)

	June 30, 2008

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$791,778	$185,722	$—	$977,500

Expenses
Cost of sales	302,790	23,726	—	326,516
Research and development expenses	1,174,288	95,396	—	1,269,684
Selling, general and administrative expenses	1,574,536	299,816	—	1,874,352

Total Expenses	3,051,614	418,938	—	3,470,552

Operating loss	(2,259,836)	(233,216)	—	(2,493,052)

Investment income
Dividends	—	—	1,182,501	1,182,501
Gain on sales of securities, net	—	—	8,475,471	8,475,471
Mark to market of short positions	—	—	2,142,782	2,142,782
Administrative expenses relating to portfolio investments	—	—	(42,570)	(42,570)

Total Investment income, net	—	—	11,758,184	11,758,184

Other income (expense)

Interest expense, net	(17,288)	—	(27,779)	(45,067)
Other income	5,739	46	—	5,785

Total other income (expense)	(11,549)	46	(27,779)	(39,282)

Income (loss) before income taxes	(2,271,385)	(233,170)	11,730,405	9,225,850
Income tax expense	—	—	400,000	400,000

Net income (loss)	$(2,271,385)	$(233,170)	$11,330,405	$8,825,850

Depreciation and amortization	$143,005	$13,048	$—	$156,053
Interest income	$—	$—	$31,161	$31,161
Capital expenditures	$86,808	$84,554	$—	$171,362
Total assets	$2,771,270	$222,017	$101,281,431	$104,274,718

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

(4) PROPERTY AND EQUIPMENT

	UNAUDITED
Property and equipment as at June 30, 2009 and December 31, 2008 consists of:	June 30, 2009	December 31, 2008

Machinery and equipment	$1,449,646	$1,431,842
BVA Equipment on trial	612,000	578,000
Land and Land Improvements	196,991	196,991
Buildings	598,422	598,422
Furniture and fixtures	369,205	364,732
Construction in process	1,577,269	311,152
Leasehold improvements	611,565	611,565

Total Cost	$5,415,098	$4,092,704
Accumulated depreciation and amortization	(1,750,129)	(1,784,149)

Property and equipment, net	$3,664,969	$2,308,555

Depreciation expense for the three months ended June 30, 2009 and June 30, 2008 was $68,238 and $87,394, respectively.

Depreciation expense for the six months ended June 30, 2009 and June 30, 2008 was $141,811 and $156,053 respectively.

(5) LOANS AND MORTGAGE PAYABLE

          LOANS PAYABLE

          At June 30, 2009 and December 31, 2008, the Company has a bank note payable of $0 and $1,035,000 respectively which was classified as a current liability at December 31, 2008. The note expired on May 27, 2009 and was not renewed.

          Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $15,493,695 at June 30, 2009 and $12,017,162 at December 31, 2008. The interest rates on the Company’s margin debt at June 30, 2009 ranged from 1.07% to 1.75%.

          MORTGAGE PAYABLE

          Daxor financed the purchase of the land and buildings in Oak Ridge, Tennessee with a $500,000 10-year mortgage, with the first five years fixed at 7.49%. On January 2, 2012, there is a single payment of $301,972 for the remaining principal and interest on the mortgage. The Company has the option of making this payment or refinancing the mortgage for an additional five year term at a fixed rate of interest that would be set on January 2, 2012.

The future payments of principal on the mortgage by twelve month period end are as follows:

June 30, 2010	June 30, 2011	June 30, 2012	Total

$41,835	$45,078	$323,866	$410,779

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

          For the three months ended June 30, 2009 and June 30, 2008, the Company recorded gains from marking put and call options to market of $7,033,891 and $224,723 respectively. These amounts are included in the Statements of Operations as part of mark to market of short positions.

          For the six months ended June 30, 2009 and June 30, 2008, the Company recorded gains from marking put and call options to market of $772,866 and $679,727 respectively. These amounts are included in the Statements of Operations as part of mark to market of short positions.

          All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

The following summarizes the Company’s Put and Call Options as of June 30, 2009 (unaudited) and December 31, 2008:

Put and Call Options	Selling Price	Fair Market Value	Unrealized Gain

June 30, 2009	$11,888,060	$5,727,577	$6,160,483
December 31, 2008	$13,811,975	$8,424,359	$5,387,616

(7) SECURITIES BORROWED AT FAIR VALUE

          At June 30, 2009 and June 30, 2008, the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The cost basis of these positions or proceeds for these short sales was $182,472 and $22,907,167 at June 30, 2009 and June 30, 2008. The respective market values of these positions were $255,745 and $22,979,181 as of June 30, 2009 and June 30, 2008.

(8) CURRENT INCOME TAXES

Under FASB No. 109, the Company accrues income taxes in interim periods based upon its estimated annual effective tax rate.

          The current income tax expense for the three and six months ended June 30, 2009 and 2008 is comprised of the following:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Regular tax and Alternative Minimum Tax (AMT)	$(123,413)	$—
Personal Holding Company Tax (PHC)	(60,000)	400,000
State Franchise Taxes	23,500	—

Total Current Income Tax Provision	(159,913)	400,000
Deferred Income Taxes	546,106	—

Total Income Tax Expense	$386,193	$400,000

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Regular tax and Alternative Minimum Tax (AMT)	$1,521,587	$—
Personal Holding Company Tax (PHC)	605,000	400,000
State Franchise Taxes	31,000	—

Total Current Income Tax Provision	2,157,587	400,000
Deferred Income Taxes	(1,646,620)	—

Total Income Tax Expense	$510,967	$400,000

(9) DEFERRED INCOME TAXES

The deferred income tax liability at June 30, 2009 and December 31, 2008 is comprised of the following:

	Unaudited June 30, 2009	December 31, 2008

Fair market value adjustment for available -for -sale securities	$4,995,777	$6,170,340
Mark to market short positions	249,863	1,896,483

	$5,245,640	$8,066,823

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

(10) CERTAIN CONCENTRATIONS AND CONTINGENCIES

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At June 30, 2009, stocks representing 98.15% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in five different brokerage accounts, four at UBS and one at TD Ameritrade. UBS and TD Ameritrade provide supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

          Both of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at June 30, 2009 the fair market value of securities in excess of the SIPC insured limit is $14,657,503 and the cash on deposit in excess of the insured limit is $0.

          For the three months ended June 30, 2009, the sales of Blood Volume Kits accounted for 76.67% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 58.13% of the Company’s sales of Blood Volume Kits.

          For the three months ended June 30, 2008, the sales of Blood Volume Kits accounted for 47.70% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 54.06% of the Company’s sales of Blood Volume Kits.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

          For the six months ended June 30, 2009, the sales of Blood Volume Kits accounted for 75.06% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 61.33% of the Company’s sales of Blood Volume Kits.

          For the six months ended June 30, 2008, the sales of Blood Volume Kits accounted for 55.37% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 52.22% of the Company’s sales of Blood Volume Kits.

          Management believes that the loss of any one of these customers would have an adverse effect on the Company’s consolidated business for a short period of time. All of these four hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

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

          The United States Congress is currently considering enacting a National Health Insurance Plan. At this time, it is unclear how a National Health Insurance Plan would affect our operating income. This is because we do not know what form a plan would take or if and when it will be passed. For example, if expanded coverage is mandated, this could benefit Daxor but if reimbursement is further reduced, this would not be beneficial.

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

          In November 2005, the Company received a Wells Notice from the United States Securities and Exchange Commission (SEC) with respect to its activities as an unregistered investment company. The Company responded in January and May 2006 by demonstrating that its investments, consisting of a portfolio primarily of utilities securities, have been a conservative strategy and were intended to preserve, and have succeeded in preserving, the Company’s capital(i.e., “capital preservation investments” as defined in Rule 3a-8 of the Investment Company Act of 1940). The Company has not received a closing notice or other substantive response from the SEC to its 2006 submissions. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submissions of January and May 2006.

          By a letter dated February 8, 2007, the staff of the Northeast Regional Office of the SEC advised Dr. Joseph Feldschuh, the President and Chief Executive Officer of Daxor that it is recommending that the SEC bring action against Dr. Feldschuh and Daxor Corporation for violation of Section 7(a) of the Investment Company Act. The Company responded to the SEC on March 9, 2007. The Company has not received a closing notice or other substantive response from the SEC to its March 9, 2007 submission.

          By a letter dated May 27, 2009, the staff of the Division of Corporate Finance of the SEC advised Dr. Joseph Feldschuh, the President and Chief Executive Officer of Daxor that they had certain comments and questions regarding our Form 10-K for the period ended December 31, 2008 and our Form 10-Q for the period ended March 31, 2009. The Company filed a response to the SEC notice on July 8, 2009. The Company received an answer to our response from the SEC on August 4, 2009 and intends to file a response to the SEC after the filing of the 10-Q for the Quarter ended June 30, 2009.

(11) RELATED PARTY TRANSACTIONS

          The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis.

          The amount of rental income received from the President of the Company for the three months ended June 30, 2009 and June 30, 2008 was $2,964 and $2,869.

          The amount of rental income received from the President of the Company for the six months ended June 30, 2009 and June 30, 2008 was $5,927 and $5,785.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008 (Continued)
(Unaudited)

          During the six months ended June 30, 2009, the President of the Company loaned a total of $1,140,000 to the Company in a series of advances ranging from $40,000 to $500,000. The loan due to the President of the Company never exceeded $650,000 and all advances were repaid within two weeks without interest.

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

          The total research and development costs for the three months ended June 30, 2009 and June 30, 2008 were $671,090 and $662,133, respectively.

          The total research and development costs for the six months ended June 30, 2009 and June 30, 2008 were $1,266,062 and $1,269,684, respectively.

(13) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 2009, the FASB issued SFAS No. 168- “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

          In April 2009, the FASB issued SFAS No. 165- “Subsequent Events” (“SFAS 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS No. 165 for the quarter ending June 30, 2009. Adoption did not have a material impact on our consolidated financial statements.

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

          Daxor is also coordinating its first multi-center, prospective, blinded outcome study in heart failure. The TEAM HF (Treatment to Euvolemia by Assessment and Measured Blood Volume in Heart Failure) will be comprised of nine (9) medical centers and a total of 300 patients. This study will investigate if utilizing a measured blood volume while treating heart failure patients following a hospital stay will decrease a patient’s need to revisit the hospital, decrease the mortality rate and improve their overall treatment and quality of life while living with heart failure. In our Form 10-Q for the quarter ended March 31, 2009, filed on May 12, 2009 we announced an expected start date of July 2009 for this study. We are now expecting the start date to be September 2009.

RESULTS OF OPERATIONS

Three months ended June 30, 2009 as compared with three months ended June 30, 2008:

Operating Revenues and Expenses

          For the three months ended June 30, 2009, consolidated operating revenues decreased to $380,420 from $556,587 for the same period in 2008, a decrease of $176,167 or 31.65%. This was mainly due to no Blood Volume Analyzers being sold during the current quarter versus three during the same period last year for a total of $195,000.

          For the three months ended June 30, 2009, revenue from Blood volume kit sales increased by $7,994 or 3.24% to $254,814 from $246,820 for the same period in 2008. This can mainly be attributed to an increase in the number of kits sold from 771 in 2008 to 880 during the current period for an increase of 14.14%. There were 56 Blood Volume Analyzers placed at June 30, 2009 versus 52 at June 30, 2008. For the three months ended June 30, 2009, the Company provided 99 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 162 during the same period in 2008.

The following tables provide gross margin information on Equipment Sales & Related Services for the three months ended June 30, 2009 and 2008:

Equipment Sales and Related Services:	Kit Sales Three Months Ended June 30, 2009	Equipment Sales and Other Three Months Ended June 30, 2009	Total Three Months Ended June 30, 2009

Revenue	$254,814	$38,821	$293,635
Cost of Goods Sold	114,920	77,390	192,310

Gross Profit (Loss)	$139,894	$(38,569)	$101,325

Gross Profit (Loss) Percentage	54.9%	(99.4)%	34.5%

Equipment Sales and Related Services:	Kit Sales Three Months Ended June 30, 2008	Equipment Sales and Other Three Months Ended June 30, 2008	Total Three Months Ended June 30, 2008

Revenue	$246,820	$221,178	$467,998
Cost of Goods Sold	120,100	44,076	164,176

Gross Profit	$126,720	$177,102	$303,822

Gross Profit Percentage	51.3%	80.0%	64.9%

          The additional revenues for Equipment Sales and Other during the current and previous quarters consist almost entirely of shipping charges and service contract revenue.

          The Company had a gross loss of ($38,569) on Equipment Sales and Other for the three months ended June 30, 2009 versus a gross profit for the three months ended June 30, 2008 of $177,102. The reason for the difference is that three Blood Volume Analyzers were sold during the second quarter of 2008 for a total of $195,000 versus no machines sold during the current three month period. The Company still incurs costs for items such as convenience kit production and related supplies even when Blood Volume Analyzers are not sold.

          Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,283,180 for the three months ended June 30, 2009 versus $1,418,920 for the same period in 2008, for a decrease of $135,740 or 9.56%. The main reason for this was decreased payroll and related costs of $108,365 for the three months ended June 30, 2009 as compared to the same period in 2008.

          Research & Development expenses for Equipment Sales and Related Services were $624,058 for the three months ended June 30, 2009 versus $614,979 for the same period in 2008 for an increase of $9,079 or 1.48%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $86,785 in 2009 from $88,589 in 2008, for a decrease of $1,804 or 2.03%. The main reason for this was a decrease in Semen Analysis fees of $2,280 for the three months ended June 30, 2009 as compared to 2008.

          Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $241,260 for the three months ended June 30, 2009 versus $187,416 for the same period in 2008, for an increase of $53,844 or 28.73%. The main reason for this was an increase of $35,624 in professional fees attributable to a non-material legal action.

Consolidated Operating Expenses

          The total consolidated operating expenses including cost of sales for the second quarter of 2009 were $1,726,526 versus $1,780,838 in 2008 for a decrease of $54,312 or 3.04% which is mainly attributable to a reduction in payroll and related expenses of $43,020.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the three months ended June 30, 2009 was $636,412 versus $551,719 for the same period in 2008 for an increase of $84,693 or 15.35%. The main reason for this increase is that the Company owned additional dividend paying stocks during the quarter ended June 30, 2009 versus the quarter ended June 30, 2008.

Investment Gains (Losses)

          Gains on the sale of investments were $444,036 for the three months ended June 30, 2009 versus $2,644,472 for the same period in 2008 for a decrease of $2,200,436 or 83.21%. For the current quarter, the Company had a gain from the marking to the market of short positions of stocks and put and call options of $6,978,825 versus a loss of ($33,259) for the same period in 2008. Interest expense net of interest income was $59,828 for the three months ended June 30, 2009 versus $15,552 for the three months ended June 30, 2008. Administrative expenses relating to portfolio investments were $31,414 in 2008 versus $ 21,156 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

          As of June 30, 2009, cash and cash equivalents totaled $234,371 versus $2,545,040 at December 31, 2008. Cash used in operating activities was $3,671,440 for the six month period ended June 30, 2009. The decrease in cash and cash equivalents was primarily due to funding the operating loss for the current six month period.

          Cash used in investing activities was $2,798,257 for the six months ended June 30, 2009. The decrease is attributable to the acquisition of property and equipment of $1,498,225 during the current six month period, of which $1,420,900 is for the construction project at 109 Meco Lane and the Company’s investment activities of $1,300,032.

          In November of 2008, a construction project commenced at 109 Meco Lane. Management expects the project to be completed by the end of 2009 and the total cost to be approximately $1,800,000. The project involves the construction of laboratory and office space.

          A total of $4,159,028 of cash was provided during the current six month period from financing activities and this was primarily due to the proceeds obtained from margin loans payable.

          During the six months ended June 30, 2009, the President of the Company loaned a total of $1,140,000 to the Company in a series of advances ranging from $40,000 to $500,000. The loan due to the President of the Company never exceeded $650,000 and all advances were repaid within two weeks without interest.

          The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two. The Company’s portfolio has maintained a net value above historical cost for each of the past 98 consecutive quarters.

The Company’s investment goals, strategies and policies are as follows:

1.

The Company’s investment goals are capital preservation, maintaining returns on capital with a high degree of safety and generating income from dividends and option sales to help offset operating losses.

2.

In order to achieve these goals, the Company maintains a diversified securities portfolio comprised primarily of electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and may have net short positions in common stock up to 15% of the value of the portfolio. The Company’s net short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. The Board of Directors has authorized this minimum to be temporarily lowered to 70% when Company management deems it to be necessary. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will generally not exceed 20% of the value of the portfolio.

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

5.

In the event of a merger, the Company will elect to receive shares in the new company if this is an option. If the proposed merger is a cash only offer, the Company will receive cash and be forced to sell the stock.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2009 as compared with six months ended June 30, 2008:

Operating Revenues and Expenses

          For the six months ended June 30, 2009, consolidated operating revenues decreased to $814,457 from $977,500 for the same period in 2008, a decrease of $163,043 or 16.68%. This was mainly due to no Blood Volume Analyzers being sold during the current six month period versus three during the same period last year for a total of $195,000.

          For the six months ended June 30, 2009, revenue from Blood volume kit sales increased by $23,069 or 4.26% to $564,266 from $541,197 for the same period in 2008. This can mainly be attributed to an increase in the number of kits sold from 1,639 in 2008 to 1,851 during the current period for an increase of 12.94%. There were 56 Blood Volume Analyzers placed at June 30, 2009 versus 52 at June 30, 2008. For the six months ended June 30, 2009, the Company provided 204 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 273 during the same period in 2008.

          The following tables provide gross margin information on Equipment Sales & Related Services for the six months ended June 30, 2009 and 2008:

Equipment Sales and Related Services:	Kit Sales Six Months Ended June 30, 2009	Equipment Sales and Other Six Months Ended June 30, 2009	Total Six Months Ended June 30, 2009

Revenue	$564,266	$74,332	$638,598
Cost of Goods Sold	222,335	110,014	332,349

Gross Profit (Loss)	$341,931	$(35,682)	$306,249

Gross Profit (Loss) Percentage	60.6%	(48.0)%	47.9%

Equipment Sales and Related Services:	Kit Sales Six Months Ended June 30, 2008	Equipment Sales and Other Six Months Ended June 30, 2008	Total Six Months Ended June 30, 2008

Revenue	$541,197	$250,581	$791,778
Cost of Goods Sold	237,027	65,763	302,790

Gross Profit	$304,170	$184,818	$488,988

Gross Profit Percentage	56.2%	73.7%	61.8%

          The additional revenues for Equipment Sales and Other during the current and previous six month periods consist almost entirely of shipping charges and service contract revenue.

          The Company had a gross loss of ($35,682) on Equipment Sales and Other for the six months ended June 30, 2009 versus a gross profit for the six months ended June 30, 2008 of $184,818. The reason for the difference is that three Blood Volume Analyzers were sold during the six months ended June 30, 2008 for a total of $195,000 versus no machines sold during the current six month period. The Company still incurs costs for items such as convenience kit production and related supplies even when Blood Volume Analyzers are not sold.

          Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $2,462,142 for the six months ended June 30, 2009 versus $2,748,824 for the same period in 2008, for a decrease of $286,682 or 10.43%. The main reason for this was decreased payroll and related costs of $182,004 for the six months ended June 30, 2009 as compared to the same period in 2008.

          Research & Development expenses for Equipment Sales and Related Services were $1,171,651 for the six months ended June 30, 2009 versus $1,174,288 for the six months ended June 30, 2008. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $175,859 in 2009 from $185,722 in 2008, for a decrease of $9,863 or 5.31%. The main reason for this was a decrease in Semen Bank Storage fees and related items of $6,972 for the six months ended June 30, 2009 as compared to 2008.

          Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $458,363 for the six months ended June 30, 2009 versus $395,212 for the same period in 2008, for an increase of $63,151 or 15.98%. The main reasons for this were increases of $35,876 in professional fees attributable to the legal action which is discussed in greater detail in Part II and $19,097 in expenses allocated to Cryobanking from Equipment Sales and Related Services. These allocated expenses represent the expenses of Cryobanking paid by Equipment Sales and Related Services. These allocated expense have no effect on our consolidated results.

Consolidated Operating Expenses

          The total consolidated operating expenses including cost of sales for the six months ended June 30, 2009 were $3,275,059 versus $3,470,552 in 2008 for a decrease of $195,493 or 5.63% which is mainly attributable to a reduction in payroll and related expenses of $149,532.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the six months ended June 30, 2009 was $1,623,509 versus $1,182,501 for the same period in 2008 for an increase of $441,008 or 37.29%. The main reason for this increase was the receipt of a onetime special dividend of $282,425 on a stock which was still in the Company’s investment portfolio at June 30, 2009.

Investment Gains (Losses)

          Gains on the sale of investments were $5,514,477 for the six months ended June 30, 2009 versus $8,475,471 for the same period in 2008 for a decrease of $2,960,994 or 34.94%. For the current six months, the Company had a gain from the marking to the market of short positions of stocks and put and call options of $713,894 versus a gain of $2,142,782 for the same period in 2008. Interest expense net of interest income was $127,527 for the six months ended June 30, 2009 versus $45,067 for the six months ended June 30, 2008. Administrative expenses relating to portfolio investments were $63,300 in 2008 versus $ 42,570 for the same period in 2008.

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

          Our critical accounting policies, are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of and for the three and six month periods ended June 30, 2009.

CODE OF ETHICS AND BUSINESS CONDUCT

          The Company has a Code of Ethics and Business Conduct which was approved by the Board of Directors in March 2005. The Code of Ethics and Business Conduct applies to all directors, officers, employees and other representatives of the Company including the Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics and Business Conduct is available for free at www.daxor.com

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

          At June 30, 2009, unrealized gains were $23,605,451 and unrealized losses were ($9,331,802) on available for sale securities for a ratio of 2.53 to 1.

          At June 30, 2009, 97.23% of the market value of the Company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

          The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

          Because of the size of the unrealized gains in the company’s portfolio, the Company does not anticipate any changes which could reduce the value of the Company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 101 separate common and preferred stocks. As of June 30, 2009 there were two holdings of common stock which comprised 24.20% of the total market value of the available for sale investments.

          The Company is not exposed to any foreign currency risk or commodity price risk through its holdings of equity securities and put and call options.

          The Company is not exposed to any interest rate risk since it does not have any long term debt other than a fixed rate mortgage securing real property in Oak Ridge, Tennessee.

Daxor Corporation
Summary of Available for Sale Securities
As at June 30, 2009

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain (Loss)

Common Stock	$67,958,422	$53,579,049	$14,379,373
Preferred Stock	1,937,581	2,010,300	(72,719)

Total Equities	$69,896,003	$55,589,349	$14,306,654
Bonds	—	33,005	(33,005)

Total Portfolio	$69,896,003	$55,622,354	$14,273,649

Summary of Proceeds Received and Market Valuation at 06/30/09
Put and Call Options

Total Proceeds Received on open positions at 01/01/09	Sale of Options from 01/01/09-06/30/09	Expirations and Assignments of Options from 01/01/09-06/30/09	Proceeds Received on open positions at 06/30/09	Market Value at 06/30/09	Unrealized Appreciation at 06/30/09

$13,811,975	$16,218,188	$18,142,103	$11,888,060	$5,727,577	$6,160,483

Daxor Corporation
Summary of Unrealized Losses of Available for Sale Securities
As at June 30, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Marketable Equity Securities	$13,615,629	$4,987,260	$4,932,446	$4,311,537	$18,548,075	$9,298,797
Corporate Bonds	—	—	—	$33,005	—	33,005

Total	$13,615,629	$4,987,260	$4,932,446	$4,344,542	$18,548,075	$9,331,802

          Management has determined that an impairment charge is not needed for the Available for Sale Securities with losses twelve months or greater at June 30, 2009. An analysis of the Company’s holdings indicates that the largest positions have traded above the Company’s average costs and management believes they will do so again in the near future.

          The total Unrealized Loss on Available for Sale Securities decreased from $10,839,998 at December 31, 2008 to $9,331,802 at June 30, 2009.

Daxor Corporation
Summary of Available for Sale Securities
As at December 31, 2008

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain (Loss)

Common Stock	$65,910,988	$47,766,362	$18,144,626
Mutual Funds	165,500	172,710	(7,210)
Preferred Stock	2,262,655	2,737,524	(474,869)

Total Equities	$68,339,143	$50,676,596	$17,662,547
Bonds	—	33,005	(33,005)

Total Portfolio	$68,339,143	$50,709,601	$17,629,542

Summary of Proceeds Received and Market Valuation at 12/31/08
Put and Call Options

Total Proceeds Received on open positions at 01/01/08	Sale of Options from 01/01/08-12/31/08	Expirations and Assignments of Options from 01/01/08-12/31/08	Proceeds Received on open positions at 12/31/08	Market Value at 12/31/08	Unrealized Appreciation at 12/31/08

$7,645,833	$34,377,992	$28,211,850	$13,811,975	$8,424,359	$5,387,616

Daxor Corporation
Summary of Unrealized Losses of Available for Sale Securities
As at December 31, 2008

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Marketable Equity Securities	$14,232,869	$7,675,656	$2,106,718	$3,131,337	$16,339,587	$10,806,993
Corporate Bonds	—	—	—	$33,005	—	33,005

Total	$14,232,869	$7,675,656	$2,106,718	$3,164,342	$16,339,587	$10,839,998

Item 4T. Controls and Procedures

          As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended June 30, 2009 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. During the quarter ended June 30, 2009, there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

          The Company’s management and board of directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The Company’s motion to dismiss a pending legal action was granted in its entirety on August 5, 2009. The plaintiffs’ time to appeal the dismissal will expire on September 4, 2009. In the event the plaintiffs pursue an appeal, the Company intends to aggressively and vigorously defend the dismissal on appeal based on the legal and factual defenses found by the trial court.

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

          None.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          Our Annual Meeting of Stockholders was held on June 24, 2009.

          The individuals named below were elected as directors, each to serve until the next Annual Meeting or until his successor is duly elected and qualified. Shares voted were as follows:

Name of Director	For	Withheld

Joseph Feldschuh, M.D.	3,936,207	261,836
Robert Willens	4,186,844	11,199
James A. Lombard	4,042,684	155,359
Martin S. Wolpoff	4,042,684	155,359
Mario Biaggi, Jr. Esq.	4,185,774	12,269
Bernhard Saxe, Esq.	4,186,784	11,259
Stanley Epstein, M.D.	4,041,734	156,309

At such meeting, the stockholders approved Proposal 2, ratifying the approval of Rotenberg, Meril Solomon Bertiger & Guttilla PC as our independent registered accounting firm. The votes for Proposal 2 were as follows:

For	Against	Abstain

4,195,412	2,335	296

At such meeting, the stockholders approved Proposal 3, ratifying a non-binding resolution regarding the compensation of the Company’s named executives.

For	Against	Abstain

3,994,905	192,806	10,332

Item 5. Other Information

          None.

Item 6. Exhibits to Quarterly Report on Form 10-Q

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d)of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 11, 2009	By:	/s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D.,
President
Chief Executive Officer
Chairman of the Board of Directors
Principal Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002