Form 10-Q
period 2009-09-30
DAXOR CORP
filed 2009-11-12
CIK 27367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED September 30, 2009
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

Large Accelerated filer	☐	Accelerated Filer ☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐          No     ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,250,518 OUTSTANDING AT October 31, 2009
COMMON STOCK
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED September 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,003	$2,545,040
Receivable from broker (held in money market accounts)	4,144,219	2,829,979
Available-for-sale securities, at fair value	61,448,255	68,339,143
Securities sold, not received, at fair value	8,438,475	—
Accounts receivable, net of allowance for doubtful accounts of $92,421 in 2009 and $88,645 in 2008	177,441	205,568
Inventory	476,663	426,826
Prepaid expenses and other current assets	778,715	131,912

Total Current Assets	75,522,771	74,478,468

Property and equipment, net	3,995,342	2,308,555
Other assets	37,158	37,158

Total Assets	$79,555,271	$76,824,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$457,089	$604,420
Loans payable	2,552,593	13,052,162
Income taxes payable	3,030,000	2,643,958
Mortgage payable, current portion	42,630	40,306
Put and call options, at fair value	6,721,208	8,424,359
Securities borrowed, at fair value	9,043,605	107,871
Deferred revenue	63,220	33,349
Deferred income taxes	7,040,753	8,066,823

Total Current Liabilities	28,951,098	32,973,248

LONG TERM LIABILITIES

Mortgage payable, less current portion	358,042	390,292

Total Liabilities	29,309,140	33,363,540

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,250,518 and 4,289,118 shares at September 30, 2009 and December 31, 2008, respectively	53,165	53,165
Additional paid in capital	10,675,228	10,660,547
Accumulated other comprehensive income	12,885,936	11,459,203
Retained earnings	37,990,610	32,158,138
Treasury stock, at cost, 1,066,032 and 1,027,432 shares at September 30, 2009 and December 31, 2008, respectively	(11,358,808)	(10,870,412)

Total Stockholders’ Equity	50,246,131	43,460,641

Total Liabilities and Stockholders’ Equity	$79,555,271	$76,824,181

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	September 30, 2009	September 30, 2008

REVENUES:

Operating Revenues – equipment sales and related services	$330,286	$349,961
Operating Revenues – cryobanking and related services	84,090	101,292

Total Revenues	414,376	451,253

Cost of Sales:

Cost of equipment sales and related services	166,910	188,484
Cost of cryobanking and related services	11,840	11,117

Total Cost of Sales	178,750	199,601

Gross Profit	235,626	251,652

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	620,291	560,914
Research and development-cryobanking and related services	47,741	40,843

Total Research and Development Expenses	668,032	601,757

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	628,820	702,626
Selling, general, and administrative- cryobanking and related services	186,207	168,992

Total Selling, General & Administrative Expenses	815,027	871,618

Total Operating Expenses	1,483,059	1,473,375

Loss from Operations	(1,247,433)	(1,221,723)

Other Income (Expenses):

Dividend income-investment portfolio	729,731	750,909
Realized gains on sale of securities, net	3,719,285	9,787,106
Mark to market of short positions	(421,974)	(532,300)
Other revenues	2,964	3,270
Interest expense, net of interest income of $8,590 and $922	(37,898)	(32,936)
Administrative expense relating to portfolio investments	(45,986)	(27,984)

Total Other Income	3,946,122	9,948,065

Income before Income Taxes	2,698,689	8,726,342

Income Tax Expense	72,847	2,325,000

Net Income	$2,625,842	$6,401,342

Comprehensive Income:

Net Income	$2,625,842	$6,401,342
Unrealized Gain (Loss) on Securities Held for Sale, Net of Deferred Income Taxes	3,608,065	(10,109,088)

Comprehensive Income (Loss)	$6,233,907	$(3,707,746)

Weighted average number of shares outstanding – basic	4,250,518	4,324,885

Net income per common equivalent share - basic	$0.62	$1.48

Weighted average number of shares outstanding - diluted	4,250,518	4,346,885

Net income per common equivalent share - diluted	$0.62	$1.47

Dividends paid per common share	$0.35	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE NINE MONTHS ENDED

	September 30, 2009	September 30, 2008

REVENUES:

Operating Revenues – equipment sales and related services	$968,884	$1,141,739
Operating Revenues – cryobanking and related services	259,949	287,014

Total Revenues	1,228,833	1,428,753

Cost of Sales:

Cost of equipment sales and related services	499,259	491,274
Cost of cryobanking and related services	34,045	34,843

Total Cost of Sales	533,304	526,117

Gross Profit	695,529	902,636

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	1,791,942	1,735,202
Research and development-cryobanking and related services	142,152	136,239

Total Research and Development Expenses	1,934,094	1,871,441

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	1,919,311	2,277,162
Selling, general, and administrative- cryobanking and related services	550,159	468,808

Total Selling, General & Administrative Expenses	2,469,470	2,745,970

Total Operating Expenses	4,403,564	4,617,411

Loss from Operations	(3,708,035)	(3,714,775)

Other Income (Expenses):

Dividend income-investment portfolio	2,353,240	1,933,410
Realized gains on sale of securities, net	9,233,762	18,262,577
Mark to market of short positions	291,920	1,610,482
Other revenues	8,891	9,055
Interest expense, net of interest income of $15,116 and $32,083	(165,425)	(78,003)
Administrative expense relating to portfolio investments	(109,286)	(70,554)

Total Other Income	11,613,102	21,666,967

Income before Income Taxes	7,905,067	17,952,192

Income Tax Expense	583,814	2,725,000

Net Income	$7,321,253	$15,227,192

Comprehensive Income:

Net Income	$7,321,253	$15,227,192
Unrealized Gain (Loss) on Securities Held for Sale, Net of Deferred Income Taxes	1,426,733	(13,492,815)

Comprehensive Income	$8,747,986	$1,734,377

Weighted average number of shares outstanding – basic	4,266,707	4,369,440

Net income per common equivalent share - basic	$1.72	$3.49

Weighted average number of shares outstanding – diluted	4,288,707	4,440,140

Net income per common equivalent share - diluted	$1.71	$3.43

Dividends paid per common share	$0.35	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE NINE MONTHS ENDED

	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:	$7,321,253	$15,227,192
Net income

Adjustment to reconcile net income to net cash used in operating activities:

Depreciation	211,271	234,923
Provision for doubtful accounts	3,776	(10)
Non-cash compensation expense associated with employee stock compensation plans	14,681	55,799
Deferred income taxes	(1,794,311)	—
Gain on sale of fixed assets	—	(213,814)
Loss on disposal of fixed assets	16,433	—
Realized gains on sale of investments	(9,233,762)	(18,262,577)
Non cash dividend income	(1,938)	—
Mark to market adjustments on options & short sales	(291,920)	(1,610,482)

Change in operating assets and liabilities:
Decrease (Increase) in accounts receivable	24,351	(88,939)
Increase in prepaid expenses & other current assets	(646,803)	(176,422)
Increase in inventory	(49,837)	(163,473)
Decrease in accounts payable and accrued liabilities	(147,331)	(32,254)
Increase in income taxes payable	386,042	1,428,346
Increase in deferred revenue	29,871	38,887

Net cash used in operating activities	(4,158,224)	(3,562,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,914,491)	(278,840)
Proceeds from sale of fixed assets	—	260,000
(Increase) Decrease in securities sold, not received at fair market value	(8,438,475)	2,880,898
Increase (Decrease) in securities borrowed, at fair market value	8,935,734	(7,436,798)
Purchases of put and call options	(2,697,775)	(260,384)
Sales of put and call options	22,504,260	23,984,659
Acquisition of available for sale securities	(34,514,941)	(45,196,181)
Proceeds from sale of available for sale securities	31,618,787	33,451,024

Net cash provided by investing activities	15,493,099	7,404,378

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	47,784,335	56,133,124
Repayment of margin loan payable	(58,563,144)	(53,373,009)
Proceeds from loans from officers	1,140,000	—
Repayment of loans from officers	(1,140,000)	—
Repayment of bank loan	(1,285,000)	(1,690,000)
Proceeds from bank loan	250,000	200,000
Purchase of treasury stock	(488,396)	(1,995,642)
Dividends paid	(1,488,781)	(1,082,004)
Repayment of mortgage payable	(29,926)	(27,676)

Net cash used in financing activities	(13,820,912)	(1,835,207)

Net increase (decrease) in cash and cash equivalents	(2,486,037)	2,006,347
Cash and cash equivalents at beginning of period	2,545,040	2,029,834

Cash and cash equivalents at end of period	$59,003	$4,036,181

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$180,541	$110,086
Income taxes	$2,873,491	$1,316,044

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2008, 2007 and 2006, included in Daxor Corporation’s Annual Report and Form 10-K for the fiscal year ended December 31, 2008. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

          We have evaluated subsequent events through the date that the financial statements were issued on November 12, 2009.

Accounting Standards Codification

          Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

Fair Value Measurements

          Effective January 1, 2008, the Company adopted ASC 820 - Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. ASC 820 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.

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

Effective January 1, 2009, the Company adopted the provisions of ASC 820-10 with respect to non-financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have any impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2009.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

Available-for-Sale Securities

          Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of electric utility companies) that management has determined meet the definition of available-for-sale under ASC 320 - Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

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

Put and Call Options at fair value

          As part of the company’s investment strategy, put and call options are sold on various stocks the company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. In accordance with ASC 815 - Accounting for Derivative Instruments and Hedging Activities, these options are marked to market for each reporting period using readily available market quotes (Level 1 inputs), and this fair value adjustment is recorded as a gain or loss in the Statement of Operations.

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

Securities borrowed at fair value

          When a call option that has been sold short is exercised, this creates a short position in the related common stock. The recorded cost of these short positions is the amount received on the sale of the stock plus the proceeds received from the underlying call option. These positions are shown on the Balance Sheet as “Securities borrowed at fair value” and the carrying value is reduced or increased at the end of each quarter by the mark to market adjustment which is recorded in accordance with ASC 320 – Accounting for Certain Investments in Debt and Equity Securities.

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
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

Earnings per Share

          The Company computes earnings per share in accordance with ASC 260 - Earnings per Share. Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are based on the average number of common shares outstanding during each period, adjusted for the effects of outstanding stock options.

          The following table summarizes the earnings per share calculations for the three and nine months ended September 30, 2009:

	Three months ended September 30, 2009	Three months ended September 30, 2008

Basic shares	4,250,518	4,324,885
Dilutions: stock options	—	22,000
Diluted shares	4,250,518	4,346,885
Income from continuing operations	2,625,842	6,401,342
Basic earnings per share	$0.62	$1.48
Diluted earnings per share	$0.62	$1.47

          For the nine months ended September 30, 2009 and September 30, 2008, 45,300 and 41,400 options to purchase common stock, respectively were excluded in the computation of earnings per common share as their issuance prices were in excess of the average market price for the period.

          The following table summarizes the earnings per share calculations for the three and nine months ended September 30, 2008:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Basic shares	4,266,707	4,369,440
Dilutions: stock options	22,000	70,700
Diluted shares	4,288,707	4,440,140
Income from continuing operations	7,321,253	15,227,192
Basic earnings per share	$1.72	$3.49
Diluted earnings per share	$1.71	$3.43

          For the three months ended September 30, 2009 and September 30, 2008, 45,300 and 90,100 options to purchase common stock, respectively were excluded in the computation of earnings per common share as their issuance prices were in excess of the average market price for the period.

Dividends

           The Company has paid a total dividend of $0.35 per share in 2009 as follows: $0.10 per share on June 15, 2009 and $0.25 per share on September 8, 2009.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

(2)	AVAILABLE-FOR-SALE SECURITIES

          The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

September 30, 2009 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain (Loss)	Unrealized Gains	Unrealized Losses

Equity	$61,448,255	$41,590,733	$19,857,522	$26,096,740	$(6,239,218)
Debt	$—	$33,005	$(33,005)	$—	$(33,005)

Total Securities	$61,448,255	$41,623,738	$19,824,517	$26,096,740	$(6,272,223)

December 31, 2008

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain (Loss)	Unrealized Gains	Unrealized Losses

Equity	$68,339,143	$50,676,596	$17,662,547	$28,469,540	$(10,806,993)
Debt	$—	$33,005	$(33,005)	$—	$(33,005)

Total Securities	$68,339,143	$50,709,601	$17,629,542	$28,469,540	$(10,839,998)

          The following tables summarize the unrealized losses on the Company’s Available for Sale Securities at September 30, 2009 and December 31, 2008:

Daxor Corporation
Summary of Unrealized Losses of Available for Sale Securities
As at September 30, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Marketable Equity Securities	$4,652,557	$1,590,866	$4,105,278	$4,648,352	$8,757,835	$6,239,218
Corporate Bonds	—	—	—	$33,005	—	33,005

Total	$4,652,557	$1,590,866	$4,105,278	$4,681,357	$8,757,835	$6,272,223

          Management has determined that an impairment charge is not needed for the Available for Sale Securities with losses twelve months or greater at September 30, 2009. An analysis of the Company’s holdings indicates that the largest positions have traded above the Company’s average costs and management believes they will do so again in the future. Based on the Company’s investment history, management does not consider a security to be other than temporarily impaired until the cost has been below the market value for a continuous period of three years. At September 30, 2009 the Company has no material holdings in a continuous loss position for three years or more.

          The total Unrealized Loss on Available for Sale Securities decreased from $10,839,998 at December 31, 2008 to $6,272,223 at September 30, 2009.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the three months ended September 30, 2009 (unaudited).

	September 30, 2009

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$330,286	$84,090	$—	$414,376

Expenses
Cost of sales	166,910	11,840	—	178,750
Research and development expenses	620,291	47,741	—	668,032
Selling, general and administrative expenses	628,820	186,207	—	815,027

Total Expenses	1,416,021	245,788	—	1,661,809

Operating loss	(1,085,735)	(161,698)	—	(1,247,433)

Investment income, net
Dividends	—	—	729,731	729,731
Gain on sales of securities, net	—	—	3,719,285	3,719,285
Mark to market of short positions	—	—	(421,974)	(421,974)
Administrative expenses relating to portfolio investments	—	—	(45,986)	(45,986)

Total Investment income, net	—	—	3,981,056	3,981,056

Other income (expense)

Interest expense, net	(7,691)	—	(30,207)	(37,898)
Other income	2,964	—	—	2,964

Total Other Income (Expense)	(4,727)	—	(30,207)	(34,934)

Income (loss) before income taxes	(1,090,462)	(161,698)	3,950,849	2,698,689
Income tax expense	55,835	—	17,012	72,847

Net income (loss)	$(1,146,297)	$(161,698)	$3,933,837	$2,625,842

Depreciation and amortization	$60,125	$9,335	$—	$69,460
Interest income	$—	$—	$8,590	$8,590
Capital expenditures	$381,716	$18,117	$—	$399,833
Total assets	$5,340,141	$184,181	$74,030,949	$79,555,271

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the three months ended September 30, 2008 (unaudited)

	September 30, 2008

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$349,961	$101,292	$—	$451,253

Expenses
Cost of sales	188,484	11,117	—	199,601
Research and development expenses	560,914	40,843	—	601,757
Selling, general and administrative expenses	702,626	168,992	—	871,618

Total Expenses	1,452,024	220,952		1,672,976

Operating loss	(1,102,063)	(119,660)	—	(1,221,723)

Investment income
Dividends	—	—	750,909	750,909
Gain on sales of securities, net	—	—	9,787,106	9,787,106
Mark to market of short positions	—	—	(532,300)	(532,300)
Administrative expenses relating to portfolio investments	—	—	(27,984)	(27,984)

Total Investment income, net	—	—	9,977,731	9,977,731

Other income (expense)
Interest expense, net	(8,428)	—	(24,508)	(32,936)
Other income	2,870	400	—	3,270

Total Other Income (Expense)	(5,558)	400	(24,508)	(29,666)

Income (loss) before income taxes	(1,107,621)	(119,260)	9,953,223	8,726,342
Income tax expense	—	—	2,325,000	2,325,000

Net income (loss)	$(1,107,621)	$(119,260)	$7,628,223	$6,401,342

Depreciation and amortization	$69,923	$8,947	$—	$78,870
Interest income	$—	$—	$922	$922
Capital expenditures	$97,948	$9,530	$—	$107,478
Total assets	$6,958,732	$215,672	$84,587,066	$91,761,470

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the nine months ended September 30, 2009 (unaudited).

	September 30, 2009

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$968,884	$259,949	$—	$1,228,833

Expenses
Cost of sales	499,259	34,045	—	533,304

Research and development expenses	1,791,942	142,152	—	1,934,904
Selling, general and administrative expenses	1,919,311	550,159	—	2,469,470

Total Expenses	4,210,512	726,356	—	4,936,868

Operating loss	(3,241,628)	(466,407)	—	(3,708,035)

Investment income, net

Dividends	—	—	2,353,240	2,353,240
Gain on sales of securities, net	—	—	9,233,762	9,233,762
Mark to market of short positions	—	—	291,920	291,920
Administrative expenses relating to portfolio investments	—	—	(109,286)	(109,286)

Total Investment income, net	—	—	11,769,636	11,769,636

Other income (expense)

Interest expense, net	(23,466)	—	(141,959)	(165,425)
Other income	8,891	—	—	8,891

Total Other Income (Expense)	(14,575)	—	(141,959)	(156,534)

Income(loss) before income taxes	(3,256,203)	(466,407)	11,627,677	7,905,067
Income tax expense	85,835	1,000	496,979	583,814

Net income (loss)	$(3,342,038)	$(467,407)	$11,130,698	$7,321,253

Depreciation and amortization	$183,727	$27,544	$—	$211,271
Interest income	$—	$—	$15,116	$15,116
Capital expenditures	$1,879,941	$18,117	$—	$1,898,058
Total assets	$5,340,141	$184,181	$74,030,949	$79,555,271

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

          The following table summarizes the results of each segment described above for the nine months ended September 30, 2008 (unaudited)

	September 30, 2008

	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$1,141,739	$287,014	$—	$1,428,753

Expenses
Cost of sales	491,274	34,843	—	526,117
Research and development expenses	1,735,202	136,239	—	1,871,441
Selling, general and administrative expenses	2,277,162	468,808	—	2,745,970

Total Expenses	4,503,638	639,890		5,143,528

Operating loss	(3,361,899)	(352,876)	—	(3,714,775)

Investment income
Dividends	—	—	1,933,410	1,933,410
Gain on sales of securities, net	—	—	18,262,577	18,262,577
Mark to market of short positions	—	—	1,610,482	1,610,482
Administrative expenses relating to portfolio investments	—	—	(70,554)	(70,554)

Total Investment income, net	—	—	21,735,915	21,735,915

Other income (expense)

Interest expense, net	(25,716)	—	(52,287)	(78,003)
Other income	8,609	446	—	9,055

Total other income (expense)	(17,107)	446	(52,287)	(68,948)

Income (loss) before income taxes	(3,379,006)	(352,430)	21,683,628	17,952,192
Income tax expense	—	—	2,725,000	2,725,000

Net income (loss)	$(3,379,006)	$(352,430)	$18,958,628	$15,227,192

Depreciation and amortization	$212,928	$21,995	$—	$234,923
Interest income	$—	$—	$32,083	$32,083
Capital expenditures	$184,756	$94,084	$—	$278,840
Total assets	$6,958,732	$215,672	$84,587,066	$91,761,470

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

(4)	PROPERTY AND EQUIPMENT

           Property and equipment as at September 30, 2009 and December 31, 2008 consists of:

	UNAUDITED
	September 30, 2009	December 31, 2008

Machinery and equipment	$1,792,997	$1,431,842
BVA Equipment on trial	629,000	578,000
Land and Land Improvements	196,991	196,991
Buildings	598,422	598,422
Furniture and fixtures	369,205	364,732
Construction in process	1,580,201	311,152
Leasehold improvements	611,565	611,565

Total Cost	$5,778,381	$4,092,704
Accumulated depreciation and amortization	(1,783,039)	(1,784,149)

Property and equipment, net	$3,995,342	$2,308,555

Depreciation expense for the three months ended September 30, 2009 and September 30, 2008 was $69,460 and $78,870, respectively.

Depreciation expense for the nine months ended September 30, 2009 and September 30, 2008 was $211,271 and $234,923 respectively.

(5)	LOANS AND MORTGAGE PAYABLE

          LOANS PAYABLE

          At September 30, 2009 and December 31, 2008, the Company has a bank note payable of $0 and $1,035,000 respectively which was classified as a current liability at December 31, 2008. The note expired on May 27, 2009 and was not renewed.

          Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $2,552,593 at September 30, 2009 and $12,017,162 at December 31, 2008. The interest rate on the Company’s margin debt at September 30, 2009 was 0.996%

          MORTGAGE PAYABLE

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

The future payments of principal on the mortgage by twelve month period end are as follows:

September 30, 2010	September 30, 2011	September 30, 2012	Total

$42,630	$45,935	$312,107	$400,672

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

          For the three months ended September 30, 2009, the Company recorded a gain from marking put and call options to market of $896,426. For the three months ended September 30, 2008, the Company recorded losses from marking put and call options to market of ($1,369,542). These amounts are included in the Statements of Operations as part of mark to market of short positions.

          For the nine months ended September 30, 2009 and September 30, 2008, the Company recorded gains from marking put and call options to market of $412,704 and $129,568 respectively. These amounts are included in the Statements of Operations as part of mark to market of short positions.

          All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

The following summarizes the Company’s Put and Call Options as of September 30, 2009 (unaudited) and December 31, 2008:

Put and Call Options	Selling Price	Fair Market Value	Unrealized Gain

September 30, 2009	$12,521,528	$6,721,208	$5,800,320
December 31, 2008	$13,811,975	$8,424,359	$5,387,616

(7) SECURITIES BORROWED AT FAIR VALUE

          The Company maintains short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The respective market values of these positions were $9,043,605 and $107,871 as of September 30, 2009 and December 31, 2008.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

(8) CURRENT INCOME TAXES

Under FASB No. 109, the Company accrues income taxes in interim periods based upon its estimated annual effective tax rate.

          The current income tax expense for the three and nine months ended September 30, 2009 and 2008 is comprised of the following:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Regular tax and Alternative Minimum Tax (AMT)	$(254,844)	$—
Personal Holding Company Tax (PHC)	180,000	2,325,000
State Franchise Taxes	—	—

Total Current Income Tax Provision	(74,844)	2,325,000
Deferred Income Taxes	147,691	—

Total Income Tax Expense	$72,847	$2,325,000

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Regular tax and Alternative Minimum Tax (AMT)	$1,562,125	$—
Personal Holding Company Tax (PHC)	785,000	2,725,000
State Franchise Taxes	31,000	—

Total Current Income Tax Provision	2,378,125	2,725,000
Deferred Income Taxes	(1,794,311)	—

Total Income Tax Expense	$583,814	$2,725,000

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

(9) DEFERRED INCOME TAXES

          The deferred income tax liability at September 30, 2009 and December 31, 2008 is comprised of the following:

	Unaudited September 30, 2009	December 31, 2008

Fair market value adjustment for available-for-sale securities	$6,938,581	$6,170,340
Mark to market short positions	102,172	1,896,483

	$7,040,753	$8,066,823

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

(10) CERTAIN CONCENTRATIONS AND CONTINGENCIES

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At September 30, 2009, stocks representing 99.50% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in four different brokerage accounts, three at UBS and one at TD Ameritrade. UBS and TD Ameritrade provide supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

          Both of these brokerage houses is well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at September 30, 2009 the fair market value of securities in excess of the SIPC insured limit is $2,972,394 and the cash on deposit in excess of the insured limit is $2,119,399.

          For the three months ended September 30, 2009, the sales of Blood Volume Kits accounted for 59.64% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 70.72% of the Company’s sales of Blood Volume Kits

          For the three months ended September 30, 2008, the sales of Blood Volume Kits accounted for 55.78% of the Company’s total consolidated operating revenue. There were three customers (hospitals) that accounted for 49.31% of the Company’s sales of Blood Volume Kits

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

          For the nine months ended September 30, 2009, the sales of Blood Volume Kits accounted for 69.77% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 62.72% of the Company’s sales of Blood Volume Kits.

          For the nine months ended September 30, 2008, the sales of Blood Volume Kits accounted for 55.50% of the Company’s total consolidated operating revenue. There were three customers (hospitals) that accounted for 51.16% of the Company’s sales of Blood Volume Kits.

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

          In 2005 and 2007, the Company and Dr. Joseph Felschuh, its President and Chief Executive Officer, respectively, received Wells Notices from the Securities and Exchange Commission (“SEC”) requesting their comments on the SEC Staff’s view that the Company was in violation of Section 7(a) of the Investment Company Act in that it was operating as an unregistered investment company. The Company and Dr. Feldschuh responded to those requests when made. In November 2009, the staff of the Northeast Regional Office of the SEC contacted the Company and invited both the Company and Dr. Feldschuh to make a new Wells submission based upon more recent operations and results. The Company and Dr. Feldschuh intend to respond to the staff’s invitation.

          By a letter dated May 27, 2009, the staff of the Division of Corporate Finance of the SEC advised Dr. Joseph Feldschuh, the President and Chief Executive Officer of Daxor that they had certain comments and questions regarding our Form 10-K for the period ended December 31, 2008 and our Form 10-Q for the period ended March 31, 2009. The Company filed a response to the SEC notice on July 8, 2009. The Company received an answer to our response from the SEC on August 4, 2009 and filed a response to the SEC on September 2, 2009. The Company received an answer from the SEC to our response of September 2, 2009 on October 9, 2009. The Company will respond to the SEC after it files its Form 10-Q for the quarter ended September 30, 2009.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008 (Continued)
(Unaudited)

(11) RELATED PARTY TRANSACTIONS

          The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis.

          The amount of rental income received from the President of the Company for the three months ended September 30, 2009 and September 30, 2008 was $2,964 and $2,870.

          The amount of rental income received from the President of the Company for the nine months ended September 30, 2009 and September 30, 2008 was $8,891 and $8,655.

          During the nine months ended September 30, 2009, the President of the Company loaned a total of $1,140,000 to the Company in a series of advances ranging from $40,000 to $500,000. The loan due to the President of the Company never exceeded $650,000 and all advances were repaid within two weeks without interest. Each loan advance and repayment took place prior to July 1, 2009.

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

          The total research and development costs for the three months ended September 30, 2009 and September 30, 2008 were $668,032 and $601,757, respectively.

          The total research and development costs for the nine months ended September 30, 2009 and September 30, 2008 were $1,934,094 and $1,871,441, respectively.

(13) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

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

          Daxor is also coordinating its first multi-center, prospective, blinded outcome study in heart failure. The TEAM HF (Treatment to Euvolemia by Assessment and Measured Blood Volume in Heart Failure) will be comprised of nine (9) medical centers and a total of 300 patients. This study will investigate if utilizing a measured blood volume while treating heart failure patients following a hospital stay will decrease a patient’s need to revisit the hospital, decrease the mortality rate and improve their overall treatment and quality of life while living with heart failure. This study has an expected start date of the first quarter of 2010.

RESULTS OF OPERATIONS

Three months ended September 30, 2009 as compared with three months ended September 30, 2008:

Operating Revenues and Expenses

          For the three months ended September 30, 2009, consolidated operating revenues decreased to $414,376 from $451,253 for the same period in 2008, a decrease of $36,877 or 8.17%. This was mainly due to no Blood Volume Analyzers being sold during the current quarter versus one during the same period last year for a total of $65,000.

          For the three months ended September 30, 2009, revenue from Blood volume kit sales increased by $41,358 or 16.43% to $293,055 from $251,697 for the same period in 2008. This can mainly be attributed to an increase in the number of kits sold from 770 in 2008 to 828 during the current period for an increase of 7.53%. There were 55 Blood Volume Analyzers placed at September 30, 2009 versus 53 at September 30, 2008. For the three months ended September 30, 2009, the Company provided 65 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 125 during the same period in 2008.

          The following tables provide gross margin information on Equipment Sales & Related Services for the three months ended September 30, 2009 and 2008:

Equipment Sales and Related Services:	Kit Sales Three Months Ended September 30, 2009	Equipment Sales and Other Three Months Ended September 30, 2009	Total Three Months Ended September 30, 2009

Revenue	$293,055	$37,231	$330,286
Cost of Goods Sold	123,802	43,108	166,910

Gross Profit (Loss)	$169,253	$(5,877)	$163,376

Gross Profit (Loss) Percentage	57.8%	(15.8)%	49.5%

Equipment Sales and Related Services:	Kit Sales Three Months Ended September 30, 2008	Equipment Sales and Other Three Months Ended September 30, 2008	Total Three Months Ended September 30, 2008

Revenue	$251,697	$98,264	$349,961
Cost of Goods Sold	120,477	68,007	188,484

Gross Profit	$131,220	$30,257	$161,477

Gross Profit Percentage	52.1%	30.8%	46.1%

          The additional revenues for Equipment Sales and Other during the current quarter consist almost entirely of shipping charges and service contract revenue. The additional revenues shown in this category during the same quarter for the previous year includes the sale of one Blood Volume Analyzer for $65,000.

          The Company had a gross loss of ($5,877) on Equipment Sales and other for the three months ended September 30, 2009 versus a gross profit for the three months ended September 30, 2008 of $30,257. The reason for the difference is that one Blood Volume Analyzers was sold during the third quarter of 2008 for a total of $65,000 versus no machines sold during the current three month period. The Company still incurs costs for items such as convenience kit production and related supplies even when Blood Volume Analyzers are not sold.

          Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,249,111 for the three months ended September 30, 2009 versus $1,263,540 for the same period in 2008, for a decrease of $14,429 or 1.14%.

          Research & Development expenses for Equipment Sales and Related Services were $620,291 for the three months ended September 30, 2009 versus $560,914 for the same period in 2008 for an increase of $59,377 or 10.59%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $84,090 in 2009 from $101,292 in 2008, for a decrease of $17,202 or 16.98%. The main reason for this was a decrease in Semen Storage and Analysis and other related fees of $13,431 for the three months ended September 30, 2009 as compared to 2008.

          Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $233,948 for the three months ended September 30, 2009 versus $209,835 for the same period in 2008, for an increase of $24,113 or 11.49%. The main reason for this was an increase of $21,102 in allocated rent and other charges from Equipment Sales and other during the current period. These charges have no effect on the consolidated operating results.

Consolidated Operating Expenses

          The total consolidated operating expenses including cost of sales for the third quarter of 2009 were $1,661,809 versus $1,672,976 in 2008 for a decrease of $11,167.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the three months ended September 30, 2009 was $729,731 versus $750,909 for the same period in 2008 for a decrease of $21,178 or 2.82%.

Investment Gains (Losses)

          Gains on the sale of investments were $3,719,285 for the three months ended September 30, 2009 versus $9,787,106 for the same period in 2008 for a decrease of $6,067,821 or 62.00%. For the current quarter, the Company had a loss from the marking to the market of short positions of stocks and put and call options of ($421,974) versus a loss of ($532,300) for the same period in 2008. Interest expense net of interest income was $37,898 for the three months ended September 30, 2009 versus $32,936 for the three months ended September 30, 2008. Administrative expenses relating to portfolio investments were $45,986 in 2009 versus $ 27,984 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

          As of September 30, 2009, cash and cash equivalents totaled $59,003 versus $2,545,040 at December 31, 2008. Cash used in operating activities was $4,158,224 for the nine month period ended September 30, 2009. The decrease in cash and cash equivalents was primarily due to funding the operating loss for the current nine month period.

          Cash provided by investing activities was $15,493,099 for the nine months ended September 30, 2009. This increase is mainly attributable to the proceeds from sales of available for sale securities of $31,618,787 and put and calls options of $22,504,260 which were partially offset by the acquisition of available for sale securities of $34,514,941. The acquisition of property and equipment of $1,914,491 during the current nine month period includes $1,747,736 for the construction project at 109 Meco Lane.

          In November of 2008, a construction project commenced at 109 Meco Lane. Management expects the project to be completed during the first quarter of 2010 and the total cost to be approximately $2,250,000. The project involves the construction of laboratory and office space.

          A total of $13,820,912 of cash was used during the current nine month period in financing activities and this was primarily due to the repayment of margin loans payable.

          During the nine months ended September 30, 2009, the President of the Company loaned a total of $1,140,000 to the Company in a series of advances ranging from $40,000 to $500,000. The loan due to the President of the Company never exceeded $650,000 and all advances were repaid within two weeks without interest. Each loan advance and repayment took place prior to July 1, 2009.

          The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two. The Company’s portfolio has maintained a net value above historical cost for each of the past 99 consecutive quarters.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2009 as compared with nine months ended September 30, 2008:

Operating Revenues and Expenses

          For the nine months ended September 30, 2009, consolidated operating revenues decreased to $1,228,833 from $1,428,753 for the same period in 2008, a decrease of $199,920 or 13.99%. This was mainly due to no Blood Volume Analyzers being sold during the current nine month period versus four during the same period last year for a total of $260,000.

          For the nine months ended September 30, 2009, revenue from Blood volume kit sales increased by $64,427 or 8.13% to $857,321 from $792,894 for the same period in 2008. This can mainly be attributed to an increase in the number of kits sold from 2,409 in 2008 to 2,670 during the current period for an increase of 10.83%. There were 55 Blood Volume Analyzers placed at September 30, 2009 versus 53 at September 30, 2008. For the nine months ended September 30, 2009, the Company provided 269 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 398 during the same period in 2008.

          The following tables provide gross margin information on Equipment Sales & Related Services for the nine months ended September 30, 2009 and 2008:

Equipment Sales and Related Services:	Kit Sales Nine Months Ended September 30, 2009	Equipment Sales and Other Nine Months Ended September 30, 2009	Total Nine Months Ended September 30, 2009
Revenue	$857,321	$111,563	$968,884
Cost of Goods Sold	346,137	153,122	499,259

Gross Profit (Loss)	$511,184	$(41,559)	$469,625

Gross Profit (Loss) Percentage	59.6%	(37.3)%	48.5%

Equipment Sales and Related Services:	Kit Sales Nine Months Ended September 30, 2008	Equipment Sales and Other Nine Months Ended September 30, 2008	Total Nine Months Ended September 30, 2008

Revenue	$792,894	$348,845	$1,141,739
Cost of Goods Sold	357,505	133,769	491,274

Gross Profit	$435,389	$215,076	$650,465

Gross Profit Percentage	54.9%	61.7%	57.0%

          The additional revenues for Equipment Sales and Other during the current nine month period consist almost entirely of shipping charges and service contract revenue. The additional revenues shown in this category during the same nine month period for the previous year includes the sale of four Blood Volume Analyzers for a total of $260,000.

          The Company had a gross loss of ($41,559) on Equipment Sales and Other for the nine months ended September 30, 2009 versus a gross profit for the nine months ended September 30, 2008 of $215,076. The reason for the difference is that four Blood Volume Analyzers were sold during the nine months ended September 30, 2008 for a total of $260,000 versus no machines sold during the current nine month period. The Company still incurs costs for items such as convenience kit production and related supplies even when Blood Volume Analyzers are not sold.

          Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $3,711,253 for the nine months ended September 30, 2009 versus $4,012,364 for the same period in 2008, for a decrease of $301,111 or 7.50%. The main reason for this was decreased payroll and related costs of $211,383 for the nine months ended September 30, 2009 as compared to the same period in 2008.

          Research & Development expenses for Equipment Sales and Related Services were $1,791,942 for the nine months ended September 30, 2009 versus $1,735,202 for the nine months ended September 30, 2008 for an increase of $56,740 or 3.27%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

          Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $259,949 in 2009 from $287,014 in 2008, for a decrease of $27,065 or 9.43%. The main reason for this was a decrease in Semen Bank Storage fees and related items of $26,433 for the nine months ended September 30, 2009 as compared to 2008.

          Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $692,311 for the nine months ended September 30, 2009 versus $605,047 for the same period in 2008, for an increase of $87,264 or 14.42%. The main reasons for this were increases of $26,611 in professional fees attributable to the legal action which is discussed in greater detail in Part II and $40,200 in expenses allocated to Cryobanking from Equipment Sales and Related Services. These allocated expenses represent the expenses of Cryobanking paid by Equipment Sales and Related Services. These allocated expenses have no effect on our consolidated results.

Consolidated Operating Expenses

          The total consolidated operating expenses including cost of sales for the nine months ended September 30, 2009 were $4,936,868 versus $5,143,528 in 2008 for a decrease of $206,660 or 4.02% which is mainly attributable to a reduction in payroll and related expenses of $208,899.

INVESTMENT PORTFOLIO

Dividend Income

          Dividend income earned on the Company’s security portfolio for the nine months ended September 30, 2009 was $2,353,240 versus $1,933,410 for the same period in 2008 for an increase of $419,830 or 21.71%. The main reason for this increase was the receipt of a onetime special dividend of $282,425 on a stock which was not in the Company’s investment portfolio at September 30, 2009.

Investment Gains (Losses)

          Gains on the sale of investments were $9,233,762 for the nine months ended September 30, 2009 versus $18,262,577 for the same period in 2008 for a decrease of $9,028,815 or 49.44%. For the current nine months, the Company had a gain from the marking to the market of short positions of stocks and put and call options of $291,920 versus a gain of $1,610,482 for the same period in 2008. Interest expense net of interest income was $165,425 for the nine months ended September 30, 2009 versus $78,003 for the nine months ended September 30, 2008. Administrative expenses relating to portfolio investments were $109,286 in 2009 versus $ 70,554 for the same period in 2008.

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

          Our critical accounting policies, are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of and for the three and nine month periods ended September 30, 2009.

CODE OF ETHICS AND BUSINESS CONDUCT

          The Company has a Code of Ethics and Business Conduct which was approved by the Board of Directors in March 2005. The Code of Ethics and Business Conduct applies to all directors, officers, employees and other representatives of the Company including the Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics and Business Conduct is available for free atwww.daxor.com

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

          The Company’s investment strategy is reviewed at least once a year, and more frequently as needed, at board meetings. The Company’s investing policy permits investment in non-electric utilities for up to 20% of the corporate portfolio value. This percentage may be temporarily increased to 30% if deemed necessary by management.

          At September 30, 2009, unrealized gains were $26,096,740 and unrealized losses were ($6,272,223) on available for sale securities for a ratio of 4.16 to 1.

          At September 30, 2009, 96.56% of the market value of the Company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

          The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

          Because of the size of the unrealized gains in the company’s portfolio, the Company does not anticipate any changes which could reduce the value of the Company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 88 separate common and preferred stocks. As of September 30, 2009 there were two holdings of common stock which comprised 26.90% of the total market value of the available for sale investments.

          The Company is not exposed to any foreign currency risk or commodity price risk through its holdings of equity securities and put and call options.

          The Company is not exposed to any interest rate risk since it does not have any long term debt other than a fixed rate mortgage securing real property in Oak Ridge, Tennessee.

Daxor Corporation
Summary of Available for Sale Securities
As at September 30, 2009

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain (Loss)

Common Stock	$59,331,877	$39,605,433	$19,726,444
Preferred Stock	2,116,378	1,985,300	131,078

Total Equities	$61,448,255	$41,590,733	$19,857,522
Bonds	—	33,005	(33,005)

Total Portfolio	$61,448,255	$41,623,738	$19,824,517

Summary of Proceeds Received and Market Valuation at 09/30/09
Put and Call Options

Total Proceeds Received on open positions at 01/01/09	Sale of Options from 01/01/09-09/30/09	Expirations and Assignments of Options from 01/01/09-09/30/09	Proceeds Received on open positions at 09/30/09	Market Value at 09/30/09	Unrealized Appreciation at 09/30/09

$13,811,975	$22,502,591	$23,793,038	$12,521,528	$6,721,208	$5,800,320

Daxor Corporation
Summary of Unrealized Losses of Available for Sale Securities
As at September 30, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Marketable Equity Securities	$4,652,557	$1,590,866	$4,105,278	$4,648,352	$8,757,835	$6,239,218
Corporate Bonds	—	—	—	$33,005	—	33,005

Total	$4,652,557	$1,590,866	$4,105,278	$4,681,357	$8,757,835	$6,272,223

          Management has determined that an impairment charge is not needed for the Available for Sale Securities with losses twelve months or greater at September 30, 2009. An analysis of the Company’s holdings indicates that the largest positions have traded above the Company’s average costs and management believes they will do so again in the future. Based on the Company’s investment history, management does not consider a security to be other than temporarily impaired until the cost has been below the market value for a continuous period of three years. At September 30, 2009 the Company has no material holdings in a continuous loss position for three years or more.

          The total Unrealized Loss on Available for Sale Securities decreased from $10,839,998 at December 31, 2008 to $6,272,223 at September 30, 2009.

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

Item 4T. Controls and Procedures

          As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended September 30, 2009 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. During the quarter ended September 30, 2009, there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

          The Company’s management and board of directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The claim entitled Donovan v. Idant Laboratories was dismissed by U.S. District Court on August 5, 2009. The plaintiffs’ have filed an appeal of the dismissal which the Company will aggressively and vigorously defend at the U.S. Circuit Court based on the legal and factual defenses found meritorious by the trial court.

          In 2005 and 2007, the Company and Dr. Joseph Felschuh, its President and Chief Executive Officer, respectively, received Wells Notices from the Securities and Exchange Commission (“SEC”) requesting their comments on the SEC Staff’s view that the Company was in violation of Section 7(a) of the Investment Company Act in that it was operating as an unregistered investment company. The Company and Dr. Feldschuh responded to those requests when made. In November 2009, the staff of the Northeast Regional Office of the SEC contacted the Company and invited both the Company and Dr. Feldschuh to make a new Wells submission based upon more recent operations and results. The Company and Dr. Feldschuh intend to respond to the staff’s invitation.

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

DATE: November 12, 2009	By:	/s/ JOSEPH FELDSCHUH, M.D.

JOSEPH FELDSCHUH, M.D., President Chief Executive Officer Chairman of the Board of Directors Principal Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002