Form 10-K
period 2009-12-31
DAXOR CORP
filed 2010-03-29
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES Exchange Act of 1934

For the fiscal year ended: December 31, 2009

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-09999

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter was $12,020,909. As of March 18, 2010 there were 4,246,418 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

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

PART I

Item 1. Business

Daxor Corporation is a medical device manufacturing company with additional biotechnology services. Daxor Corporation was originally incorporated in New York State as Iatric Corporation in May 1971 for cryobanking services and continues these services through its wholly-owned subsidiary, Scientific Medical Systems. In October 1971, the name Iatric Corporation was changed to Idant Corporation. In May 1973, the name Idant Corporation was changed to Daxor Corporation.

Our principal executive offices are located at 350 Fifth Avenue, Suite 7120, New York, NY 10118 and our telephone number is 212-330-8500. We make available on our website under “Investor relations”, free of charge our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

For the past 15 years, the Company’s major focus has been on the development of the BVA-I00® Blood Volume Analyzer, an instrument that rapidly and accurately measures human blood volume. The instrument is used in conjunction with Volumex® , a single-use radiopharmaceutical diagnostic injection and collection kit. The Company also offers cryobanking services for blood through Scientific Medical Systems and of semen through Idant, a subsidiary of Scientific Medical Systems. The Company also owns the Daxor Oak Ridge Operations (DORO) facility in Oak Ridge, TN, which conducts Daxor’s equipment manufacturing, testing, and development of next-generation models of the BVA-100®.

The Registrant maintains an internet website at www.daxor.com for Daxor Corporation. The website for the Scientific Medical Systems subsidiary is www.Idant.com. None of the information contained on these websites is incorporated by reference into this Form 10-K or into any other document filed by the Registrant with the Securities and Exchange Commission. The websites for Daxor and Scientific Medical Systems describe the operations of each company.

BVA-100 BLOOD VOLUME ANALYZER

Blood volume measurement has a large potential market. Blood volume derangements are associated with a variety of medical and surgical conditions, and it is well established that clinical assessments of blood volume using physical examination or simple blood tests such as hematocrit and hemoglobin testing are frequently inadequate to determine total blood volume. Previous methods of directly measuring blood volume have been extremely complex and time-consuming. The BVA-100 is a CLIA-rated medium complexity instrument that can measure blood volume with 98% accuracy within 60 to 90 minutes. Participating institutions utilize the BVA-100 for diagnosing and treating patients with heart failure, kidney failure, and syncope, and to aid in fluid and blood transfusion management in the critical care unit. The BVA-100 has also been used to aid in the diagnosis and treatment of polycythemia, hypertension, anemia, chronic fatigue, and to aid in pre-surgical evaluation. Additional possible uses include management of kidney dialysis, ultra filtration, and blood optimization for elective surgery.

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

An alternative method used for blood volume measurement involves taking a sample of the patient’s blood and incubating it with the radioisotope chromium-51 (Cr-51).. After a series of complex steps performed by a laboratory technician, the patient’s chromated red blood cells are then re-transfused into the patient. This test is used by nuclear medicine departments to evaluate the red cell volume in polycythemia vera, a condition in which the patient may have too many red cells, which can predispose to thrombosis and other complications. Daxor’s BVA-100 Blood Volume Analyzer system uses a kit which contains an injectable iodine-131 (I-131)-albumin tracer, which greatly simplifies this process, and eliminates the need to re-transfuse patient blood. Historically, it was thought that the chromated red blood cell method was a more accurate method to determine a patient’s red blood cell volume. However, a publication in the American Journal of Medical Sciences [Am J Med Sci 2007;334(1):37-40] compared the Cr-51 method to Daxor’s semi-automated method and found the two techniques to be equivalent, with significant time savings and ease of use benefits with Daxor’s Blood Volume Analyzer BVA-100.

Blood volume measurement is an infrequently performed test. Instead of directly and objectively measuring blood volume, physicians who needed to assess volume status commonly relied upon clinical assessment with physical examination or surrogate tests such as hemoglobin and hematocrit measurements. However, these methods have frequently been shown to give inaccurate determinations of total blood volume. An additional problem has been the difficulty of determining the ideal blood volume for a specific individual. Daxor’s Chief Scientific Officer, Dr. Joseph Feldschuh, and Dr. Yale Enson from Columbia University College of Physicians and Surgeons, published their research studies in Circulation in October 1977 and the American Journal of Medical Sciences in June 2007 which showed that normal blood volume varies as a function of the degree of deviation from ideal body weight. This research was conducted in the laboratory of Nobel Prize Winner Dr. Andre Cournand, and the results of that original and ongoing research have provided the basis for the proprietary calculation engine of the BVA-100 Blood Volume Analyzer’s software.

Daxor’s patented injection and collection kit (Volumex) utilizes Albumin I-131, a classic tracer used in blood volume measurement. This kit eliminates most of the previously time-consuming steps involved in preparation for a blood volume measurement. The BVA-100 software automatically calculates the blood volume, evaluates the statistical reliability of the measurement, and compares the results to the most accurate known predicted norm, which is a function of the patient’s height, weight and gender. Results are available within 60 to 90 minutes. In emergency situations, preliminary results can be available within just 20 to 25 minutes.

The Company obtained marketing clearance from the FDA for the BVA-100 Blood Volume Analyzer in 1997, and for its Volumex single use injection kit in 1998. The Company manufactures its own injection kit components and specialized collection kit, and injection kit filling is performed by an FDA-licensed radiopharmaceutical manufacturer. The Company can provide customized collection kits for customers with special needs. The Company has received United States, European Common Market, and Japanese patents for its Blood Volume Analyzer. In January 2007, the Company purchased two 10,000 square foot buildings in Oak Ridge, Tennessee to expand its research, development, and manufacturing capabilities

MARKET OPPORTUNITY

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

Scientific Studies Utilizing the BVA-100

Daxor has worked extensively with facilities that use the BVA-100 Blood Volume Analyzer in research studies, providing equipment, training, ongoing consultation, and assistance with interpretation and display of results. For some research projects, Daxor has also provided Volumex kits as well as direct financial support. This support has resulted in publication of twenty-three original research or review articles on blood volume analysis since 2002. One of these articles was cited in the American College of Cardiology/American Heart Association treatment guidelines for heart failure to support the recommendation that heart failure patients’ volume status be assessed at each visit. Presentations from a symposium held at Vanderbilt University were published in the American Journal of Medical Sciences in June 2007 and featured the results of significant research involving current and potential clinical applications of blood volume measurement. Several clinical studies are ongoing or are in the final approval phase to investigate the clinical application of blood volume measurements in critical care, heart failure, ultrafiltration, and pre- and post-surgical applications. Results from these studies have led to 14 presentations at major medical conferences in the past four years. In addition, several studies are in the early approval phase to investigate the clinical application of blood volume measurement in hemodialysis, hypertension, subarachnoid hemorrhage and hyponatremia.

The following is a list of publications, from 2002 until the present, which has resulted from Daxor’s support of blood volume studies in various therapeutic areas:

1.	Kalra P, Anagnostopoulos C, Bolger AP et al. The Regulation and Measurement of Plasma Volume in Heart Failure. JACC. 2002; 391: 1901-1908.
2.
Shevde K, Pagala M, Tyagaraj C et al. Preoperative Blood Volume Deficit Influences Blood Transfusion Requirements in Females and Males Undergoing Coronary Bypass Graft Surgery. J Clin Anesth. 2002; 14:512-517.

3.	Alrawi SJ, Miranda LS, Cunningham JN et al. Correlation of Blood Volume Values and Pulmonary Artery Catheter Measurements. Saudi Med J. 2002; 23:1367-1372.
4.	Fouad-Tarazi FM and Feldschuh, J. Cognitive Outcomes Following Cardiopulmonary Bypass. JAMA. 2002; 287:3077.
5.	Androne AS, Katz SD, Lund L et al. Hemodilution is Common in Patients with Advanced Heart Failure. Circulation. 2003; 107:226-229.
6.	James KB, Stelmach K, Armstrong R et al. Plasma Volume and Outcome in Pulmonary Hypertension. Tex Heart Inst J. 2003; 30:305-307.
7.	Mancini DM, Katz SD, Lang CC et al. Effect of Erythropoietin on Exercise Capacity in Patients with Moderate to Severe Chronic Heart Failure. Circulation. 2003; 107:294-299.
8.	Katz SD, Mancini D, Androne AS et al. Treatment of Anemia in Patients with Chronic Heart Failure. J Card Fail. 2004; 10 (Suppl 1): S13-S16.
9.	Androne AS, Hryniewicz K, Hudaihed A et al. Relation of Unrecognized Hypervolemia in Chronic Heart Failure to Clinical Status, Hemodynamics, and Patient Outcomes. Am J Cardiol. 2004; 93:1254-1259.
10.	James KB, Troughton RW, Feldschuh J et al. Blood Volume and Brain Natriuretic Peptide in Congestive Heart Failure: A Pilot Study. Am Heart J, 2005; 150:984.e1-984.e6.

11.	Katz, SD. Unrecognized Volume Overload in Congestive Heart Failure. US Cardiology, 2004; 141-144
12.	Jacob G, Raj S, Ketch T et al. Postural Pseudoanemia: Posture-Dependent Change in Hematocrit. Mayo Clin Proc. 2005; 80:611-614.
13.	Raj SR, Biaggioni I, Yamhure PC et al. Renin-Aldosterone Paradox and Perturbed Blood Volume Regulation Underlying Postural Tachycardia Syndrome. Circulation. 2005; 111:1574-1582.
14.
Dworkin HJ, Premo M, Dees S. Comparison of Red Cell and Whole Blood Volume as Performed Using Both Chromium-51 Tagged Red Cells and Iodine-125 Tagged Albumin and Using I-131 Tagged Albumin and Extrapolated Red Cell Volume. Am J Med Sci, 2007; 334:37-40.

15.	Feldschuh J and Katz S. The Importance of Correct Norms in Blood Volume Measurement. Am J Med Sci, 2007; 334:41-46.
16.	Fouad-Tarazi F, Calcatti J, Christian R et al. Blood Volume Measurement as a Tool in Diagnosing Syncope. Am J Med Sci. 2007; 334:53-56.
17.	Katz, SD. Blood Volume Assessment in the Diagnosis and Treatment of Chronic Heart Failure. Am J Med Sci, 2007; 334:47-52.
18.	Abramov D, Cohen RS, Katz SD et al. Comparison of Blood Volume Characteristics in Anemic Patients with Low Versus Preserved Left Ventricular Ejection Fractions. Am J Cardiol. 2008; 102:1069-1072.
19.	Yamauchi H, Buik-Aghai EN, Yu M et al. Circulating Blood Volume Measurements Correlate Poorly with Pulmonary Artery Catheter Measurements. Hawai’I Medical Journal. 2008; 67:8-11.
20.	Takanishi DM, Yu M, Lurie F et al. Peripheral Blood Hematocrit in Critically Ill Surgical Patients: An Imprecise Surrogate of True Red Blood Cell Volume. Anesth Analg. 2008; 106:1808-1812.
21.	Takanishi DM, Biuk-Aghai EN, Yu M et al. The Availability of Circulating Blood Volume Values Alters Fluid Management in Critically Ill Surgical Patients. Am J Surg. 2009; 197:232-237.
22.	Feldschuh J. (2009). Blood Volume Measurements in Critical Care. In Civetta, Taylor and Kirby (Eds.), Critical Care, Fourth Edition (pp.283-295). Philadelphia, PA: Lippincott Williams & Wilkins.
23.	Saltzberg, MT. Blood Volume Analysis Coupled with Ultrafiltration in the Management of Congestive Heart Failure – Guided Therapy to Achieve Euvolemia. US Cardiology. 2010: 7:72-75.

In addition, the following 14 presentations have been made at major medical conferences in the last few years. Some of these findings have also been published as abstracts. We anticipate that some of these studies will be published in the near future, including:

1.
2006 Heart Failure Society of America Poster Presentations - Columbia Presbyterian College of Surgeons and Physicians, New York, NY -The Administration of Subcutaneous Erythropoietin in Elderly Patients with Heart Failure and Normal Ejection Fraction Over Three Months is Safe and Effective

2.	2007 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – Do Blood Volume and Brain Natriuretic Peptide Correlate?
3.
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
5.	2008 American Society of Nephrology – NYU School of Medicine, New York, NY – Accuracy of Anemia Evaluation is Improved in Acutely and Chronically Ill Patients by Accounting for Volume Status
6.	2009 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – A Comparison of Pulse Pressure Variation and Blood Volume Measurement
7.
2010 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – A Prospective Randomized Trial Using Blood Volume Analysis vs. Pulmonary Artery Catheter Measurements to Guide Fluid and Red Cell Management

8.	2010 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – Elevated Transcapillary Albumin Escape: A Marker of Increased Mortality
9.
2010 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – Activated Protein C and Corticosteroids Decrease the Rate of Albumin Transudation in Septic Shock

10.
2010 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – The Relationship Between Inferior Vena Cava Collapsibility Ratio and Measured Whole Blood Volume in Surgical Critical Care Patients

11.	2010 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – A Comparison of Pulse Pressure and Blood Volume Measurement
12.
        2010 Western Trauma Association Annual Meeting Oral Presentation – Oregon Health and Science University, Portland, OR – Blood Volume Analysis can Distinguish True Anemia from Hemodilution in Critically Ill Trauma Patients

13.
2010 Society of Cardiovascular Anesthesiologists – The Virginia Commonwealth University, Richmond, VA – Red Cell Mass is Not Well Conserved Following Elective Cardiac Surgery Despite Use of Cell Salvage and Transfusion Guided by Peripheral Hematocrit

14.
2010 Society of Cardiovascular Anesthesiologists – The Virginia Commonwealth University, Richmond, VA – Patients are Not Normovolemic Following Cardiac Surgery Despite Concerted Efforts to Manage Fluid and Volume Status

Heart Failure

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

Medicare has discussed the possibility of not reimbursing hospitals for any heart failure patients who are readmitted within 30 days of discharge. This has important financial implications for hospitals, as it effectively penalizes hospitals for not optimally treating patients at their initial visits. This highlights a real opportunity for the BVA-100, which Drs. Androne and Katz have shown can be used to identify patients at higher risk of mortality due to residual volume overload.

Critical Care (Intensive Care Unit)

One of the essential components of critical care is the optimal management of fluid status. Correct interpretation of clinical signs and symptoms is essential for fluid resuscitation and fluid management in the critical care setting. Blood volume measurement promises to take the guesswork out of volume assessment and to enable more precise and appropriate treatment. Dr. Feldschuh was the author of a chapter entitled “Blood Volume Measurements in Critical Care” in the 4th edition (2009) of the textbook Critical Care. The chapter reviews the importance of volume measurement in the critical care setting.

Dr. Mihae Yu and colleagues at The Queen’s Medical Center in Honolulu, Hawaii, have been studying the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how results have influenced treatment decisions. Their most recent results were published in the February 2009 issue of the American Journal of Surgery. The findings were based on 86 data points from 40 patients, and showed that blood volume measurement results led to a change in treatment plan 36% of the time. Among patients who received a pulmonary artery catheter (PAC) for hemodynamic measurements, treatment would have been changed 50% of the time if blood volume data were available to treating physicians. Among patients who did not receive PAC measurement, treatment would have been changed 33% of the time if blood volume data had been available. In addition, Dr. Yu and her colleagues have presented their findings at the Society of Critical Care annual meetings from 2006-2010 and their studies were featured in the November 2005 issue of Anesthesiology News, the January 2008 Hawaii Medical Journal and the June 2008 Anesthesia and Analgesia. These preliminary studies are being followed up by additional studies evaluating how incorporating blood volume measurement into critical care treatment affects outcomes.

Dr. Yu is now engaged in a major study, partially funded by Daxor, involving blood volume measurement in the intensive care unit. The purpose of the study will be to determine specifically whether clinical outcomes and length of hospital stays can be improved by incorporating blood volume measurement as a routine clinical tool in the intensive care unit. Preliminary findings from these studies have shown that three surrogate measures for volume status – Pulse Pressure, Inferior Vena Cava Collapsibility and Pulmonary Artery Catheter measurements – do not provide accurate estimates of patients’ blood volumes. Physicians who rely on these imprecise surrogate measures of volume status may under- or overtransfuse their patients with fluids and red blood cells, thereby doing harm to the patients they are trying to help. Additional studies by Dr. Yu and colleagues explored the rate of loss of albumin from the intravascular system, which is very slow in normal individuals. In patients with sepsis, however, loss of vascular integrity results in loss of fluids and proteins and a corresponding decrease in blood volume. Therapy with either corticosteroids or corticosteroids in combination with Activated Protein C significantly decreased septic patients’ elevated transudation rates. Another study directly examined the relationship between albumin leak rate and mortality in 100 patients requiring catheterization in the ICU. Patients with a normal albumin leak rate 5-7 days after resuscitation showed markedly lower mortality (7.8%) than patients with elevated albumin leak rate (27.9%). This confirms that transcapillary albumin escape is, in fact, a marker for increased mortality. The BVA-100, which measures albumin transudation precisely, provides a test which can be used to judge the effectiveness of different forms of therapy.

Syncope

The Cleveland Clinic Cardiovascular Department was ranked first in the United States by the 2009 annual survey in U.S. News & World Report. This is the fifteenth consecutive year they have received the number one ranking in this category. The survey also ranked the Cleveland Clinic as the fourth best hospital on an overall basis. There has been more blood volumes performed at the Cleveland Clinic to date than at any other hospital in the United States.

Syncope, or sudden loss of consciousness, has been estimated to be responsible for 3-5% of emergency department visits and 1- 6% of hospital admissions. As many as one million individuals per year experience an episode of syncope.

Since March 2000, the Syncope Clinic in the Cardiovascular Department of the Cleveland Clinic has been utilizing the BVA-100 to aid in diagnosing over 4,300 syncope patients. These patients have presented with a wide range of blood volume derangements, including moderate to severe hypovolemia that would not have been detected without blood volume measurement. Results from blood volume measurement and tilt table testing (a standard test in syncope diagnosis) were published in June of 2007 in the American Journal of Medical Sciences by Dr. Fetnat Fouad-Tarazi, Head of the Hemodynamic and Neuroregulation Lab. Dr. Fouad-Tarazi’s study demonstrated that blood volume derangements are a frequent finding in syncope patients and that blood volume measurements should be incorporated into the diagnostic work-up of a syncope patient to guide therapy.

Postural Orthostatic Tachycardia Syndrome (POTS) is a condition in which patients, primarily women, develop a rapid heartbeat and symptoms suggesting impending fainting. POTS affects an estimated 500,000 people in the United States alone. POTS (an excessive increase in heart rate [>30 bpm] on standing, associated with orthostatic symptoms in the absence of orthostatic hypotension) can produce substantial disability among otherwise healthy people. Dr. Satish Raj and colleagues at the Vanderbilt University Medical School published a study in the April 2005 Circulation which utilized the blood volume analyzer. Patients with POTS - particularly those with rapid heartbeats – are sometimes diagnosed as having panic attacks and treated inappropriately with psychiatric medications.

This study, using the BVA-100, demonstrated that many of these patients have a marked reduction in their plasma volume as well as a significant reduction in their red cell volume. This was the first study of its type to document that these patients have low blood volume as a cause of their condition and they could theoretically be treated with medications (such as epoietin alfa) to increase their blood volume and decrease these attacks. This is one of the first studies to provide clear evidence that low blood volume may play a major role in POTS and provides guidance for specific corrective therapy. The information from the BVA-100 allows the physician to quantify the degree of the blood volume abnormality and to select the appropriate treatment. There are two major classes of drugs which can be used to treat POTS: (1) mineralocorticoids, which increase the volume of blood, and (2) ProAmitine/midodrine, which is a vasoconstrictor. Use of the BVA-100 allows the physician to distinguish between the two potential etiologies of POTS so as to administer the appropriate therapy.

Another study examined postural pseudoanemia, which results from posture-dependent changes in hematocrit. The simple act of standing upright can increase hydrostatic pressure in some regions, such as the lower extremities, which leads to a net movement of fluid from the intravascular to interstitial spaces. The hemoconcentration resulting from this plasma loss was shown to alter hematocrit in a clinically significant manner in a study by Dr. Giris Jacob and colleagues that was published in The Mayo Clinic Proceedings in 2005. They reported that plasma volume decreases upon standing in normal individuals can range from 6-25%. This was accompanied by a mean change in hematocrit from 37.7%±2.8% while supine to 41.8%±3.2% within 30 minutes of standing.

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

One of these studies was sponsored by Amgen, Inc. Because these studies showed that use of the BVA-100 to correctly diagnosis and treat anemia led to improvements in heart failure status, Daxor contacted Amgen about the possibility of conducting follow-up studies with the BVA-100 in patients receiving erythropoietin therapy. These studies are all the more important given that black-box warnings have been added to the safety labeling of erythropoietin advising physicians to monitor patients to insure that patients’ hemoglobin levels do not exceed 12 g/dL. Despite the potential safety benefits of accurately determining RBCV in patients receiving erythropoietin, Amgen has chosen not to pursue these studies to date.

Transfusion Decisions in Surgery

Effective volume management in surgical situations requires accurate assessment of a patient’s need for transfusions. Knowing whether and when to transfuse blood depends on effectively balancing the benefits vs. risks of transfusion for each patient at any given time. Under current transfusion practices, patients may undergo major surgery with just half the concentration of normal red cells. This degree of anemia has its own inherent risks. There was a report in the February 2001 issue of the New England Journal of Medicine that as many as 40 - 50% of patients undergoing cardiac bypass graft surgery (CABG) experience some degree of measurable permanent brain damage such as memory loss. In the journal Transfusion, Dr. Robert Valeri, a senior researcher at the Boston Naval Hospital, estimated that there may be as many as 40,000 heart attacks per one million operations due to under transfusion. Blood volume measurement, by quantifying a patient’s blood volume prior to surgery, can provide important information about how much blood loss a patient can safely sustain.

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

Daxor is currently sponsoring a study at the Virginia Commonwealth University which measures changes in blood volume before, during and after elective cardiac surgery (i.e. CABG or valve repair/replacement). Dr. Mark Nelson and colleagues have enrolled 46 patients in this study to date, which has demonstrated greater than anticipated loss of red cells and total blood volume during and after surgery. The standard use of the hematocrit in these studies significantly underestimates the blood loss and the need for transfusions in some of these patients, thereby exposing them to additional risks. Results of this major study are expected to be submitted for publication in the near future.

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

Ultrafiltration in Heart Failure

Alterations in blood volume are an intrinsic element of the pathophysiology and treatment of heart failure. Patients with decompensated heart failure typically experience volume overload, which can contribute to further morbidity and mortality. Ultrafiltration (UF) has been used in patients with decompensated heart failure with demonstrated diuretic resistance as an early alternative to diuresis with strong positive clinical results. Daxor is currently sponsoring a study led by Dr. Mitchell Saltzberg at the Christiana Care Medical Center (Wilmington, DE) to assess blood volumes before and after ultrafiltration, as well as at 30 and 90 day follow-ups. Study endpoints include mortality, all-cause rehospitalization rate, and need for long-term hemodialysis. To date, 14 out of a projected 50 patients with acute decompensated heart failure have been enrolled in this study.

In addition, Valley Hospital (Ridgewood, NJ) is currently conducting a retrospective study to examine whether blood volume analysis should become a standard of care in heart failure patients. B-type natriuretic peptide (BNP) is a hormone released from the ventricles in response to stretch of ventricular myocytes or an increase in wall tension. BNP is often used as a surrogate measure of volume status. Dr. John Strobeck has collected preliminary evidence suggesting that BNP does not, in fact, correlate with blood volume in heart failure patients. Their findings will be submitted for publication in the near future.

Hypertension

Hypertension can be induced by two primary, underlying physiological processes: an expansion of the blood volume or constriction of the blood vessels. As a result, anti-hypertensive therapy falls into two broad categories: (1) diuretic therapy which leads to reductions in plasma volume, or (2) vasodilator therapy which causes relaxation of the blood vessels. Daxor is currently in discussion with Dr. Elijah Saunders of the University of Maryland (Baltimore, MD) to develop a protocol to identify the presence of absence of blood volume expansion in hypertensive patients and to evaluate whether patients are being correctly treated with regard to the underlying etiology of their disease.

Hemodialysis

Hemodialysis (HD) removes excess intravascular and extravascular volume as well as solutes that accumulate during end-stage renal disease (ESRD). An understanding of the fluid changes that occur during HD with ultrafiltration (UF) is essential for determining the efficacy of HD, as well as for reducing any associated complications: If an excessive volume of fluid is removed during HD, patients are more likely to experience complications such as hypotension, cramping and/or lightheadedness. In contrast, if patients are not dialyzed to their target weights, they are at risk of remaining in a state of chronic volume overload, which may lead to hypertension, left ventricular hypertrophy, and/or congestive heart failure.

Daxor has worked with Dr. David Goldfarb of the Dialysis Center at the Department of Veterans Affairs New York Harbor Healthcare System to develop a rough draft of a protocol to compare blood volumes before and immediately after a single session of hemodialysis. Moreover, this study will explore how changes in blood volume in the course of a single hemodialysis session relate to patient outcomes – particularly the occurrence of hypotensive episodes.

Blood Substitutes

BioPure Corporation developed and manufactured two proprietary blood substitutes – one for human use and one for veterinary use. These hemoglobin-based products are administered intravenously to help transport oxygen to the body’s tissues; BioPure had sought FDA approval for its human blood substitute HemoPure. It was in the process of conducting a trial with the US Naval Medical Research Center to see whether HemoPure could be used to treat casualties when traditional blood transfusions are not available. However, the FDA put a clinical ‘hold’ on this trial due to high mortality rates in past trials with HemoPure. Dr. Feldschuh was invited to give a presentation to the FDA in June of 2008 about his belief that one of the main design problems with the blood substitute studies was that there was no way of knowing how much blood the patients who were being transfused with blood substitutes had lost. In fact, none of the companies conducting clinical trials with blood substitutes have performed blood volume measurements on their patients.

Given the unmet medical need for blood substitutes, and the close fit between this research and our long-term interest in blood products, Daxor had explored the possibility of investing in BioPure to keep the company afloat until some of its ongoing clinical studies could be completed. However, after conducting extensive due diligence, the management of Daxor ultimately decided not to invest in BioPure. BioPure has recently gone bankrupt, and is in the process of being reorganized. Daxor has had preliminary discussions with the management about incorporating the BVA-100 into their future studies.

SCIENTIFIC MEDICAL SYSTEMS SUBSIDIARY (wholly owned by Daxor)

Scientific Medical Systems is a subsidiary wholly owned by Daxor that engages in cryobanking of human blood. Idant Laboratories, a division of Scientific Medical Systems, offers semen banking services.

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

Dr. Fouad-Tarazi and Dr. Feldschuh published a Letter to the Editor of the Journal of the American Medical Association (JAMA 2002 287: 3077) which offered a potential explanation for the high frequency of memory loss and dementia following coronary artery bypass grafting (CABG). They proposed that the extremely low hemoglobin levels which many CABG patients experience in the wake of surgery may put them at elevated risk for cognitive deficit.

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

The Company has also trademarked its Blood Optimization Program™ (BOP) for maximizing blood safety during surgery. The BOP uses a combination of blood volume measurement, pre-surgical treatment of blood volume deficits, and frozen autologous blood transfusion to maximize patient outcomes following surgery. The Company has applied for and received trademark protection for the BOP name, In February of 2007, The Company then filed for a methods patent for the Blood Optimization Concept, which was denied. The Company has decided not to appeal this rejection, as it can implement the BOP program without the need for patent protection.

Under the Blood Optimization Program, a patient can donate blood well in advance of surgery and store it in a frozen state, leaving sufficient time to restore of the depleted blood before entering surgery. Frozen red blood cells can be stored for 10 years, and frozen plasma can be stored for 7 years. This lengthy storage time contrasts with the 42 day storage period for red blood cells that have been refrigerated. Recent studies (Koch et al, NEJM, 2008; 358:1229) have shown that refrigerated red blood cells undergo progressive functional and structural changes. These reversible and irreversible changes begin after 2-3 weeks of storage. This reduces the function and viability of red cells after transfusion. Once it is thawed, frozen blood remains fresh and highly oxygenated for 2 weeks, rather than just 24 hours. Additionally, blood volume measurement prior to surgery can identify patients with existing blood volume deficits such as reduced red cell volume, which can be treated with the medication erythropoietin.

The main elements of the Blood Optimization Program are (a) blood volume measurement to determine the current blood volume status of the patient and suitability for blood donation; (b) if the patient is anemic or red cell volume deficient, treatment with epoietin alfa (Procrit® and Epogen® manufactured by Amgen) to stimulate rapid red cell replacement; (c) if the patient is suitable for blood donation, remove one unit of blood and process for freezing of both red cells and plasma. Frozen blood requires special processing with a sterile cryopreservative agent to prevent destruction of the red cells during freezing; (d) treat the patient with epoietin alfa where appropriate to stimulate more rapid replacement of red cells; (e) repeat blood donation to provide enough blood availability at the time of surgery so the patient will not need to receive any blood but their own; and (f) quantify the amount of blood donated, where time permits, so that patients will have no more than a 20% red cell deficit at the end of the post operative period. At the present time, elderly patients are sometimes permitted to remain with red cell volume deficits as great as 50% without receiving replacement transfusions.

In addition to the desire to provide improved patient care, hospitals may have a significant monetary incentive to participate in the Blood Optimization Program. Surgical patients who experience complications from being under transfused or adverse donor transfusion reactions require extended hospital stays, for which the hospitals are often not reimbursed. Hospitals operate under a Diagnostic Regulatory Guideline (DRG) system for reimbursement, which means that a hospital will be reimbursed according to a diagnosis, not according to the number of days that a patient spends in the hospital. A low blood volume detection and treatment program could significantly reduce complications and enable shorter hospital stays, with corresponding financial rewards for the host hospital.

In 2005 the Company hired an individual with marketing experience to promote the Blood Optimization Program (BOP). This program is intended to incorporate Daxor’s BVA-100 Blood Volume Analyzer and its subsidiary’s frozen autologous blood banking, increasing awareness and utilization of both of these technologies. This marketing specialist has met with a variety of blood bank representatives to discuss strategies that would enable hospitals to utilize these technologies to optimize blood volumes in patients undergoing surgery. The combination of blood volume measurement and frozen blood banking provides the unique opportunity to simultaneously minimize the consequences of blood loss by optimizing a patient’s blood volume before surgery, and maximize transfusion safety by making sure that a patient’s own blood is available if transfusion is required. While response to this program has been limited so far, the Company has signed agreements with the following nine hospitals to participate in this program: NYU Medical Center, the Hospital for Special Surgery, the Hospital for Joint Diseases, Stony Brook University Hospital, the White Plains Hospital Center, Brookhaven Memorial Hospital Medical Center, Mercy Medical Center, Brookdale University Hospital and Medical Center, and Cooley Dickinson Hospital in Northampton, MA. The Company has recently begun to focus its marketing efforts on corporate programs in addition to individual hospitals, as described above.

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

The Company was recently selected as a potential service provider for the Memorial Sloan-Kettering Cancer Center to provide semen collection and storage services for their hospitalized cancer patients who wish to cryopreserve sperm prior to initiating cancer treatment. In addition, The Company has sent representatives to collect bedside semen samples for storage from Columbia-Presbyterian Hospital, St. Luke’s-Roosevelt Hospital, and Bellevue Hospital. The Company receives referrals for these services from multiple sources, primarily physicians.

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

For the years ended December 31, 2009 and 2008, the Company spent $2,825,151 and $2,438,423 respectively, on Research and Development.

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

In addition to improving the BVA-100, the Company has dedicated considerable time and effort to physician education. A limited number of account representatives work primarily to educate physicians (clinicians) on how best to utilize the instrument. The company also offers unlimited clinical assistance through the services of its Chief Scientist and CEO, Joseph Feldschuh, M.D., as well as Gary Fischman, PhD, Dpm, Director of Research and Sandra Gilbert, PhD, the Clinical Research Coordinator. Each of these individuals devotes part or all of their time to supporting the development, completion, and publication of clinical studies. In addition, the Company has four Medical Directors on staff: (1) Donald Margouleff, M.D., former Professor of Medicine at NYU School of Medicine and former Chief of the Division of Nuclear Medicine at North Shore University Hospital; (2) Ariel Distenfeld, M.D., former Director of the Blood Bank at Cabrini Medical Center, who established the second autologous blood bank in New York; (3) Robert Rosenthal, M.D., former hematologist and former Director of the Blood Bank for the Hospital for Joint Diseases; (4) Elena Agranovsky, Medical Director at Bayside Diagnostics Laboratory and former Chief of the Hematology Laboratory at Elmhurst General Medical Center. The Company also continues to provide financial and clinical support for studies at various institutions.

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

Late Stage Beta Testing (2000-2002)

As a result of feedback from the initial beta testing, the Company recognized that it was essential for the instrument to be placed in nationally recognized facilities. These facilities, because they worked with more complex medical conditions and had wider name recognition, were more likely to recognize the benefits of blood volume measurement and to publish their results. Additionally, studies from these prestigious institutions were more likely to be highly regarded by other facilities. The Company arranged for loans of instruments to the Cleveland Clinic, the Mayo Clinic, and the NYU Medical Center. US News & World Report publishes an annual ranking of 6,200 hospitals in the United States. At the time, the Mayo Clinic and The Cleveland Clinic ranked respectively #2 and #3 in the annual ranking of hospitals, while the Cleveland Clinic Cardiovascular Department ranked # 1 in the U.S. After trial agreements lasting more than 1 year, each of these facilities purchased their instruments and paid for Volumex kits as they continued to utilize the Blood Volume Analyzer. The Cleveland Clinic now performs over 500 Blood Volume tests per year.

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

The marketing team has made great progress in identifying which facilities and departments are most able to utilize the BVA-100 in a cost-effective manner and has developed a repertoire of educational and marketing material. Depending on a facility’s needs and its ability to perform studies that are likely to increase widespread acceptance of the BVA-100, the Company offers the Blood Volume Analyzer to potential users on a sale, lease, or loan basis. Facilities that receive a loan of the instrument for research pay for the Volumex kits that are not used purely for research purposes, which can provide a source of ongoing revenue for the Company. These users include hospitals, surgery centers, intensive care units, and imaging centers (radiology). The Company also has been demonstrating its equipment at major trade shows such as nuclear medicine, surgical anesthesiology, and trauma conferences. In 2008 the Company exhibited at a total of 31 national, local and regional trade shows, and in 2009 it exhibited at 20 national and regional trade shows.

Challenges in the Marketplace

The major challenge facing the Company is achieving acceptance of the technology. To date, there have been 18 articles published in peer review journals and 10 published abstracts presented at major medical conferences regarding the Blood Volume Analyzer. Although management believes there is strong evidence for the benefits of blood volume measurement the technology has not yet achieved acceptance as a standard of care.

In order to place a Blood Volume Analyzer at a client site, our sales staff must generally get three levels of acceptance from hospital personnel which are as follows:

●	Level 1 – Acceptance by the Director of Nuclear Medicine and laboratory technicians so that they will agree to perform the test.
●	Level 2 – Convince physicians to order and utilize the test.
●	Level 3 – Administrative acceptance of the test.

It has been extremely difficult for the Company to obtain significant administrative acceptance of the technology. There have been hospitals where physicians have strongly endorsed the test and the nuclear medicine technicians have been willing to perform the test. However, administrators have decided that the hospital will not be able to generate adequate profits by utilizing the test or, even worse, lose money administering the test even if it has been shown to be medically beneficial to patients.

A study from Columbia Presbyterian Hospital entitled study “Relation of Unrecognized Hypervolemia in Chronic Heart Failure to Clinical Status, Hemodyanmics, and Patient Outcomes” by Drs. Stuart D. Katz, Donna Mancini, et al, demonstrated the clear ability of these norms to differentiate hypervolemia, normo volemic, and hypovolemic patients and to document, for the first time, that the guidelines of the American College of Cardiology/American Heart Association (ACC-AHA) that the goal of achieving normo volemia is the correct goal.

This study demonstrated that after one year of observation utilizing various standard therapies based on clinical observation and other parameters, but not utilizing measured blood volume except as part of an observation study, that 39% of the patients who were hypervolemic died, while 0% of the patients who where normo or slightly hypovolemic, died. After 2 years 55% of the hypervolemic patients died, while there were no deaths in the normo volemic group.

These were all Class III and Class IV cardiac patients who are considered candidates for cardiac transplants and assisted ventricular device surgery. These death rates, therefore, were not unexpected in this group of terminally ill cardiac patients. What was remarkable, however, was that maintaining patients in a normo volemic status resulted in survival. This is the first study not only to document that the goals of establishing normal volume in Class III and Class IV cardiac patients are appropriate, but there is a remarkable difference in survival rates.

It also raises major questions about which Class III and Class IV cardiac patients are appropriate candidates for cardiac transplantation and/or ventricular assist device surgery if their cardiac volume status has not been established. Some patients who may be considered intractable Class IV cardiac patients may, in fact, be patients who if they had their red cell volume status corrected and their whole blood volume status corrected to normal, might no longer be Class IV cardiac patients in need of a ventricular assist device (VAD.) The study “Hemodilution is Common in Patients with Advanced Heart Failure” 1by Stuart D. Katz, MD, et al, demonstrated the benefit of correctly analyzing the red cell status of the patient and differentiating hemodilution from true red cell deficits as cited in the ACC/AHA Heart Failure Guidelines for 2005.

Despite what the Company considers strong evidence of the medical benefits, physicians at this hospital still do not routinely perform blood volume measurements.

There are an increasing number of specialized heart failure departments being set up in hospitals. These hospitals earn significant income from cardiac surgery and related services. The use of the blood volume analyzer, which may enable more cost effective treatment from a governmental point of view, may significantly cut into the hospital’s revenue. The company is slowly overcoming some of these objections. It is unfortunate that cost considerations are such a powerful influence in the choice of treatment for cardiac disease.

The role of the federal government is an important factor influencing acceptance of our technology. Medicare reimbursement formulae are essential in determining which procedures will be reimbursed, and the level of reimbursement.

Congestive heart failure is the leading reason for hospital admission in patients over 65. A single day in an intensive care unit may cost $1,500 to $3,500. Medicare has begun to recognize that patients are sometimes prematurely discharged because of the institution of Diagnostic Related Guidelines (DRG). Medicare currently bases reimbursement on the basis of a diagnosis regardless of how many days a patient spends in a hospital which creates a strong incentive for hospitals to discharge patients as early as possible for a specific diagnosis. Medicare has become aware of hospitals discharging patients early and then readmitting them in less than 30 days where the hospital receives another full course of payment reimbursement.

Guidelines are currently being implemented in which a hospital does not get reimbursed if a congestive heart failure patient is readmitted within less than 30 days of being discharged. One hospital which just purchased the blood volume analyzer has recognized this problem and has implemented a policy that every patient admitted for congestive heart failure must be diagnosed and treated on the basis of a blood volume measurement and followed with a subsequent blood volume measurement prior to discharge to ensure that patients are not prematurely discharged.

Out of the hospitals that have the Blood Volume Analyzer, only one has implemented this type of a protocol. The company is working with hospital administrators to educate them about the cost and patient benefits of utilizing blood volume measurement in their diagnosis and treatment of congestive heart failure patients.

The CMS (Centers for Medicare and Medicaid Services) has changed reimbursement rules which have had the effect of reducing reimbursement for blood volume measurement by approximately 33%. The new CMS policy combined the cost of performing a test with the cost of the reagent for the test and reduced the combined payment by 33%. This type of arbitrary change markedly reduced the incentive for a hospital to perform blood volume measurements. Daxor was not the only company affected by this administrative change. Many other tests involving radioisotopes were similarly affected by this change. Despite efforts by the Society of Nuclear Medicine and other interested parties, to date there has been no changes in this policy.

A major threat is the potential for government mandated changes to our medical care system. If there are drastic cuts in reimbursement similar to what was enacted for whole blood volume measurement payment, this is likely to be a formidable challenge for implementation of blood volume measurements. The company continues to sponsor ongoing medical studies demonstrating the clinical advantages of blood volume measurement. There can be no assurance that even with existing evidence of the life saving benefits of blood volume measurement, that this test will be implemented as a standard of care”

1 Circulation 2003;107:226-229

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

Future Projects and Potential Patents

The Company expects to file additional patents for tests associated with the BVA-100 in the near future to provide additional applications, as outlined below:

Glomerular Filtration Rate

The Company is working on an instrument that will automate the measurement of glomerular filtration rate (GFR), which is a very important and sensitive test of kidney function. At present, this test is performed infrequently because of the difficulty in the current methodology. The Company believes that it can automate the glomerular filtration rate test, which will make it more feasible for regular medical use.

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

Daxor has obtained the CE mark. CE is a self-certification mark for which the manufacturer must possess proof of compliance with the standards. Daxor has satisfied the U.S. and Canadian standards for CE. As part of the UL testing, Daxor has passed the electrical safety part and possesses its verification from the UL for this component. The second component is EMC (electromagnetic compatibility). For Daxor to be able to market and distribute the instrument in countries other than the U.S. and Canada, it would need to pass those country’s specific requirements, which may or may not have been met by the EMC and electrical testing, and would be required in many countries to translate existing documentation into that country’s primary language.

Idant Semen Storage Client Identification

The Company is also exploring the submission of a patent for methodology of improving client identification in its semen bank. It is introducing additional patient protection for stored donor semen, which may be eligible for patent protection. In the 34 years of Idant Semen Bank operations, there has never been a mix-up in any stored specimen.

COMPETITION

BVA-100 Blood Volume Analyzer

Our patents for the BVA 100 expire in May 2010. We are in the process of developing an automated system for measuring total body albumin, which we will incorporate into the next generation of Blood Volume Analyzers when we apply for a new patent.

Daxor is the only company able to provide a true automated direct measurement of a patient’s total blood volume, red cell volume and plasma volume. There are no other technologies that have been brought into commercial use that we consider as a threat to our current system. The BVA 100 is the only method available which provides the optimum norm for a specific patient. The BVA-100 contains an algorithm which automates the blood volume calculation and provides a much more accurate prediction for a specific norm for a specific patient.

At the present time we are unaware of any other technology or methodology which is competitive with the BVA-100 or which measures total body albumin. It is possible; however, that someone might develop a blood volume analyzer based on our current model. The blood volume analyzer, however, works most efficiently with the tracer injection kit system which has a separate patent and which expires in 2016.

Albumin is a very important carrier molecule in the body and helps prevent the collapse of the plasma volume because of the oncotic pressure it exerts within the vascular system. Without adequate albumin a patient may develop pulmonary edema which is a condition where water leaks from the blood vessels into the lungs. It is a very serious complication which is frequently seen in heart failure patients.

Once we have achieved FDA approval of an automated method to measure total body albumin, we will discontinue the manufacture of the current Blood Volume Analyzer and provide a new system which will calculate an accurate measurement of red cell volume, plasma volume, total blood volume, as well as total body albumin. We believe but cannot be certain at this time that we will achieve a patent for this type of instrument.

We expect that sales of our tracer kit will ultimately be our most important source of revenue. We do not believe at the present time someone would attempt to manufacture another blood volume analyzer without having access to the patented kit system.

There are indirect or surrogate tests of blood volume which consist of measurement of the hematocrit or hemoglobin, and measurements of pressures within the heart itself which involve cardiac catheterization. We do not consider these to be significant competition for our product. With respect to the use of hematocrit, this is a common method of estimating a person’s blood volume. This test is known to be particularly inaccurate in instances such as acute blood loss, after surgery, or in conditions such as heart failure or any condition where blood has been lost suddenly. There is also indirect competition in the form of surrogate tests for central venous pressure (cvp) that attempts to infer or imply total blood volume, red cell volume and plasma volume.

It is our belief that tens of thousands of patients every year develop kidney failure, strokes, or heart attacks, some of which result in death, because physicians  are late in recognizing the degree of blood loss due to utilization of inaccurate surrogate measurement such as hematocrit and hemoglobin. It is these inaccurate tests which we are attempting to replace by the use of accurate measurement of blood volume.

Cardiac catheterization involves an invasive procedure of threading a catheter into the right chambers of the heart and lungs. For many years this procedure was almost universally used until it was recognized that intra-cardiac pressures may not correlate with total body blood volume and the results could be highly misleading. This procedure is used much less frequently now but could still be considered an indirect competing technique for blood volume measurement.

It is these inaccurate tests which we are attempting to replace by the use of accurate measurement of blood volume. We believe this can be a powerful financial incentive for hospitals to utilize blood volume measurement in the treatment of heart failure. Preliminary unpublished results utilizing the BVA-100 have indicated a significant reduction in heart failure re-admissions when patients are treated on the basis of precise measurements.

Blood Banking

The blood banking industry has organizations ranging from small limited service providers to large full service organizations. The American Red Cross and its affiliates dominate the market and have significantly greater public exposure, goodwill and resources than we do. We compete for customers based on a variety of factors, including reputation, customer service, performance, expertise, price and scope of service offerings. The Company believes it competes favorably in these areas.

Fees charged for products and services are generally set at levels based on the supply and demand for specific products, and are influenced by the competition among blood products suppliers and federal reimbursement rates to hospital customers. Since many of the Company’s competitors are tax-exempt, they do not bear the tax burden the Company faces, and they have access to lower cost tax-exempt debt financing. Their status as charitable institutions may also give them an advantage in recruiting volunteer donors. In addition, certain competitors have advantages over the Company as a result of established positions and relationships with the communities they serve.

To the best of our knowledge, our frozen blood bank is the only facility that provides long-term personal frozen blood storage in the Northeastern United States. The Red Cross and similar organizations provide blood storage prior to surgery. The blood is refrigerated but is usable for only 42 days. However, recent studies have demonstrated that refrigerated blood loses key enzymes within two weeks which causes significant loss of ability to transport oxygen effectively.

A published study 2 has shown that using old blood is associated with a significantly higher risk of complications, as well as death. In contrast, frozen blood retains needed enzymes for at least 4-6 days after it is thawed and processed for use.

The freezing and thawing of blood involves a complicated process utilizing a special cryoprotective agent which must be processed in a sterile manner. At the time of processing and thawing, the cryoprotective agent must be removed in a sterile manner.

The previous methodology used to thaw and process the removal of the cryoprotective agent allowed it to be used for only 24 hours after thawing. A new process approved by the FDA, which we use, allows blood to be used for up to 14 days after it has been thawed and separated from the cryoprotective agent. To the best of our knowledge, no other facility in the Northeastern United States provides this type of service.

Our personal blood storage service allows a patient to store his or her own blood in case they need a transfusion during surgery. This would not be competitive with existing blood donor services such as the Red Cross. This is because a patient would be using his or her own blood instead of donated blood from a stranger which we believe to be a superior service.

For example, semen bank donors are required to have donated semen frozen and stored for six months. The donor is required to be re-tested six months later. This process is used because there is a window of non-detect ability for a person who may be infected with diseases such as HIV or hepatitis where they will not be detected by standard tests.

Our Idant Labs subsidiary pioneered the concept of storage and re-testing of donor semen in 1985. This concept is now legally mandated in most states with semen banking facilities.

The double testing of blood donors is not done in most instances due to cost considerations. The use of autologus blood storage eliminates the risk of someone receiving contaminated blood from another source since they are using their own blood. To date, our frozen blood banking services have not been profitable because of inadequate utilization. However, with increased utilization this service could be profitable.

The use of autologus blood storage eliminates the risk of someone receiving contaminated blood from another source since they are now using their own blood. To date, frozen blood banking services have not been profitable because of inadequate utilization. With increased utilization, this service could become profitable.

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

Semen Banking

There are at least 300 sperm banks in the United States operated either by commercial entities or by academic institutions. The Company believes that its unique storage system, coupled with clear documentation of successful conception from the longest-term frozen stored semen in medical history, will help to expand its marketing efforts. The Company’s use of heat-sealable straws rather than vials for semen storage, avoids the risk of cross-contamination with other samples.

The high security straws used by Idant also have a larger volume to surface ratio, which helps to optimize the freezing process. Moreover, Idant Laboratories employs a customized carousel storage system which keeps the frozen semen straws continuously submerged in liquid nitrogen. This carousel system allows for withdrawal of a single specimen without any other specimens leaving the liquid nitrogen and becoming partially defrosted. The Company has also developed a web site (www.Idant.com) that is helpful for marketing purposes.

2 The Association Between Duration of Storage of Transfused Red Blood Cells and Morbidity and Mortality After Reoperative Cardiac Surgery: International Anesthesia Research Society; July 2006; Number 1; Volume 103

In 2004, Idant received confirmation of two successful conceptions utilizing sperm stored at Idant respectively for, 21 and 28 years. This was the longest successful cryopreservation of sperm in medical history. The Company believes that its unique storage system for human sperm is responsible for this extraordinary success.

There are other companies that Idant competes with that have larger donor bases and are better known because they have more resources to devote to marketing and advertising their services. There is always a possibility that another Company with more resources will develop a superior technology for storing human sperm.

Semen bank donors are required to have donated semen frozen and stored for six months. The donor is required to be re-tested six months later. This process is used because there is a window of non-detect ability for a person who may be infected with diseases such as HIV or hepatitis where they will not be detected by standard tests.

Our Idant Labs subsidiary pioneered the concept of storage and re-testing of donor semen in 1985. This concept is now legally mandated in most states with semen banking facilities.

WARRANTIES

The Company recognizes warranty and indemnification that require a guarantor to recognize and disclose a liability for obligations it has undertaken in relation to the issuance of the guarantee.

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

GOVERNMENT REGULATION

The development, production and marketing of medical devices are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act. Daxor is a FDA registered medical device manufacturer that has processes and procedures in place to ensure compliance with the FDA Good Manufacturing (GMP) regulations.

The FDA has established three classes of controls for medical devices. Class I includes devices with the lowest risk, Class II includes devices of intermediate risk including most diagnostic devices and Class III includes those with the greatest risk that must meet the most stringent regulatory requirements. Daxor currently manufactures five different medical devices registered with the FDA; three Class I devices and two Class II devices. The two Class II devices, the BVA-100 software (WinBVA) and the MAX-100 drug delivery device required and have received FDA 510(k) approval prior to market introduction. Any currently planned new products are also expected to be categorized as Class I or Class II devices. Daxor Research and Development (R&D) follows a design control process that minimizes the risk of delay in receiving 510(k) approval to market new products.

As a registered medical device manufacturer, Daxor is subject to periodic inspection by the FDA of manufacturing facilities, production records, product design records and complaint files. If an FDA inspection identifies a non-compliance with GMP regulations, a regulatory action might possibly occur. Daxor conducts regular internal audits to ensure compliance with all GMP regulations. The last FDA inspection of Daxor was in June 2006 and no adverse findings were noted.

In addition to the FDA, Daxor is subject to inspection by other state, federal and private agencies. Investigators from these agencies have all inspected Daxor facilities in Oak Ridge, Tennessee with no adverse findings. The dates of the inspections and names of the agencies are as follows:

●	Tennessee Board of Pharmacy on November 30, 2007.
●	Underwriters Laboratory on May 4, 2009.

Our facilities in New York City were also inspected over the last two years with no adverse findings. The dates of the inspections and the names of the agencies are as follows:

●	New York City Bureau of Radiation Safety in November of 2007.
●	New York City Fire Department in May of 2008.

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

EMPLOYEES

On February 22, 2010, the Company had a labor force of forty one, all of whom were leased through ADP Total Source. The Company maintains a work force at its main headquarters in New York City, a manufacturing division and a technology support group in Oak Ridge, Tennessee and account managers in various parts of the Continental United States and Hawaii.

We have a contract with ADP Total Source to provide certain professional employment services such as health insurance to our employees at rates that we would not qualify for otherwise, a retirement plan and payroll services to our personnel. Pursuant to this contract, our personnel are employees of, and paid by, ADP Total Source as part of an employee leasing arrangement. We lease the services of these employees from ADP, and reimburse ADP for the costs of compensation and benefits. All of the employees referred to in the Annual Report are full time employees. For purposes of our Annual Report, we consider employees of ADP covered by this contract to be employees of the Company.

INVESTING ACTIVITIES

The Company maintains a portfolio of Available for Sale Securities. As described in Item 1A: Risk Factors, the income generated by the portfolio has been instrumental in offsetting the Company’s cumulative operating loss for the five year period ended December 31, 2009. The Company’s investing activities are also discussed in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements. The Company’s investing activities are not part of its operating business and functions as a separate segment.

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

Item 1A. Risk Factors

Operating Losses

The Company incurred cumulative operating losses of $26,075,156 during the five year period ended December 31, 2009. These losses have mainly resulted from ongoing expenses for marketing and research and development as the Company attempts to build a market for its products. During this same time period, the Company had cumulative net income from investments of $62,705,493 which covered operating losses and provided the necessary funds for our continued research and development and marketing. It is the opinion of management that the financial health of the Company would have been adversely affected if our net income from investments during this time had been substantially less than losses from operations.

During the two years ended December 31, 2006, the Company had cumulative losses after income taxes of $2,121,512. For the three years ended December 31, 2009 the Company had cumulative net income after income taxes of $31,593,243. There is no guarantee that future income from investments will continue to completely offset operating expenses as was the case on an individual and cumulative basis for each of the three years ended December 31, 2009.

Sales of Blood Volume Kits

In the Company’s fiscal year ended December 31, 2009, the sale of Blood Volume Kits accounted for 67.4% of the Company’s total consolidated sales. There were four customers (hospitals) that accounted for 60.3% of the Company’s sale of Blood Volume Kits.

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

Medicare and Medicaid Reimbursement

As disclosed in our previous filings, the Centers for Medicare and Medicaid Services (CMS) implemented a significant policy change affecting the reimbursement for all diagnostic radiopharmaceutical products and contrast agents which was effective as of January 1, 2008. As a result of this policy change, diagnostic radiopharmaceuticals such as Daxor’s Volumex are no longer separately reimbursable by Medicare for outpatient services. At this time, it is still unclear if this policy change will also be implemented by private third party health insurance companies.

The reimbursement policy for hospital outpatients through December 31, 2007 included payment for both the cost of the procedure to perform a blood volume analysis (BVA) and the radiopharmaceutical (Daxor’s Volumex radiopharmaceutical). CMS’s policy now only includes the reimbursement for the procedure and would require the hospital to absorb the cost of the radiopharmaceutical. There will be an upward adjustment for the procedure code to include some of the costs of the radiopharmaceutical. However, this upward adjustment does not entirely cover the costs associated with the procedure and the radiopharmaceutical.

In response to Medicare’s change in its reimbursement policy for diagnostic radiopharmaceuticals, Daxor has lobbied CMS both individually and as a member of the Society of Nuclear Medicine’s APC Task Force, which is a select group of representatives from industry and healthcare that represents the more than 16,000 nuclear medicine professionals in the United States. One of the missions of the APC Task Force is to work directly with the CMS in an attempt to amend the current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. There is no guarantee that the APC task force will be successful in their efforts to persuade the CMS to amend their policy of limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services.

Health Insurance Legislation

On March 21, 2010, the U.S. House of Representatives passed the “Patient Protection and Affordable Care Act (H.R.3590).” This legislation was signed into law by President Obama on March 23, 2010. The goal of this legislation is to make healthcare more accessable to Americans. At this time we are unable to quantify how this legislation will affect our operating income. Although it is possible that increased coverage could lead to greater access to our products and services if the reimbursement rate is lower, this would limit the benefit to Daxor and could have a negative impact on our operating results and our business.

Available for Sale Securities

At December 31, 2009, 93.5% of the fair market value of the Company’s investment portfolio consisted of utility stocks whose market price can be sensitive to rising interest rates. At December 31, 2008, 79.5% of the Company’s investment portfolio consisted of utility stocks. The Company’s investment policy calls for a minimum of 80% of the investment portfolio to consist of utility stocks. The Board of Directors has authorized this minimum to be temporarily lowered to 70% when management deems it to be necessary.

At March 31, 2009, June 30, 2009 and September 30, 2009 the percentage of the Company’s investment portfolio which consisted of utility stocks was 78.0%, 79.9% and 85.5% respectively.

At December 31, 2009, the Company’s investment portfolio consisted of 83 separate stocks. The top three holdings as of this date in the investment portfolio were Entergy Corporation, First Energy Corporation and Exelon. These three holdings comprised 39.9% of the value of the investment portfolio and also accounted for 30.0% of the dividend income for the year ended December 31, 2009. A reduction in dividend payments by these companies could have a material effect on the Company’s dividend income.

The Company also receives significant income from option sales related to its investment portfolio. The income from options is variable, and less predictable than income from dividends from the Company’s portfolio, which have minor variations. The ability of the Company to sell options is related to the market value of its available for sale securities. If there is a decrease in the market value of the Company’ available for sale securities, this could negatively impact income from option sales.

There is a risk that in an environment of rising interest rates that the market value of these stocks could decline and the utilities could reduce their dividend payments to compensate for increased interest expense. This could have an adverse effect on the Company’s ability to fund research and development and marketing efforts necessary to build a market for our products.

Investment Company

In 2005 and 2007, the Company and Dr. Joseph Feldschuh, its President and Chief Executive Officer, respectively, received Wells Notices from the Securities and Exchange Commission (“SEC”) requesting their comments on the SEC Staff’s view that the Company was in violation of Section 7(a) of the Investment Company Act in that it was operating as an unregistered investment company. The Company and Dr. Feldschuh responded to those requests when made. The Company has not received a closing notice or other substantive response from the SEC to either of these submissions. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submissions to the SEC in response to the Wells Notices.

In November 2009, the staff of the Northeast Regional Office of the SEC contacted the Company and invited both the Company and Dr. Feldschuh to make a new Wells submission based upon more recent operations and results. The Company and Dr. Feldschuh responded to the staff’s invitation on December 20, 2009. The Company has not received a closing notice or other substantive response from the SEC to its December 20, 2009 submission. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submission to the SEC in response to the Wells Notices.

There is a risk that the SEC may attempt to designate Daxor as an investment company under the Investment Company Act.

Key Individual

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

Dr. Feldschuh is also the sole individual responsible for investment decisions with respect to the Company’s investment portfolio. The loss of his services in this area would be expected to result in a material reduction in return on the Company’s assets.

Patents

Our patents for the BVA 100 expire in May 2010. We are in the process of developing an automated system for measuring total body albumin, which we will incorporate into the next generation of Blood Volume Analyzers when we apply for a new patent. It is difficult to determine when or if our application for a new patent would be approved.

The blood volume analyzer, however, works most efficiently with the tracer injection kit system which has a separate patent and which expires in 2016. It is possible that another Company could develop another version of the Blood Volume Analyzer which would use a different tracer injection kit. To the best of our knowledge, this has not happened yet and Management views the development of a competing tracer injection kit as unlikely.

Volumex Syringes

All of the Company’s orders for Volumex syringes are filled by a single FDA approved radio pharmaceutical manufacturer. This manufacturer is the only one approved by the FDA in the United States to manufacture Volumex for interstate commerce. If this manufacturer were to cease filling the Volumex syringes for Daxor before the Company had a chance to make alternative arrangements, the effect on Daxor’s operating revenue could be material.

Regulatory Risk or Approvals

There is a risk of delay until regulatory approvals are received for any new products the Company may attempt to bring to market in the future. At this point, management is unable to assess how long such a delay would be or the effect on sales that it could have.

Item 1B Unresolved Staff Comments

In 2005 and 2007, the Company and Dr. Joseph Feldschuh, its President and Chief Executive Officer, respectively, received Wells Notices from the Securities and Exchange Commission (“SEC”) requesting their comments on the SEC Staff’s view that the Company was in violation of Section 7(a) of the Investment Company Act in that it was operating as an unregistered investment company. The Company and Dr. Feldschuh responded to those requests when made. The Company has not received a closing notice or other substantive response from the SEC to either of these submissions. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submissions to the SEC in response to the Wells Notices.

In November 2009, the staff of the Northeast Regional Office of the SEC contacted the Company and invited both the Company and Dr. Feldschuh to make a new Wells submission based upon more recent operations and results. The Company and Dr. Feldschuh responded to the staff’s invitation on December 20, 2009. The Company has not received a closing notice or other substantive response from the SEC to its December 20, 2009 submission. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submission to the SEC in response to the Wells Notice.

There is a risk that the SEC may attempt to designate Daxor as an Investment Company under the Investment Company Act.

Item 2. Properties

In December 2002, the Company signed a twelve year lease extension commencing January 1, 2003, for its existing facility at the Empire State Building. The Company has occupied this space since January 1992. The Company currently occupies approximately 7,200 square feet. The lease has a two year option for renewal after ten years with an option for an additional 18,000 square feet of space. The Company has a pilot manufacturing facility in Oak Ridge, Tennessee which is currently manufacturing the BVA-100 Blood Volume Analyzers, and where R&D activities are performed.

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

In November of 2008, a construction project commenced at 109 Meco Lane. The project was completed during the first quarter of 2010 and the total cost was approximately $2,500,000. The project involved the construction of laboratory and office space. The validation in for the laboratory space and related instruments started during the first quarter of 2010 and Management expects it will be completed by the end of the second quarter of 2010.

The Company subleases a small portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received from the President of the Company in each of the years ended December 31, 2009, 2008 and 2007 was $11,854, $11,478 and $11,022.

Item 3. Legal Proceedings

The Company has no material legal proceedings pending. From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any proceedings currently pending or threatened will have a material adverse effect on its business or results of operations.

In 2005 and 2007, the Company and Dr. Joseph Feldschuh, its President and Chief Executive Officer, respectively, received Wells Notices from the Securities and Exchange Commission (“SEC”) requesting their comments on the SEC Staff’s view that the Company was in violation of Section 7(a) of the Investment Company Act in that it was operating as an unregistered investment company. The Company and Dr. Feldschuh responded to those requests when made. The Company has not received a closing notice or other substantive response from the SEC to either of these submissions. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submissions to the SEC in response to the Wells Notices.

In November 2009, the staff of the Northeast Regional Office of the SEC contacted the Company and invited both the Company and Dr. Feldschuh to make a new Wells submission based upon more recent operations and results. The Company and Dr. Feldschuh responded to the staff’s invitation on December 20, 2009. The Company has not received a closing notice or other substantive response from the SEC to its December 20, 2009 submission. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submission to the SEC in response to the Wells Notice.

There is a risk that the SEC may attempt to designate Daxor as an Investment Company under the Investment Company Act.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock is traded on the New York Stock Exchange under the symbol DXR.

2009		High	Low

	First Quarter	$16.70	$14.10
	Second Quarter	$15.60	$10.06
	Third Quarter	$13.00	$9.78
	Fourth Quarter	$15.10	$11.00

2008		High	Low

	First Quarter	$14.75	$8.51
	Second Quarter	$19.00	$11.55
	Third Quarter	$18.53	$14.99
	Fourth Quarter	$16.98	$13.47

On February 23, 2010, the Company had approximately 137 holders of record of the Common Stock. The Company believes there are approximately 1,150 beneficial holders of their Common Stock.

For the year ended December 31, 2009, the Company paid total dividends of $5,739,299 or $1.35 per share on its Common Stock. The $1.35 per share was paid as follows: $0.10 per share on June 15th, $0.25 per share on September 8th and a special dividend of $1.00 per share on December 24, 2009.

For the year Ended December 31, 2008, the Company paid total dividends of $6,452,502 or $1.50 per share on its Common Stock. The dividend of $1.50 per share was paid as follows: $0.25 per share on August 26th, $0.25 per share on November 26th and a special dividend of $1.00 per share on December 30, 2008.

Prior to 2008, the last dividend paid was a single cash dividend of $0.50 per share on the Common Stock in 1997. No dividends have been declared or paid in 2010 and any future dividends will be dependent upon the Company’s earnings, financial condition and other relevant factors.

Item 6. Selected Financial Data.

The following table sets forth certain selected financial data with respect to the Company. The consolidated statements of operations data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 are derived from our audited consolidated financial statements that are included in this Form 10-K.

Operations Data:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Total operating revenues	$1,688,826	$1,761,055	$1,869,779	$1,486,449	$1,343,538

Costs and expenses:

Operations of laboratories & costs of production	704,866	717,278	682,786	631,567	565,742
Research and development	2,825,151	2,438,423	2,576,708	2,332,399	2,152,261
Selling, general and administrative	3,267,997	3,812,506	4,041,155	3,947,404	3,528,560
Total costs and expenses	6,798,014	6,968,207	7,300,649	6,911,370	6,246,563

Loss from operations	(5,109,188)	(5,207,152)	(5,430,870)	(5,424,921)	(4,903,025)

Other income and expenses:
Dividend income	2,936,976	2,509,966	2,419,476	2,273,737	2,511,054
Gains on sale of investments	9,689,425	17,249,716	14,853,934	3,316,710	1,515,653
Mark to market of short positions	(79,755)	5,364,215	357,337	(544,629)	(204,225)
Other revenues	11,854	11,924	11,112	13,838	14,686
Investment recovery	—	—	—	—	75,000
Admin expense relating to portfolio investments	(134,457)	(99,935)	(55,538)	(44,564)	(36,842)
Interest expense, net of interest Income	(162,983)	(147,501)	(197,211)	(363,952)	(296,114)
Total other income and expenses	12,261,060	24,888,385	17,389,110	4,651,140	3,579,212

Income (loss) before income taxes	7,151,872	19,681,233	11,958,240	(773,781)	(1,323,813)

Provision for income taxes	1,329,114	4,557,964	1,311,024	11,750	12,168

Net Income (loss)	$5,822,758	$15,123,269	$10,647,216	$(785,531)	$(1,335,981)

Weighted average number of common shares outstanding - basic	4,262,643	4,350,951	4,572,119	4,625,168	4,638,384
Weighted average number of common shares outstanding - diluted	4,284,643	4,375,623	4,572,119	4,625,168	4,638,384

Income (loss) per common equivalent share - basic	$1.37	$3.48	$2.33	$(0.17)	$(0.29)
Income (loss) per common equivalent share - diluted	$1.36	$3.46	$2.33	$(0.17)	$(0.29)

Dividends paid per common share	$1.35	$1.50	—	—	—

Selected Balance Sheet Data:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Total assets	$75,186,990	$76,824,181	$102,560,500	$78,166,312	$59,565,053
Total liabilities*	$27,561,653	$33,363,540	$47,644,615	$32,528,520	$20,820,252
Stockholders’ equity	$47,625,337	$43,460,641	$54,915,885	$45,637,792	$38,744,801

* Total liabilities include deferred taxes on unrealized gains.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating Revenues

For the year ended December 31, 2009, consolidated revenue from operations was $1,688,826 versus $1,761,055 for the year ended December 31, 2008 for a decrease of $72,229 or 4.1%. For the year ended December 31, 2007, operating revenues were $1,869,779.

Equipment sales and kit sales decreased from $1,381,105 in 2008 to $1,343,610 in 2009. In 2009 the Company sold one blood volume analyzer for a total of $55,000 versus four in 2008 for a total of $260,000. In 2007, the Company sold six blood volume analyzers for a total of $390,500.

The revenue from kit sales increased by 13.2% for the year ended December 31, 2009 versus the same period in 2008. The revenue from kit sales increased by 4.4% for year ended December 31, 2008 versus the same period in 2007. The number of kits sold increased by 14.5% for the year ended December 31, 2009 versus the same period in 2008. The number of kits sold increased by 3.2% for the year ended December 31, 2008 versus the same period in 2007. 3,565 patients, utilizing the BVA-100, had blood volume measurements in 2009 versus 3,113 in 2008 and 3,015 in 2007. For the year ended December 31, 2009 the Company provided 344 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 472 in 2008 and 328 in 2007.

The major reasons for the current year increase in kit sales are an increase in utilization of existing instruments along with 56 Blood Volume Analyzers placed into service at December 31, 2009 versus 53 placed into service at December 31, 2008 and 50 at December 31, 2007. The last price adjustment on Blood Volume Kits was a 5% increase effective February 1, 2007.

The decrease in Gross Profit Percentage on Kit Sales for the year ended December 31, 2009 versus 2008 is mostly due to an increase in productions costs which was partially offset by a reduced amount of Volumex doses provided free of charge to facilities using the BVA-100 for research. Our costs increased in 2009 and we have not increased prices on our Volumex kits since February 1, 2007 which is also a factor in our declining margins since 2007.

The major reasons for the decrease in gross profit percentage from 2008 to 2007 is that in 2008 472 Volumex doses were provided free of charge to facilities using the BVA-100 for research versus 328 in 2007 and an increase in production costs.

The following table provides gross margin information on Equipment Sales & Related Services for the years ended December 31, 2009, 2008 and 2007:

Equipment Sales and Related Services:	Kit Sales Year Ended December 31, 2009	Equipment Sales and Other Year Ended December 31, 2009	Total Year Ended December 31, 2009
Revenue	$1,139,262	$204,348	$1,343,610
Cost of Goods Sold	606,926	56,190	663,116
Gross Profit	532,336	148,158	680,494
Gross Profit Percentage	46.7%	72.5%	50.7%

Equipment Sales and Related Services:	Kit Sales Year Ended December 31, 2008	Equipment Sales and Other Year Ended December 31, 2008	Total Year Ended December 31, 2008
Revenue	$1,005,981	$375,124	$1,381,105
Cost of Goods Sold	516,054	158,522	674,576
Gross Profit	489,927	216,602	706,529
Gross Profit Percentage	48.7%	57.7%	51.2%

Equipment Sales and Related Services:	Kit Sales Year Ended December 31, 2007	Equipment Sales and Other Year Ended December 31, 2007	Total Year Ended December 31, 2007
Revenue	$963,318	$489,883	$1,453,201
Cost of Goods Sold	397,429	237,509	634,938
Gross Profit	565,889	252,374	818,263
Gross Profit Percentage	58.7%	51.5%	56.3%

Operating revenues from Cryobanking and related services decreased during the year ended December 31, 2009 by $34,734 or 9.1% from 2008. A major factor in this decrease was a reduction in revenue from semen storage and analysis by $17,340 or 5.5% to $296,385 versus $313,725 in the year ended December 31, 2008.

Operating revenues from Cryobanking and related services decreased during the year ended December 31, 2008 by $36,628 or 8.8% versus the year ended December 31, 2007. This was due mainly to revenue from semen storage decreasing by $19,392 or 6.9% to $262,675 in 2008 versus $282,067 in 2007. There was also a decrease of $14,743 in semen analysis and other lab services in 2008.

The Company’s Idant Laboratories subsidiary contributed 20.4%, 21.6%, and 22.3% of operating revenues in 2009, 2008 and 2007 respectively.

Operating Expenses

For the years ended December 31, 2009, 2008 and 2007, consolidated expenses from operations totaled $6,093,148, $6,250,929 and $6,617,863 respectively.

For the years ended December 31, 2009, 2008 and 2007, the consolidated loss from operations was $5,109,188, $5,207,152 and $5,430,870 respectively.

The total Operating costs for Daxor and the BVA segment were $5,155,221 for the year ended December 31, 2009 versus $5,343,176 for the year ended December 31, 2008 for a decrease of $ 187,955 or 3.5%. The main reason for this decrease is a reduction of $211,450 in payroll and related expenses.

Total Operating costs for Daxor and the BVA segment were $5,343,176 for the year ended December 31, 2008 versus $5,716,563 for the year ended December 31, 2007 for a decrease of $ 373,387 or 6.5%. The main reason for this decrease is a reduction of $278,489 in payroll and related expenses.

Research and Development expenses for Daxor and the BVA segment increased in 2009 by $373,396 or 16.5% to $2,630,997 from $2,257,601 in 2008. Research and Development expenses for this segment were $2,390,352 for the year ended December 31, 2007. Daxor remains committed to making Blood Volume Analysis a standard of care in at least three disease conditions. In order to achieve this goal, we are continuing to spend time and money in research and development in order to get the best product to market. We are still working on the following three projects: 1) GFR: Glomeril Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipe Tests for radiation contamination and detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should give the company extended protection with a second patent when it is completed.

Total Operating Costs for the Cryobanking segment were $937,927 for the year ended December 31, 2009 versus $907,753 for the year ended December 31, 2008 for an increase of $30,174 or 3.3%. The main reasons for this increase were additional professional fees and allocated expenses from the BVA segment of $17,260 and $27,613 respectively. The allocated expenses represent charges paid by Daxor and the BVA segment on behalf of the Cryobanking segment for items such as salaries and rent. These allocated expenses have no effect on our consolidated operating results.

Total Operating Costs Cryobanking segment were $907,753 for the year ended December 31, 2008 versus $901,300 for the year ended December 31, 2007 for an increase of $6,453 or 0.7%.

INVESTING SEGMENT

Unrealized Losses on Available for Sale Securities

At December 31, 2009, 81.2% or $2,031,976 of the total unrealized losses of $2,501,354 was comprised of the following three securities: $842,469 for Citigroup Inc. (“Citigroup”), $629,394 for USEC (“USEC, Inc.”) and $560,113 for Dynegy, Inc. (“Dynegy”).

Citigroup Inc.

At December 31, 2009, Daxor owned 279,807 shares of Citigroup with a cost basis of $6.32 per share and a market value of $3.31 per share. On March 25, 2010, the market value of Citigroup was $4.27 per share which is $2.05 or 32% less than our cost basis of $6.32 per share.

During the first quarter of 2009, the stock was at $1.00 per share and as of March 25, 2010, was trading at over $4.00 per share.  The stock price has increased by 29% from January 1, 2010 through March 25, 2010.

Citigroup, which is the core part of the business, earned $14.8 billion in 2009 versus $6.2 billion in 2008 despite difficult market conditions caused by a recessionary business environment. This division represents 60% of Citigroup’s total assets and 90% of their deposits. Also, their revenue from Securities and Banking increased by 23% in 2009 versus 2008 and total deposits on hand were 8% higher at December 31, 2009 versus December 31, 2008.

Citigroup has reduced headcount to 265,000 at December 31, 2009 versus 375,000 at the peak level in 2007. Operating expenses during the fourth quarter of 2009 were $12.3 billion versus $15.1 billion in the fourth quarter of 2008 and $15.7 billion in the fourth quarter of 2007. The charges for 2008 do not include goodwill impairment.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP. As of December 31, 2009, the United States Treasury Department owned 27% of Citigroup’s stock.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At December 31, 2009, the Tier 1 Capital was 11.67%, Total Capital was 15.25% and Leverage was 6.89%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at year end.

The operating environment for Citigroup continues to be difficult but the stock price has been trending upward since the first quarter of 2009 and the profit of the core business more than doubled in 2009 versus 2008. Management at Citigroup has substantially reduced operating expenses and headcount which should help operating results in future periods. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at December 31, 2009.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at December 31, 2009 on Citigroup.

USEC, Inc.

At December 31, 2009, Daxor owned 226,000 shares of USEC with a cost basis of $6.63 per share and a market value of $3.85 per share. On March 25, 2010, the market value of USEC was $5.55 per share which is $1.08 or 16% less than our cost basis of $6.63 per share.

During the past year, USEC has been as low as $3.22 per share and as high as $7.24 which is above our cost basis of $6.63 per share. The market value of the stock has increased by 44% from January 1, 2010 through March 25, 2010. As of December 31, 2009 the book value of USEC was $11.25 per share which is substantially higher than our cost basis.

USEC is a leading supplier of low enriched uranium for commercial nuclear power plants. Low enriched uranium is a critical component in the production of nuclear fuel for reactors to produce electricity. USEC is now in the process of deploying what their management anticipates will be the world’s most advanced uranium enrichment technology, known as American Centrifuge.

There are currently 440 nuclear reactors in operation globally and 53 new reactors are under construction worldwide and applications to build as many as 27 new reactors in the United States are now being reviewed by the Nuclear Regulatory Commission. According to the World Nuclear Association (WNA), 142 additional reactors are on order or planned and another 327 have been proposed.

It is expected that the global emphasis on reducing greenhouse gas emissions will provide strong incentive for utilities to build nuclear power stations. The WNA expects demand for uranium enrichment to roughly double over the next two decades as new reactors become operational.

There is still a lower growth forecast for electric power demand due to the recession that began in 2008 and lower prices for alternative fuels. It is possible that this will slow the need for new nuclear power capacity and the cost estimates for new reactors have also risen substantially in recent years.

However, it is also likely that population growth and increasing per capita demand for electric power, especially in emerging markets and environmental concerns favoring the use of nuclear power will provide a strong foundation to increase future demand for nuclear power.

Daxor management feels that USEC’s positions as a supplier of low enriched uranium combined with their deployment of advanced uranium enrichment technology has them well positioned to take advantage of what should be growing demand in the future for nuclear power despite the current difficult economic climate. The stock price has increased by 44% since January 1, 2010 and is still trading at a substantial discount to book value.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, Daxor management has determined that an impairment charge is not necessary at December 31, 2009 on USEC.

Dynegy, Inc.

At December 31, 2009, Daxor owned 764,500 shares of Dynegy with a cost basis of $2.54 per share and a market value of $1.81 per share. On March 25, 2010, the market price of Dynegy was $1.30 per share which is $1.24 or 49% lower than our cost basis of $2.54 per share.

The book value of Dynegy at December 31, 2009 is $4.83 per share which is almost double our cost basis of $2.54 per share. The stock price of Dynegy has a record of volatility, being at $8.11 per share in February 2008, as low as $1.05 in March 2009 before going back to $2.63 per share in October 2009.

Dynegy’s liquidity improved from $1.9 billion at December 31, 2009 to $2.3 billion at February 19, 2010. The liquidity at February 19, 2010 consisted of $746 million in cash on hand and $1.5 billion in unused availability under the company’s credit facility. The cash balance increased from $471 million at December 31, 2009 to $746 million at February 19, 2010 due to increased cash inflows from the company’s collateral clearing agent due to lower commodity prices.

In 2009, Dynegy was able to repurchase approximately $830 million of bonds due in 2011 and 2012 which largely eliminated near term bond maturities until 2015.

Dynegy reported a loss of $1.24 billion in 2009 after a profit of $208 million in 2008 and $324 million in 2007. The loss in 2009 is largely due to assets which were sold at a loss.

The price of energy has declined since the summer of 2008 which reflects a similar decline in natural gas prices and the impact of general economic conditions. However, Dynegy management believes that over the long term, power demand and pricing will increase.

Dynegy recently reported that they spent $600 million to cut emissions of pollutants at its power plants in Illinois and that the total investment for this project should be approximately $1 billion. This work has been completed at five out of its eight coal-fired units in Illinois. Dynegy is also switching to low sulfur coal and expects their coal fired plants in Illinois to cut emissions of nitrogen oxides, sulfur dioxide and mercury by approximately 90%.

Dynegy has  low cost power generation plants spread across seven states which use coal, oil and natural gas. The generating capacity is geographically diverse with 43% in the Midwest, 32% in the West and 25% in the Northeast. This geographic diversity prevents the Company from becoming too dependent on one part of the Country.

The generating capacity is also diverse with 34% from natural gas-fired combined-cycle capacity, 25% from natural gas-fired peaking capacity, 31% from baseload coal/oil capacity and 10% from dual fuel capacity. This diversity of generating capacity helps to minimize the impact of any potential volatility in commodity prices.

It is expected that as future demand increases, prices for power will increase accordingly and this should lead to a return to profitability for Dynegy.

Daxor management has determined that an impairment charge is not necessary at December 31, 2009 on Dynegy after taking the recent decline in the stock price into account because Dynegy is a geographically diverse low cost producer of electricity with a diverse generating capacity. These two factors protect the Company from being overly dependent on one region of the country or one type of commodity.

The stock price of Dynegy has decreased by 49% since January 1, 2010. However, the stock does have a history of volatile price fluctuations and it was trading as high as $2.63 in October of 2009. The recent market price is well below the book value of $4.83 per share at December 31, 2009 which would seem to indicate that the stock is strongly undervalued. The recent repurchase of bonds and improved liquidity position have also helped to strengthen Dynegy’s balance sheet.

Daxor Corporation
Summary of Unrealized Losses on Citigroup Inc., USEC, Inc. and Dynegy, Inc.
As at December 31, 2009

		Less Than Twelve Months		Tweleve Months or Greater		Total
	Total		Unrealized		Unrealized		Unrealized
Security	Cost	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Citigroup Inc.	$1,768,630	$852,325	$757,099	$73,836	$85,370	$926,161	$842,469
USEC, Inc.	1,499,494	387,695	220,385	482,405	409,009	870,100	629,394
Dynegy, Inc.	1,943,858	1,338,314	429,109	45,431	131,004	1,383,745	560,113
Total	$5,211,982	$2,578,334	$1,406,593	$601,672	$625,383	$3,180,006	$2,031,976

Dividend Income

Dividend income earned for the year ended December 31, 2009 was $2,936,976 versus $2,509,966 for the year ended December 31, 2008, for an increase of $427,010, or 17.0%. The main reason for this increase was the receipt in 2009 of a onetime special dividend of $282,425 on a stock that is not in the portfolio of available for sale securities at December 31, 2009.

For the year ended December 31, 2007, dividend income was $2,419,476.

Investment Gains

The net realized gains on the sale of investments were $9,689,425 for the year ended December 31, 2009 versus $17,249,716 for the year ended December 31, 2008 which represents a decrease of $7,560,291 or 43.8%. The main reasons for this decrease are that the Company had the following realized losses in 2009: $1,664,657 on 285,214 shares of Dynegy, $3,559,808 on 430,100 shares of USEC and $3,372,455 on 366,790 shares of Bank of America Common Stock. The shares of Dynegy and USEC were sold in order to generate tax savings and lower the cost basis on the remaining 764,500 shares of Dynegy and 226,000 shares of USEC still in the Company’s portfolio of available for sale securities at December 31, 2009. The Company did not own any Bank of America Common Stock at December 31, 2009.

For the year ended December 31, 2007, gains on the sale of investments were $14,853,934.

The sum of dividend income plus investment gain from sale of securities was $12,626,401 for the year ended December 31, 2009 versus $19,759,682 for the year ended December 31, 2008 and $17,273,410 for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, cash and cash equivalents totaled $277,088 versus $2,545,040 at December 31, 2008. Cash used in operating activities was $5,253,123 for the year ended December 31, 2009. The decrease in cash and cash equivalents was primarily due to funding the operating loss for the current year.

Cash provided by investing activities was $25,539,873 for the year ended December 31, 2009. This increase is mainly attributable to the proceeds from sales of available for sale securities of $39,328,708 and put and calls options of $26,046,162 which were partially offset by the acquisition of available for sale securities of $35,119,377. The acquisition of property and equipment of $2,166,724 during the current year includes $1,946,263 for the construction project at 109 Meco Lane.

In November of 2008, a construction project commenced at 109 Meco Lane. The project involved the construction of laboratory and office space and was completed during the first quarter of 2010 at an approximate cost of $2,500,000.

A total of $22,554,702 of cash was used during the current year in financing activities and this was primarily due to the repayment of margin loans payable.

During the year ended December 31, 2009, the President and CEO of the Company loaned a total of $1,140,000 to the Company in a series of advances ranging from $40,000 to $500,000. The loan due to the President of the Company never exceeded $650,000 and all advances were repaid within two weeks without interest. Each loan advance and repayment took place prior to July 1, 2009.

The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

Income from the Company’s security portfolio is a major asset for the Company as it continues its efforts in research and development and marketing. At December 31, 2009, the Company is in a satisfactory financial position with adequate funds available for its immediate and anticipated needs. The Company plans its budgetary outlays on the assumption that the raising of additional financial capital may be difficult in the next 2 to 4 years. The Company believes that its present liquidity and assets are adequate to sustain the expenses associated with its research and development and marketing efforts.

The following table shows the Fair Market Value, Cost, Net Unrealized Gain, Unrealized Gain and Loss at December 31st from 2005 through 2009.

Valuation Date:	Fair Market Value	Cost	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
December 31, 2009	$53,270,726	$28,630,149	$24,640,577	$27,141,931	$(2,501,354)
December 31, 2008	68,339,143	50,709,601	17,629,542	28,469,540	(10,839,998)
December 31, 2007	74,919,193	29,987,157	44,932,036	47,386,399	(2,454,363)
December 31, 2006	66,968,446	23,307,390	43,661,056	43,927,770	(266,714)
December 31, 2005	57,246,006	25,649,467	31,596,539	32,440,131	(843,592)

It is the opinion of Management that the Company is undercapitalized with respect to the Blood Volume Analyzer and the Blood Optimization Program. Based on present conditions, it is unlikely that additional capital can be raised on reasonable terms without significant dilution to existing shareholders. The Company believes that if the blood volume analyzer becomes a standard of care in any one of the areas described in this 10-K filing, it will then have much easier access to additional capital.

The Company’s investment portfolio has been a critical source of supplemental income which has offset the cumulative operating losses for the five year period ended December 31, 2009. Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two. The Company’s portfolio has maintained a net value above historical cost for each of the past 100 consecutive quarters.

The income derived from these investments has been essential to help offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research and development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which have covered the Company’s cumulative losses from operations for the five year period ended December 31, 2009. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by the Company’s President and CEO, Dr. Joseph Feldschuh.

The Company currently has adequate resources for the current level of marketing and research and development expenses for the BVA-100 Blood Volume Analyzer as well as capital to sustain its localized semen and blood banking services. At present, the Company does not have adequate resources to expand its marketing force to all areas of the country. The Company is simultaneously expanding its research and development efforts to develop additional instrumentation for renal function testing, specifically glomerular filtration testing. The current primary focus is on the BVA-100 Blood Volume Analyzer with respect to expenditure of resources.

CRITICAL ACCOUNTING POLICIES

Available for Sale Securities

    Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies)that management has determined meet the definition of available-for-sale under FASB ASC 320, “Investments.” Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

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

Our investment policy calls for a minimum of 80% of the value of our portfolio of Available for Sale Securities to be maintained in utility stocks. Operating under this policy, Management’s investment strategy is to purchase utility stocks which it considers to be undervalued relative to the market in anticipation of an increase in the market price.

It is possible that the market value of a stock may go below our cost after we purchase it even though we considered the stock to be undervalued relative to the market at the time we purchased it. When that occurs, we follow the provisions of SEC Staff Accounting Bulletin: Codification of Staff Accounting Bulletins, Topic 5-M (“SAB 5-M”): Miscellaneous Accounting, Other Than Temporary Investments in Debt and Equity Securities in determining whether an investment is other than temporarily impaired. The factors we review and/or consider include the following:

•	The extent to which the market value has been less than cost.

•	An evaluation of the financial condition of an issuer including a review of their profit and loss statements for the most recent completed fiscal year and the preceding two years.

•
The examination of the general market outlook of the issuer. This could include but is not limited to the issuer having a unique product or technology which would appear likely to have a positive impact on future earnings.

•	A review of the general market conditions.

•	Our intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value.

•	Specific adverse conditions related to the financial health of, and business outlook for, the issuer.

•	Changes in technology in the industry and its affect on the issuer

•	Changes in the issuer’s credit rating.

Revenue Recognition

The Company recognizes operational revenues from several sources. The first source is the sale of equipment, the Blood Volume Analyzer, to customers. The second source is the sale of single-use tracer doses supplied as Volumex Kits that are injected into the patient and measured by the Blood Volume Analyzer. The third source of revenue is service contracts on the Blood Volume Analyzer, after it has been sold to a customer. The fourth source of revenue is the storage fees associated with cryobanked blood and semen specimens, and associated laboratory tests.

The Company currently offers three different methods of purchasing the Blood Volume Analyzer equipment. A customer may purchase the equipment directly, lease the equipment, or rent the equipment on a month-to-month basis. The revenue generated by a direct sale is recognized in the period in which the equipment is shipped. If a customer is to select the “lease” option, the Company refers its customer to a third party finance company with which it has established a relationship, and if the lease is approved, the Company receives 100% of the sales proceeds from the finance company and recognizes 100% of the revenue in the period in which the equipment is shipped. The finance company then deals directly with the customer with regard to lease payments and related collections. Daxor Corporation does not guarantee payments to the leasing company.

The sales of the single-use radioisotope doses (Volumex) that are used in conjunction with the Blood Volume Analyzer are recognized as revenue in the period in which the doses are shipped.

When Blood Volume Analyzer equipment has been sold to a customer, the Company offers a one year warranty on the product, which covers all mechanical failures. This one year warranty is effective on the date of sale of the equipment. After the one year period expires, customers may purchase a service contract through the Company, which is usually offered in one year increments. These service contracts are recorded by the Company as deferred revenue and are amortized into income in the period in which they apply.

     The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. The Company invoices customers for storage fees on a quarterly basis. The Company will only recognize revenue for those storage fees that are earned in the current reporting period, and will defer the remaining revenues to the period in which they are earned.

Comprehensive Income (Loss)

The Company reports components of comprehensive income under the requirements of FASB ASC 220, “Comprehensive Income”. This statement establishes rules for the reporting of comprehensive income and requires certain transactions to be presented as separate components of stockholders’ equity. The Company currently reports the unrealized holding gains and losses on available-for-sale securities, net of deferred taxes, as accumulated other comprehensive income (loss).

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years
(Long-Term Debt Obligations) 1	$444,352	$71,190	$373,162	—	—
(Capital Lease Obligations)	—	—	—	—	—
(Operating Lease Obligations) 2	$1,884,240	$314,040	$628,080	$628,080	$314,040
(Purchase Obligations)	—	—	—	—	—
(Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP)	—	—	—	—	—
Total	$2,328,592	$385,230	$1,001,242	$628,080	$314,040

1 This amount represents the total monthly mortgage payment of $5,932 which includes principal and interest for the property purchased at 107 and 109 Meco Lane in Oak Ridge, Tennessee. There is a monthly payment of $5,932 through December of 2011. The Company has the option of making a balloon payment of $301,972 in January of 2012 or refinancing the remaining amount of the mortgage.

2 This amount represents a total monthly rental payment of $26,170 which consists of base rent of $25,415 and $755 for two separate spaces at 350 5th Avenue.

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

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to it’s diversity of holdings. At December 31, 2009 and 2008, the company held 83 and 104 separate stocks, respectively.

As part of the Company’s investment strategy, put and call options are sold on various stocks the Company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. In accordance with FASB ASC 815 “Derivatives and Hedging.” these options are marked to market for each reporting period using readily available market quotes, and this fair value adjustment is recorded as a gain or loss in the Statement of Operations.

Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire.

December 31, 2009

The following is summary information on the Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2009:

Description	Percent of Portfolio Cost	Market Value	Cost	Unrealized Gains	Unrealized Losses	Dividends and Interest
Utilities-Common Stock	84.96%	$49,368,191	$24,324,721	$26,389,467	$(1,345,997)	$2,209,834
Non-Utilities Common	8.20%	1,839,463	2,348,334	382,277	(891,148)	10,712
Total Common Stock	93.16%	51,207,654	26,673,055	26,771,744	(2,237,145)	2,220,546
Utilities-Preferred Stock	0.95%	455,388	270,497	186,541	(1,650)	26,523
Non-Utilities-Preferred	5.89%	1,607,684	1,686,597	183,646	(262,559)	112,393
Total Preferred Stock	6.84%	2,063,072	1,957,094	370,187	(264,209)	138,916
Total Portfolio	100.00%	$53,270,726	$28,630,149	$27,141,931	$(2,501,354)	$2,359,462

During the year ended December 31, 2009, the Company received $ 575,634 of dividends on stocks that were not in the Securities Portfolio at December 31, 2009 and was charged $700 for dividends on short positions. The Company also received $2,580 in money market dividends.

Summary of Put and Call Options at December 31, 2009

Description	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Puts	$3,201,918	$8,113,249	$4,963,279	$(51,948)
Calls	$1,047,205	$1,492,227	$1,006,742	$(561,720)
Total Puts and Calls	$4,249,123	$9,605,476	$5,970,021	$(613,668)

December 31, 2008

The following is summary information on the Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2008:

Description	Percent of Portfolio Cost	Market Value	Cost	Unrealized Gains	Unrealized Losses	Dividends and Interest
Utilities-Common Stock	63.25%	$53,875,289	$32,074,124	$27,660,548	$(5,859,383)	$2,096,733
Non-Utilities Common	30.95%	12,035,699	15,692,238	610,069	(4,266,608)	124,453
Total Common Stock	94.20%	65,910,988	47,766,362	28,270,617	(10,125,991)	2,221,186
Mutual Funds- Non-Utilities	0.34%	165,500	172,710	—	(7,210)
Utilities-Preferred Stock	0.53%	438,884	270,498	173,317	(4,931)	26,523
Non-Utilities-Preferred	4.87%	1,823,771	2,467,026	25,606	(668,861)	123,134
Total Preferred Stock	5.40%	2,262,655	2,737,524	198,923	(673,792)	149,657
Total Equities	99.94%	68,339,143	50,676,596	28,469,540	(10,806,993)	2,370,843
Utilities-Bonds	.06%	—	33,005	—	(33,005)	—
Total Portfolio	100.00%	$68,339,143	$50,709,601	$28,469,540	$(10,839,998)	$2,370,843

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

At December 31, 2009, unrealized gains were $27,141,931 and unrealized losses were ($2,501,354) on available for sale securities for a ratio of 10.85 to 1.

At December 31, 2009, 96.13% of the market value of the Company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the Company does not anticipate any changes which could reduce the value of the Company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 83 separate common and preferred stocks.

The top three holdings as of December 31, 2009 in the investment portfolio were Entergy Corporation, First Energy Corporation and Exelon. These three holdings comprised 39.9% of the value of the investment portfolio and also accounted for 30.0% of the dividend income for the year ended December 31, 2009. A reduction in dividend payments by these companies could have a material effect on the Company’s dividend income.

The Company is not exposed to any foreign currency risk or commodity price risk through its holdings of equity securities and put and call options.

The Company is not exposed to any interest rate risk since it does not have any long term debt other than a fixed rate mortgage securing real property in Oak Ridge, Tennessee.

In 2005 and 2007, the Company and Dr. Joseph Feldschuh, its President and Chief Executive Officer, respectively, received Wells Notices from the Securities and Exchange Commission (“SEC”) requesting their comments on the SEC Staff’s view that the Company was in violation of Section 7(a) of the Investment Company Act in that it was operating as an unregistered investment company. The Company and Dr. Feldschuh responded to those requests when made. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submissions to the SEC in response to the Wells Notices.

In November 2009, the staff of the Northeast Regional Office of the SEC contacted the Company and invited both the Company and Dr. Feldschuh to make a new Wells submission based upon more recent operations and results. The Company and Dr. Feldschuh responded to the staff’s invitation on December 20, 2009. The Company has not received a closing notice or other substantive response from the SEC to its December 20, 2009 submission. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submission to the SEC in response to the Wells Notice.

There is a risk that the SEC may attempt to designate Daxor as an Investment Company under the Investment Company Act.

Daxor Corporation
Summary of Available for Sale Securities
As at December 31, 2009

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain
Common Stock	$51,207,654	$26,673,055	$24,534,599
Preferred Stock	2,063,072	1,957,094	105,978
Total Portfolio	$53,270,726	$28,630,149	$24,640,577

Summary of Proceeds Received and Market Valuation at 12/31/09
Put and Call Options

Total Proceeds Received on open positions at 01/01/09	Sale of Options from 01/01/09-12/31/09	Expirations and Assignments of Options from 01/01/09-12/31/09	Proceeds Received on open positions at 12/31/09	Market Value at 12/31/09	Unrealized Appreciation at 12/31/09
$ 13,811,975	$26,044,493	$30,250,992	$9,605,476	$4,249,123	$5,356,353

Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$2,874,316	$1,451,436	$1,917,505	$1,049,918	$4,791,821	$2,501,354

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$4,025,079	$696,783	$44,453,826	$26,445,148	$48,478,905	$27,141,931

Daxor Corporation
Summary of Available for Sale Securities
As at December 31, 2008

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain (Loss)
Common Stock	$65,910,988	$47,766,362	$18,144,626
Mutual Funds	165,500	172,710	(7,210)
Preferred Stock	2,262,655	2,737,524	(474,869)
Total Equities	$68,339,143	$50,676,596	$17,662,547
Bonds	—	33,005	(33,005)
Total Portfolio	$68,339,143	$50,709,601	$17,629,542

Summary of Proceeds Received and Market Valuation at 12/31/08
Put and Call Options

Total Proceeds Received on open positions at 01/01/08	Sale of Options from 01/01/08-12/31/08	Expirations and Assignments of Options from 01/01/08-12/31/08	Proceeds Received on open positions at 12/31/08	Market Value at 12/31/08	Unrealized Appreciation at 12/31/08
$ 7,645,833	$34,377,992	$28,211,850	$13,811,975	$8,424,359	$5,387,616

Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2008

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$14,232,869	$7,675,656	$2,106,718	$3,131,337	$16,339,587	$10,806,993
Corporate Bonds	—	—	—	$33,005	—	33,005
Total	$14,232,869	$7,675,656	$2,106,718	$3,164,342	$16,339,587	$10,839,998

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31, 2008

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$4,842,933	$691,610	$47,156,623	$27,777,930	$51,999,556	$28,469,540
Corporate Bonds	—	—	—	$—	—	—
Total	$4,842,933	$691,610	$47,156,623	$27,777,930	$51,999,556	$28,469,540

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Daxor Corporation

We have audited the accompanying consolidated balance sheets of Daxor Corporation and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daxor Corporation and subsidiary as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, NJ

March 26, 2010

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS

Cash and cash equivalents, including $0 of Treasury Bills in 2009 and $1,994,558 at 2008	$277,088	$2,545,040
Receivable from broker (held in money market accounts)	6,062,298	2,829,979
Available-for-sale securities, at fair value	53,270,726	68,339,143
Securities sold, not received, at fair value	10,567,129	—
Accounts receivable, net of reserve of $92,421 in 2009 and $88,645 in 2008	240,615	205,568
Inventory	454,407	426,826
Prepaid expenses and other current assets	104,431	131,912
Total Current Assets	70,976,694	74,478,468

Property and equipment, net	4,173,138	2,308,555
Other assets	37,158	37,158

Total Assets	$75,186,990	$76,824,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$533,631	$604,420
Loans payable	—	13,052,162
Income taxes payable	943,075	2,643,958
Mortgage payable, current portion	43,431	40,306
Puts and calls, at fair value	4,249,123	8,424,359
Securities borrowed, at fair value	10,771,279	107,871
Deferred revenue	46,902	33,349
Deferred income taxes	10,627,351	8,066,823
Total Current Liabilities	27,214,792	32,973,248

LONG TERM LIABILITIES

Mortgage payable, less current portion	346,861	390,292
Total Liabilities	27,561,653	33,363,540

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value
Authorized - 10,000,000 shares
Issued - 5,316,550 shares
Outstanding – 4,250,318 and 4,289,118 shares, respectively	53,165	53,165
Additional paid in capital	10,675,228	10,660,547
Accumulated other comprehensive income	16,016,375	11,459,203
Retained earnings	32,241,597	32,158,138
Less: cost of common stock held in treasury, at cost, 1,066,232 shares in 2009 and 1,027,432 in 2008	(11,361,028)	(10,870,412)
Total Stockholders’ Equity	47,625,337	43,460,641
Total Liabilities and Stockholders’ Equity	$75,186,990	$76,824,181

See accompanying notes to consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31

	2009	2008	2007
REVENUES:

Operating revenues - equipment sales and related services	$1,343,610	$1,381,105	$1,453,201

Operating revenues - cryobanking and related services	345,216	379,950	416,578

Total Revenues	1,688,826	1,761,055	1,869,779

Costs of Sales:
Cost of sales - equipment sales and related services	663,116	674,576	634,938
Cost of sales - cryobanking and related services	41,750	42,702	47,848

Total Costs of Sales	704,866	717,278	682,786

Gross Profit	983,960	1,043,777	1,186,993

OPERATING EXPENSES:

Research and development expenses:
Research and development - equipment sales and related services	2,630,997	2,257,601	2,390,352
Research and development - cryobanking and related services	194,154	180,822	186,356

Total Research and Development Expenses	2,825,151	2,438,423	2,576,708

Selling, General & Administrative Expenses:
Selling, general, and administrative - equipment sales and related services	2,524,224	3,085,575	3,326,211
Selling, general & administrative - cryobanking and related services	743,773	726,931	714,944

Total Selling, General & Administrative Expenses	3,267,997	3,812,506	4,041,155

Total Operating Expenses	6,093,148	6,250,929	6,617,863

Loss from Operations	(5,109,188)	(5,207,152)	(5,430,870)

Other income (expenses):

Dividend income-investment portfolio	2,936,976	2,509,966	2,419,476
Realized gains on sale of securities, net	9,689,425	17,249,716	14,853,934
Mark to market of short positions	(79,755)	5,364,215	357,337
Other revenues	11,854	11,924	11,112
Interest expense, net of interest income of $15,116, $37,408 and $12,838	(162,983)	(147,501)	(197,211)
Administrative expenses relating to portfolio investments	(134,457)	(99,935)	(55,538)

Total Other income, net	12,261,060	24,888,385	17,389,110

Income before income taxes	7,151,872	19,681,233	11,958,240

Provision for income taxes	1,329,114	4,557,964	1,311,024

Net Income	$5,822,758	$15,123,269	$10,647,216

Weighted average number of shares outstanding - basic	4,262,643	4,350,951	4,572,119

Net income per common equivalent share - basic	$1.37	$3.48	$2.33

Weighted average number of shares outstanding - diluted	4,284,643	4,375,623	4,572,119

Net income per common equivalent share - diluted	$1.36	$3.46	$2.33

See accompanying notes to consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total	Comprehensive Income (Loss)
Balances, December 31, 2006	4,615,326	$53,165	$10,381,882	$28,379,687	$12,840,155	$(6,017,097)	$45,637,792
Change in unrealized gain on securities, net of $444,843 deferred taxes				826,136			826,136	$826,136
Option based compensation expense			43,937				43,937
Net income					10,647,216		10,647,216	10,647,216
Treasury stock issued upon exercise of stock options	17,100		168,342			91,578	259,920
Purchase of treasury stock	(163,808)					(2,499,116)	(2,499,116)
Comprehensive Income								$11,473,352
Balances, December 31, 2007	4,468,618	$53,165	$10,594,161	$29,205,823	$23,487,371	$(8,424,635)	$54,915,885
Change in unrealized gain on securities, net of $9,555,873 deferred taxes				(17,746,620)			(17,746,620)	$(17,746,620)
Option based compensation expense			66,386				66,386
Net income					15,123,269		15,123,269	15,123,269

Common Stock Dividends					(6,452,502)		(6,452,502)

Purchase of treasury stock	(179,500)					(2,445,777)	(2,445,777)
Comprehensive Loss								$(2,623,351)
Balances, December 31, 2008	4,289,118	$53,165	$10,660,547	$11,459,203	$32,158,138	$(10,870,412)	$43,460,641
Change in unrealized gain on securities, net of $2,453,861 deferred taxes				4,557,172			4,557,172	$4,557,172
Option based compensation expense			14,681				14,681
Net income					5,822,758		5,822,758	5,822,758

Common Stock Dividends					(5,739,299)		(5,739,299)

Purchase of treasury stock	(38,800)					(490,616)	(490,616)
Comprehensive Income								$10,379,930
Balances, December 31, 2009	4,250,318	$53,165	$10,675,228	$16,016,375	$32,241,597	$(11,361,028)	$49,592,175

See accompanying notes to consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,822,758	$15,123,269	$10,647,216
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation & amortization	278,907	288,748	229,929
Deferred Income Taxes	106,666	1,896,483	—
Provision for bad debts	3,776	30,990	23,492
Gain on sale of fixed assets	(49,900)	(213,814)	(151,016)
Loss on disposal of fixed assets	18,134	81,315	73,384
Non-cash consideration received on instrument sale (1)	—	—	(65,000)
Stock dividend income received on investments	(41,433)	—	—
Stock based compensation associated with employee stock option plans	14,681	66,386	43,937
Non-cash research and development expense (1)	—	—	65,000
Gains on sale of investments, net	(9,689,425)	(17,249,716)	(14,853,934)
Marked to market adjustments on options and shorts	79,755	(5,364,215)	(357,337)
Change in operating assets and operating liabilities:
Increase in accounts receivable	(38,823)	(22,224)	(63,717)
Decrease (increase) in prepaid expenses & other current assets	27,481	13,915	(30,716)
Increase in inventory	(27,581)	(170,992)	(84,838)
Increase in other assets	—	—	(5,000)
(Decrease) increase in accounts payable and accrued liabilities	(70,789)	106,208	99,071
(Decrease) increase in Income Taxes Payable	(1,700,883)	1,348,290	1,281,842
Increase in deferred income	13,553	25,932	4,662
Net cash used in operating activities	(5,253,123)	(4,039,425)	(3,143,025)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,166,724)	(666,310)	(1,642,489)
Proceeds from sale of fixed assets	55,000	260,000	195,500
(Decrease) increase in securities sold, not received	(10,567,129)	12,404,409	(5,301,646)
Increase (decrease) in securities borrowed	10,663,408	(20,254,388)	9,696,537
Purchases of put and call options	(2,700,175)	(430,233)	(772,799)
Sale of put and call options	26,046,162	34,377,992	18,662,703
Purchase of investments	(35,119,377)	(72,322,528)	(31,263,920)
Sales of investments	39,328,708	42,717,984	25,195,606
Net cash provided by (used in) investing activities	25,539,873	(3,913,074)	14,769,492

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	250,000	1,225,000	1,400,000
Repayment of bank loan	(1,285,000)	(1,690,000)	(1,400,000)
Proceeds from margin loan payable	55,631,139	94,420,864	40,045,820
Repayment of margin loan payable	(70,880,620)	(76,552,567)	(50,710,095)
Proceeds from loans from officer	1,140,000	—	—
Repayment of loans from officer	(1,140,000)	—	—
Proceeds from mortgage	—	—	500,000
Dividends paid	(5,739,299)	(6,452,502)	—
Repayment of mortgage	(40,306)	(37,313)	(32,089)
Purchase of treasury stock	(490,616)	(2,445,777)	(2,499,116)
Proceeds from sale of treasury stock	—	—	259,920
Net cash (used in) provided by financing activities	(22,554,702)	8,467,705	(12,435,560)

Net (decrease) increase in cash and cash equivalents	(2,267,952)	515,206	(809,093)
Cash and cash equivalents at beginning of year	2,545,040	2,029,834	2,838,927
Cash and cash equivalents at end of year	$277,088	$2,545,040	$2,029,834

1.	The Company owed a hospital $65,000 of credits for Volumex Kits that were paid for and used in a research study.

See accompanying notes to consolidated financial statements

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Daxor Corporation is a medical device manufacturing company that offers additional biotech services, such as cryobanking, through its wholly-owned subsidiary, Scientific Medical Systems Corp. The main focus of Daxor Corporation has been the development and marketing of an instrument that rapidly and accurately measures human blood volume. This instrument is used in conjunction with a single use diagnostic injection and collection kit that the Company also sells to its customers.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Daxor Corporation and Scientific Medical Systems Corp, a wholly-owned subsidiary (together, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be all highly liquid investments purchased with an original maturity of 90 days or less. Normally, these consist of U.S. Treasury Bills. At December 31, 2009 and 2008 there were $0 and $1,994,558 of U.S. Treasury Bills included in Cash and Cash Equivalents.

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

Fair Value Measurements

Effective January 1, 2008, we adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are discussed below. The adoption of ASC 820 had no impact on our financial statements other than the disclosures presented herein.

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

Puts and Calls at Fair Value

As part of the company’s investment strategy, put and call options are sold on various stocks the company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. In accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”), these options are marked to market for each reporting period using readily available market quotes, and this fair value adjustment is recorded as a gain or loss in the Statement of Operations.

Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire.

Receivable from Broker

The Receivable from Broker represents cash proceeds from sales of securities and dividends. These proceeds are kept in interest bearing money market accounts.

Available for Sale Securities

Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies)that management has determined meet the definition of available-for-sale under FASB ASC 320, “Investments - Debt and Equity Securities” (“ASC 820”). Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

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

Securities borrowed at fair value

When a call option that has been sold short is exercised, a short position is created in the related common stock. The recorded cost of these short positions is the amount received on the sale of the stock plus the proceeds received from the underlying call option. These positions are shown on the Balance Sheet as “Securities borrowed at fair value” and the carrying value is reduced or increased at the end of each quarter by the mark to market adjustment which is recorded in accordance with ASC 320.

Securities sold, not received at fair value

As of December 31, 2009, some of the financial institutions who held our securities did not increase our account with the cash proceeds on a short sale of stock. In lieu of cash, some of our accounts received a credit for the proceeds of the short sale. Cash is added or subtracted to these accounts weekly based on the market value of these short positions. These securities were recorded by the Company as received but not delivered and were valued at their quoted market price as of December 31, 2009.

As of December 31, 2008, the Company had received cash for all open short sales of stock. These open positions were closed out during 2009.

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

The Company currently offers three different methods of purchasing the Blood Volume Analyzer equipment. A customer may purchase the equipment directly, lease the equipment, or rent the equipment on a month-to-month basis. The revenue generated by a direct sale is recognized in the period in which the equipment is shipped. The revenues generated by a monthly rental are recognized  commencing in the period in which the equipment is shipped. If a customer is to select the “lease” option, the Company refers its customer to a third party finance company with which it has established a relationship, and if the lease is approved, the Company receives 100% of the sales proceeds from the finance company and recognizes 100% of the revenue in the period in which the equipment is shipped. The finance company then deals directly with the customer with regard to lease payments and related collections. Daxor Corporation does not guarantee payments to the leasing company.

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

As at December 31, 2009 and December 31, 2008, deferred revenue pertaining to the kit sales and historical service contracts was $45,518 and $31,706 respectively. Deferred revenue related to the storage fees was $1,384 and $1,643, respectively. The total deferred revenues were $46,902 and $33,349 respectively.

The storage fees associated with the cryobanked blood and semen samples are recognized as income in the period for which the fee applies. The Company invoices customers for storage fees on a quarterly basis. The Company will only recognize revenue for those storage fees that are earned in the current reporting period, and will defer the remaining revenues to the period in which they are earned.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC 740, “Income Taxes.” This pronouncement requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Comprehensive Income (Loss)

The Company reports components of comprehensive income under the requirements of FASB ASC 220, “Comprehensive Income.” This statement establishes rules for the reporting of comprehensive income and requires certain transactions to be presented as separate components of stockholders’ equity. The Company currently reports the unrealized holding gains and losses on available-for-sale securities, net of deferred taxes, as accumulated other comprehensive income (loss).

Warranties and Indemnification Obligations

The Company recognizes warranty and indemnification obligations under FASB ASC 450, “Contingencies.” The pronouncement requires a guarantor to recognize and disclose a liability for obligations it has undertaken in relation to the issuance of the guarantee.

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

Research and Development

Costs associated with the development of new products are charged to operations as incurred. Research and development costs for the years ended December 31, 2009, 2008 and 2007 were $2,825,151, $2,438,423 and $2,576,708. These amounts have been calculated according to the criteria specified in FASB ASC 730, “Research and Development.”

Advertising Costs

Advertising expenditures relating to the advertising and marketing of the Company’s products and services are expensed in the period incurred. Advertising Expenses for the years ended December 31, 2009, 2008 and 2007 amounted to $18,670, $14,020 and $18,050.

Earnings Per Share

The following table summarizes the earnings per share calculations for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Basic shares	4,262,643	4,350,951	4,572,119
Dilutions: stock options	22,000	24,672	—
Diluted shares	4,284,643	4,375,623	4,572,119
Net income	$5,822,758	$15,123,269	$10,647,216
Basic earnings per share	$1.37	$3.48	$2.33
Diluted earnings per share	$1.36	$3.46	$2.33

The Company computes earnings per share in accordance with FASB ASC 260, “Earnings per Share.” Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are based on the average number of common shares outstanding during each period, adjusted for the effects of outstanding stock options.

Certain stock options were not included in the computation of earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totalled 45,300, 88,628 and 90,000 for the years ended December 31, 2009, 2008 and 2007 respectively.

Leased Employees

We have a contract with ADP Total Source to provide certain professional employment services such as health insurance to our employees at rates that we would not qualify for otherwise, a retirement plan and payroll services to our personnel. Pursuant to this contract, our personnel are employees of, and paid by, ADP Total Source as part of an employee leasing arrangement. We lease the services of these employees from ADP, and reimburse ADP for the costs of compensation and benefits. All of the employees referred to in the Annual Report are full time employees. For purposes of our Annual Report, we consider employees of ADP covered by this contract to be employees of the Company.

The Company records these payments using the same classifications for which the reimbursement is made (i.e. wage reimbursements are recorded as wage expense).

Stock Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of FASB ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

(2) AVAILABLE FOR SALE SECURITIES

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments and short positions:

Summary of Available for Sale Securities at December 31,2009

Type of Security	Market Value	Cost Basis	Unrealized Gains	Unrealized Losses
Equity	$53,270,726	$28,630,149	$27,141,931	$(2,501,354)

Summary of Put and Call Options at December 31, 2009

Description	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Puts	$3,201,918	$8,113,249	$4,963,279	$(51,948)
Calls	$1,047,205	$1,492,227	$1,006,742	$(561,720)
Total Puts and Calls	$4,249,123	$9,605,476	$5,970,021	$(613,668)

Summary of Securities Borrowed at Fair Value at December 31, 2009

Type of Security	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Equity	$10,771,279	$9,598,612	$112,446	$(1,285,113)

Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$2,874,316	$1,451,436	$1,917,505	$1,049,918	$4,791,821	$2,501,354

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31,2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$4,025,079	$696,783	$44,453,826	$26,445,148	$48,478,905	$27,141,931

Summary of Available for Sale Securities at December 31, 2008

Type of Security	Market Value	Cost Basis	Unrealized Gains	Unrealized Losses
Equity	$68,339,143	$50,676,596	$28,469,540	$(10,806,993)
Debt	$—	$33,005	$—	$(33,005)
Total Securities	$68,339,143	$50,709,601	$28,469,540	$(10,839,998)

Summary of Put and Call Options at December 31, 2008

Description	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Puts	$7,118,277	$7,125,645	$2,364,802	$(2,357,434)
Calls	$1,306,082	$6,686,330	$5,575,222	$(194,974)
Total Puts and Calls	$8,424,359	$13,811,975	$7,940,024	$(2,552,408)

Summary of Securities Borrowed at Fair Value at December 31, 2008

Type of Security	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Equity	$107,871	$108,287	$544	$(128)

Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2008

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Marketable Equity Securities	$14,232,869	$7,675,656	$2,106,718	$3,131,337		$16,339,587	$10,806,993
Corporate Bonds	—	—	—	$33,005		—	33,005
Total	$14,232,869	$7,675,656	$2,106,718	$3,164,342	$	l6,339,587	$10,839,998

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31, 2008

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$4,842,933	$691,610	$47,156,623	$27,777,930	$51,999,556	$28,469,540
Corporate Bonds	—	—	—	$—	—	—
Total	$4,842,933	$691,610	$47,156,623	$27,777,930	$51,999,556	$28,469,540

At December 31, 2009, the securities held by the Company had a market value of $53,270,726 and a cost basis of $28,630,149 resulting in a net unrealized gain of $24,640,577 or 86.07% of cost.

At December 31, 2008, the securities held by the Company had a market value of $68,339,143 and a cost basis of $50,709,601 resulting in a net unrealized gain of $17,629,542 or 34.77% of cost.

At December 31, 2009, available for sale securities consist mostly of preferred and common stocks of utility companies. At December 31, 2008, available for sale securities consist almost entirely of preferred and common stocks of utility companies. Debt securities consist of one Corporate Bond at December 31, 2008.

Our investment policy calls for a minimum of 80% of the value of our portfolio of Available for Sale Securities to be maintained in utility stocks. Operating under this policy, Management’s investment strategy is to purchase utility stocks which it considers to be undervalued relative to the market in anticipation of an increase in the market price.

It is possible that the market value of a stock may go below our cost after we purchase it even though we considered the stock to be undervalued relative to the market at the time we purchased it. When that occurs, we follow the provisions of SEC Staff Accounting Bulletin: Codification of Staff Accounting Bulletins, Topic 5-M (“SAB 5-M”): Miscellaneous Accounting, Other Than Temporary Investments in Debt and Equity Securities in determining whether an investment is other than temporarily impaired. The factors we review and/or consider include the following:

•	The extent to which the market value has been less than cost.

•	An evaluation of the financial condition of an issuer including a review of their profit and loss statements for the most recent completed fiscal year and the preceding two years.

•
The examination of the general market outlook of the issuer. This could include but is not limited to the issuer having a unique product or technology which would appear likely to have a positive impact on future earnings.

•	A review of the general market conditions.

•	Our intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value.

•	Specific adverse conditions related to the financial health of, and business outlook for, the issuer.

•	Changes in technology in the industry and its affect on the issuer

•	Changes in the issuer’s credit rating.

Unrealized Losses on Available for Sale Securities

At December 31, 2009, 81.2% or $2,031,976 of the total unrealized losses of $2,501,354 was comprised of the following three securities: $842,469 for Citigroup Inc. (“Citigroup”), $629,394 for USEC (“USEC, Inc.”) and $560,113 for Dynegy, Inc. (“Dynegy”).

Citigroup Inc.
At December 31, 2009, Daxor owned 279,807 shares of Citigroup with a cost basis of $6.32 per share and a market value of $3.31 per share. On March 25, 2010, the market value of Citigroup was $4.27 per share which is $2.05 or 32% less than our cost basis of $6.32 per share.

During the first quarter of 2009, the stock was at $1.00 per share and as of March 25, 2010, was trading at over $4.00 per share.  The stock price has increased by 29% from January 1, 2010 through March 25, 2010.

Citigroup, which is the core part of the business, earned $14.8 billion in 2009 versus $6.2 billion in 2008 despite difficult market conditions caused by a recessionary business environment. This division represents 60% of Citigroup’s total assets and 90% of their deposits. Also, their revenue from Securities and Banking increased by 23% in 2009 versus 2008 and total deposits on hand were 8% higher at December 31, 2009 versus December 31, 2008.

Citigroup has reduced headcount to 265,000 at December 31, 2009 versus 375,000 at the peak level in 2007. Operating expenses during the fourth quarter of 2009 were $12.3 billion versus $15.1 billion in the fourth quarter of 2008 and $15.7 billion in the fourth quarter of 2007. The charges for 2008 do not include goodwill impairment.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP. As of December 31, 2009, the United States Treasury Department owned 27% of Citigroup’s stock.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At December 31, 2009, the Tier 1 Capital was 11.67%, Total Capital was 15.25% and Leverage was 6.89%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at year end.

The operating environment for Citigroup continues to be difficult but the stock price has been trending upward since the first quarter of 2009 and the profit of the core business more than doubled in 2009 versus 2008. Management at Citigroup has substantially reduced operating expenses and headcount which should help operating results in future periods. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at December 31, 2009.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at December 31, 2009 on Citigroup.

USEC, Inc.

At December 31, 2009, Daxor owned 226,000 shares of USEC with a cost basis of $6.63 per share and a market value of $3.85 per share. On March 25, 2010, the market value of USEC was $5.55 per share which is $1.08 or 16% less than our cost basis of $6.63 per share.

During the past year, USEC has been as low as $3.22 per share and as high as $7.24 which is above our cost basis of $6.63 per share. The market value of the stock has increased by 44% from January 1, 2010 through March 25, 2010. As of December 31, 2009 the book value of USEC was $11.25 per share which is substantially higher than our cost basis.

USEC is a leading supplier of low enriched uranium for commercial nuclear power plants. Low enriched uranium is a critical component in the production of nuclear fuel for reactors to produce electricity. USEC is now in the process of deploying what their management anticipates will be the world’s most advanced uranium enrichment technology, known as American Centrifuge.

There are currently 440 nuclear reactors in operation globally and 53 new reactors are under construction worldwide and applications to build as many as 27 new reactors in the United States are now being reviewed by the Nuclear Regulatory Commission. According to the World Nuclear Association (WNA), 142 additional reactors are on order or planned and another 327 have been proposed.

It is expected that the global emphasis on reducing greenhouse gas emissions will provide strong incentive for utilities to build nuclear power stations. The WNA expects demand for uranium enrichment to roughly double over the next two decades as new reactors become operational.

There is still a lower growth forecast for electric power demand due to the recession that began in 2008 and lower prices for alternative fuels. It is possible that this will slow the need for new nuclear power capacity and the cost estimates for new reactors have also risen substantially in recent years.

However, it is also likely that population growth and increasing per capita demand for electric power, especially in emerging markets and environmental concerns favoring the use of nuclear power will provide a strong foundation to increase future demand for nuclear power.

Daxor management feels that USEC’s positions as a supplier of low enriched uranium combined with their deployment of advanced uranium enrichment technology has them well positioned to take advantage of what should be growing demand in the future for nuclear power despite the current difficult economic climate. The stock price has increased by 44% since January 1, 2010 and is still trading at a substantial discount to book value.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, Daxor management has determined that an impairment charge is not necessary at December 31, 2009 on USEC.

Dynegy, Inc.

At December 31, 2009, Daxor owned 764,500 shares of Dynegy with a cost basis of $2.54 per share and a market value of $1.81 per share. On March 25, 2010, the market price of Dynegy was $1.30 per share which is $1.24 or 49% lower than our cost basis of $2.54 per share.

The book value of Dynegy at December 31, 2009 is $4.83 per share which is almost double our cost basis of $2.54 per share. The stock price of Dynegy has a record of volatility, being at $8.11 per share in February 2008, as low as $1.05 in March 2009 before going back to $2.63 per share in October 2009.

Dynegy’s liquidity improved from $1.9 billion at December 31, 2009 to $2.3 billion at February 19, 2010. The liquidity at February 19, 2010 consisted of $746 million in cash on hand and $1.5 billion in unused availability under the company’s credit facility. The cash balance increased from $471 million at December 31, 2009 to $746 million at February 19, 2010 due to increased cash inflows from the company’s collateral clearing agent due to lower commodity prices.

In 2009, Dynegy was able to repurchase approximately $830 million of bonds due in 2011 and 2012 which largely eliminated near term bond maturities until 2015.

Dynegy reported a loss of $1.24 billion in 2009 after a profit of $208 million in 2008 and $324 million in 2007. The loss in 2009 is largely due to assets which were sold at a loss.

The price of energy has declined since the summer of 2008 which reflects a similar decline in natural gas prices and the impact of general economic conditions. However, Dynegy management believes that over the long term, power demand and pricing will increase.

Dynegy recently reported that they spent $600 million to cut emissions of pollutants at its power plants in Illinois and that the total investment for this project should be approximately $1 billion. This work has been completed at five out of its eight coal-fired units in Illinois. Dynegy is also switching to low sulfur coal and expects their coal fired plants in Illinois to cut emissions of nitrogen oxides, sulfur dioxide and mercury by approximately 90%.

Dynegy has  low cost power generation plants spread across seven states which use coal, oil and natural gas. The generating capacity is geographically diverse with 43% in the Midwest, 32% in the West and 25% in the Northeast. This geographic diversity prevents the Company from becoming too dependent on one part of the Country.

The generating capacity is also diverse with 34% from natural gas-fired combined-cycle capacity, 25% from natural gas-fired peaking capacity, 31% from baseload coal/oil capacity and 10% from dual fuel capacity. This diversity of generating capacity helps to minimize the impact of any potential volatility in commodity prices.

It is expected that as future demand increases, prices for power will increase accordingly and this should lead to a return to profitability for Dynegy.

Daxor management has determined that an impairment charge is not necessary at December 31, 2009 on Dynegy after taking the recent decline in the stock price into account because Dynegy is a geographically diverse low cost producer of electricity with a diverse generating capacity. These two factors protect the Company from being overly dependent on one region of the country or one type of commodity.

The stock price of Dynegy has decreased by 49% since January 1, 2010. However, the stock does have a history of volatile price fluctuations and it was trading as high as $2.63 in October of 2009. The recent market price is well below the book value of $4.83 per share at December 31, 2009 which would seem to indicate that the stock is strongly undervalued. The recent repurchase of bonds and improved liquidity position have also helped to strengthen Dynegy’s balance sheet.

Daxor Corporation
Summary of Unrealized Losses on Citigroup Inc., USEC, Inc. and Dynegy, Inc.
As at December 31, 2009

		Less Than Twelve Months		Tweleve Months or Greater		Total
	Total		Unrealized		Unrealized		Unrealized
Security	Cost	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Citigroup Inc.	$1,768,630	$852,325	$757,099	$73,836	$85,370	$926,161	$842,469
USEC, Inc.	1,499,494	387,695	220,385	482,405	409,009	870,100	629,394
Dynegy, Inc.	1,943,858	1,338,314	429,109	45,431	131,004	1,383,745	560,113
Total	$5,211,982	$2,578,334	$1,406,593	$601,672	$625,383	$3,180,006	$2,031,976

(3) Valuation and Qualifying Accounts

The allowance for doubtful accounts for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Classifications
Year ended December 31, 2007
Allowance for Doubtful Accounts	$34,163	$23,492	$—	$57,655
Year ended December 31, 2008
Allowance for Doubtful Accounts	$57,655	$36,000	$5,010	$88,645
Year ended December 31, 2009
Allowance for Doubtful Accounts	$88,645	$10,000	$6,224	$92,421

The Company has reviewed its inventory valuation and does not believe a reserve for slow moving or obsolete inventory is required as of December 31, 2009. There was no reserve recorded for slow moving or obsolete inventory as of December 31 2008 and December 31, 2007.

(4) PROPERTY AND EQUIPMENT

Property and equipment as at December 31, 2009 and 2008, respectively, consists of:

	2009	2008
Machinery and Equipment	$1,866,683	$1,431,842
BVA Equipment on trial	629,000	578,000
Land and Land Improvements	196,991	196,991
Buildings	598,422	598,422
Furniture and fixtures	369,204	364,732
Construction in progress	1,707,748	311,152
Building Improvements	300,662	300,662
Leasehold improvements	310,903	310,903
	5,979,613	4,092,704
Accumulated depreciation	(1,806,475)	(1,784,149)
Property and equipment, net	$4,173,138	$2,308,555

For the years ended December 31, 2009 and 2008, depreciation expense for the above listed assets was $278,907 and $288,748. For the year ended December 31, 2007, depreciation expense was $229,929.

(5) LOANS AND MORTGAGE PAYABLE

LOANS PAYABLE

As at December 31, 2009 and 2008 the Company had a note payable of $0 and $1,035,000 respectively, with a bank. The remaining balance on the note was paid in May 2009.

Interest expense on the note payable was $4,718 for the year ended December 31, 2009 and $33,698 for the year ended December 31, 2008. Interest expense on the note payable was $82,669 for the year ended December 31, 2007.

The interest rate on the note was 1.75% at December 31, 2008 and it was secured by certain marketable securities of the Company.

Any short term margin debt due to brokers is secured by the Company’s marketable securities and totaled $0 at December 31, 2009 and $12,017,162 at December 31, 2008.

Interest expense on short term margin debt was $142,498 for the year ended December 31, 2009 and $117,335 for the year ended December 31, 2008. Interest expense on short term margin debt was $94,211 for the year ended December 31, 2007.

SHORT-TERM BORROWINGS
Years Ended December 31, 2009 and 2008.

Column A	Column B	Column C	Column D	Column E	Column F
Category of aggregate short-term borrowings	Balance at the end of period	Weighted average interest rate at end of the period	Maximum amount outstanding during this period	Average amount outstanding during the period	Weighted average interest rates during the period
2009
Banks	$—	—%	$900,000	$218,750	1.75%
Brokers	$—	—%	$17,721,817	$9,507,655	1.50%
All Categories	$—	—%	$18,621,817	$9,726,405	1.51%

2008
Banks	$1,035,000	1.75%	$1,500,000	$872,500	3.86%
Brokers	$12,017,162	2.35%	$12,017,162	$3,389,129	3.46%
All Categories	$13,052,162	2.30%	$13,517,162	$4,261,629	3.54%

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

The future payments of principal on the mortgage for each of the next three years are as follows:

12/31/10	12/31/11	12/31/12

$43,431	46,798	300,063

At December 31, 2009 and 2008, the remaining principal due on the mortgage is $390,292 and $430,598, respectively.

(6) SECURITIES BORROWED AT FAIR VALUE

At December 31, 2009 and 2008 the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed, at fair value” in the accompanying balance sheets. The cost basis of these positions or proceeds received for these short sales were $9,598,612 and $108,288 at December 31, 2009 and 2008, respectively, and had respective market values of $10,771,279 and $107,871 resulting in mark to market adjustments of ($1,172,667) and $417 at December 31, 2009 and 2008.

(7) PUTS AND CALLS OPTIONS AT FAIR VALUE

At December 31, 2009 and 2008, the Company had open positions of put and call options on various stocks the company is willing to buy or sell.

The following summarizes the Company’s Put and Call Options as of December 31, 2009 and December 31, 2008.

Put and Call Options	Selling price	Fair value	Mark to Market Adjustment
December 31, 2009	9,605,476	4,249,123	5,356,353
December 31, 2008	13,811,975	8,424,359	5,387,616

As part of the company’s investment strategy, put and call options are sold on various stocks the company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. In accordance with ASC 815 these options are marked to market for each reporting period using readily available market quotes, and this fair value adjustment is recorded as a gain or loss in the Statement of Operations.

Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire.

For the year ended December 31, 2009, the Company recorded a loss of $31,263 from marking put and call options to market. For the year ended December 31, 2008, the Company recorded gains from marking put and call options to market of $3,714,415. For the year ended December 31, 2007, the Company recorded a gain of $1,507,079 from marking put and call options to market. These amounts are included in the Statements of Operations as part of mark to market of short positions.

All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

(8) STOCK OPTIONS

In June 2004, the Company created the 2004 Stock Option Plan in an effort to provide incentive to employees, officers, agents, consultants, and independent contractors through proprietary interest. The Board of Directors shall act as the Plan Administrator, and may issue these options at its discretion. The maximum number of shares that may be issued under this Plan is 200,000 or 5% of the Company’s outstanding shares, whichever is greater. Prior to June 2004, the Company issued options to various employees under the previous Stock Option Plan that was also administered by the Board of Directors. All issuances have varying vesting and expiration timelines. As at December 31, 2009, 2008and 2007, 67,300, 85,200 and 59,800 of the outstanding options were exercisable, respectively.

At December 31, 2009, the Company has one stock-based compensation plan, the 2004 Stock Option Plan. This Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

At December 31, 2009, there is a total unvested stock-based compensation expense of $165 with no remaining service term. Total share-based compensation expense recognized in the Statement of Operations aggregated $14,681 for the year ended December 31, 2009, $66,386 for the year ended December 31, 2008 and $43,937 for the year ended December 31, 2007. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options.

To calculate the option-based compensation, the Company used the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

In 2009, 2008 and 2007 a total of 0, 28,100 and 30,200, respectively, of stock options were issued to various employees under the 2004 Stock Option Plan. The weighted-average fair value per stock option granted in 2008 and 2007 was $1.81 and $2.65 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 and 2007: no dividend yield, expected volatility of 29.27% and 24.14%, respectively, risk-free interest rates of 2.89% and 4.14%, respectively and an expected life of 3.00 years for 2008 and 3.00 years for 2007.

Details of employee option activity are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2006	96,500	$19.36
Granted	30,200	16.84
Exercised	(17,100)	15.20
Cancelled/Expired	(19,600)	21.06
Outstanding, December 31, 2007	90,000	$18.93
Granted	28,100	13.13
Cancelled/Expired	(4,800)	19.55
Outstanding, December 31, 2008	113,300	$17.47
Granted	—	—
Cancelled/Expired	(46,000)	19.10

Outstanding and exercisable, December 31, 2009	67,300	$16.35

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable December 31, 2008	Weighted- Average Exercise Price
Below – $16.00	38,700	2.47 years	$13.23	38,700	$13.23
$16.01 – $18.00	6,000	0.42 years	$16.40	33,000	$16.99
$18.01 – $20.00	6,100	3.57 years	$19.40	6,100	$19.40
$20.01 – $22.00	7,500	1.08 years	$21.43	21,500	$21.44
$22.01 – $25.00	5,000	0.48 years	$22.05	10,000	$22.63
$25.01 – above	4,000	0.12 years	$25.20	4,000	$25.20
	67,300	1.95 years	$16.35	113,300	$17.47

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

(9) CURRENT INCOME TAXES

The tax provision for income taxes is comprised of the following:

	2009	2008	2007
Federal
Regular Tax	$926,936	$901,380	$—
Undistributed PHC tax	197,067	1,165,733	1,021,164
AMT Tax	—	576,845	219,977
State Franchise taxes	98,445	17,523	69,883
Total Current Income Tax Provision	1,222,448	2,661,481	1,311,024
Deferred taxes	106,666	1,896,483	—
Total Tax Provision	$1,329,114	$4,557,964	$1,311,024

The current federal income tax is comprised of a regular tax, the personal holding company (PHC) income tax assessment and the Alternative Minimum Tax (AMT).

Daxor utilized all of its available net operating loss carry forwards of $9,798,000 during the year ended December 31, 2008 resulting in regular taxable income of approximately $2,651,000 and approximately $901,000 of “regular tax.”

Under Internal revenue code section 542 a company is defined as a PHC if it meets both an ownership test and an income test. The ownership test is met if a company has five or fewer shareholders that own more than 50% of the company, which is applicable to Daxor. The income test is met if PHC income items such as dividends, interest and rents exceed 60% of adjusted ordinary gross income. Adjusted ordinary income is defined as all items of income except capital gains. For the years ended December 31, 2009, 2008 and 2007, more than 60% of Daxor’s adjusted gross income came from items defined as PHC income.

Determining the PHC tax liability requires computing Daxor’s “undistributed PHC income” and taxing such PHC income at the statutory rate of 15%. Undistributed PHC income is current year taxable income of the Company, exclusive of the net operating loss carry forward deduction that is allowed for regular tax purposes. Undistributed PHC income for the years ended December 31, 2009, 2008 and 2007 was $1,405,000,$14,224,000 and $11,097,000, respectively.

The calculation does allow for certain deductions and the most significant of these deductions are long-term capital gains, and dividends paid. In 2009 and 2008, Daxor had no long-term capital gains but did pay dividends of $5,739,000 and $6,453,000 respectively. In 2007 it paid no dividends but did have long-term capital gains of $3,960,000.

In 2009, 2008 and 2007, the Company had a large amount of short-term capital gains totaling $16,041,000, $19,103,000 and $10,258,000 respectively. Short term capital gains are not a deduction for PHC tax purposes, and therefore the Company had undistributed PHC income in 2009, 2008 and 2007 of and $1,405,000, $7,772,000 and $6,808,000, respectively, that gave rise to the PHC tax liability.

The AMT liability arose in 2008 and 2007 because the income tax statute limited AMT NOL carry forwards to 90% of AMT taxable income, leaving 10% to be taxed at AMT rates.

The federal tax liability for 2009, 2008 and 2007 was paid in full on or before the statutory due date which is 75 days after the end of the calendar year.

The long and short term capital gains are shown on the Income Statement as part of “Gains on sales of securities, net”.

State franchise taxes are based on the company’s net worth.

The following is reconciliation between the federal statutory rate of 35% and the effective rate:

	2009	2009	2008	2008	2007	2007
Computed expected provision at the Statutory rates	2,465,822	35.0%	6,874,902	35.0%	3,726,525	35.00%
Non-deductible items	(17,500)	-0.2%	—	0.00%	459,110	4.3%
Under accrual of prior year overpayments	(710,297)	-10.1%	—	—	—	—
Undistributed PHC tax	197,067	2.8%	1,165,733	5.9%	69,883	0.7%
Tax Credits	(62,386)	-0.9%	—	—	—	—
AMT Tax	—	—	576,845	2.9%	1,021,164	9.6%
Franchise tax, net of tax benefit	98,445	1.4%	11,390	0.1%	219,977	2.1%
Dividends Deduction	(718,297)	-10.2%	(614,942)	-3.1%	(592,771)	-5.6%
NOL Utilization	—	—	(3,429,272)	-17.5%	(3,592,864)	-33.8%
Tax Bracket benefit	(49,911)	-0.7%	(26,692)	-0.1%	—	—
Other	126,801	1.8%	—	—	—	—
	1,329,114	18.9%	4,557,964	23.2%	1,311,024	12.3%

By statute, the tax years ended December 31, 2005 through December 31, 2009 remain open to examination by the major taxing jurisdictions to which we are subject to tax.

At December 31, 2009 and 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2009 and 2008.

(10) DEFERRED INCOME TAXES

Deferred income taxes result from differences in the recognition of gains and losses on marketable securities, stock options and mark-to-market short positions as well as depreciation differences for tax and financial statement purposes.

The deferred tax expense or benefit that results from the net change in the unrealized gains on the marketable securities does not flow through the Statement of Operations due to the classification of the marketable securities as available-for-sale. Instead, the deferred tax expense or benefit is recorded in Accumulated Other Comprehensive Income in the Stockholders’ Equity section of the Balance Sheet.

The deferred tax liability, computed at federal statutory rates of 35% in 2009 and 2008, is composed of the following items:

	2009	2008

Deferred Tax Liabilities (Assets):
Fair market value adjustment for available -for -sale securities	$8,624,202	$6,170,340
Mark to market short positions	1,896,483	1,896,483
Property and Equipment	128,426	—
Stock Options	(10,942)	—
Other	(10,818)	—
	$10,627,351	$8,066,823

(11) STOCKHOLDERS EQUITY

Treasury Stock

The Company has a program in place which allows for the purchase of up to 250,000 shares of Daxor Common Stock each year. During the years ended December 31, 2009, 2008 and 2007, the Company purchased 38,800, 179,500 and 163,808 shares of Daxor Common Stock. The total amount spent on these purchases was $490,616, $2,445,777 and $2,499,116.

For the period January 1, 2010 to March 26, 2010, the Company purchased 3,900 shares of Daxor Common Stock at a total cost of $43,205.

The stock is purchased as funds are available and if the stock is trading at a price which management feels is undervalued. This is usually when the market capitalization of the Company is less than the net value of its assets.

Dividends

For the year ended December 31, 2009, the Company paid total dividends of $5,739,299 or $1.35 per share. The $1.35 per share was paid as follows: $0.10 per share on June 15th, $0.25 per share on September 8th and a special dividend of $1.00 per share on December 24, 2009.

For the year ended December 31, 2008, the Company paid total dividends of $6,452,502 or $1.50 per share on its Common Stock. The dividend of $1.50 per share was paid as follows: $0.25 per share on August 26th, $0.25 per share on November 26th and a special dividend of $1.00 per share on December 30, 2008.

It is the policy of Company Management to pay dividends when there are available earnings.

(12) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At December 31, 2009, stocks representing 99.98% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in five different brokerage accounts, three at UBS, one at TD Ameritrade and one at Brill Securities. The limits of this insurance which is offered by the Securities Investor Protection Corporation (SIPC) is up to $100,000 for the total amount of cash on deposit and up to $500,000 for the total amount of securities held at UBS. UBS and TD Ameritrade both provide supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

These brokerage houses are well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at December 31, 2009, the fair market value of securities in excess of the insured limits is $2,075,301 and the cash on deposit in excess of the insured limit is $2,119,399.

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

In the Company’s fiscal year ended December 31, 2009, the sale of Blood Volume Kits accounted for 67.44% of the Company’s total consolidated revenue from operations. There were four customers (hospitals) that accounted for 60.30% of the Company’s sale of Blood Volume Kits. Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All four of these hospitals have purchased their BVA-100 equipment. The Company has not had any situations in which a hospital, after having purchased a blood volume analyzer, discontinued purchasing Volumex kits. This suggests that, when more hospitals purchase equipment, they will continue with ongoing purchase of Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

As disclosed in our previous filings, the Centers for Medicare and Medicaid Services (CMS) implemented a significant policy change affecting the reimbursement for all diagnostic radiopharmaceutical products and contrast agents which was effective as of January 1, 2008. Diagnostic radiopharmaceuticals such as Daxor’s Volumex will not be separately reimbursable by Medicare for outpatient services. At this time, it is unclear if this policy change will also be implemented by private third party health insurance companies.

In response to Medicare’s change in its reimbursement policy for diagnostic radiopharmaceuticals, Daxor has lobbied CMS both individually and as a member of the Society of Nuclear Medicine’s APC Task Force, which is a select group of representatives from industry and healthcare that represents the more than 16,000 nuclear medicine professionals in the United States. One of the missions of the APC Task Force is to work directly with the CMS in an attempt to amend the current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. There is no guarantee that the APC Task Force will be successful in their efforts to persuade the CMS to amend their current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services.

Daxor has also begun to concentrate its marketing and sales effort on inpatient diagnostic services by demonstrating the cost savings associated with the use of the blood volume analysis in the care of critically ill patients.

The Company has no material legal proceedings pending. From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any proceedings currently pending or threatened will have a material adverse effect on its business or results of operations.

In 2005 and 2007, the Company and Dr. Joseph Feldschuh, its President and Chief Executive Officer, respectively, received Wells Notices from the Securities and Exchange Commission (“SEC”) requesting their comments on the SEC Staff’s view that the Company was in violation of Section 7(a) of the Investment Company Act in that it was operating as an unregistered investment company. The Company and Dr. Feldschuh responded to those requests when made. The Company has not received a closing notice or other substantive response from the SEC to either of these submissions. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submissions to the SEC in response to the Wells Notices.

In November 2009, the staff of the Northeast Regional Office of the SEC contacted the Company and invited both the Company and Dr. Feldschuh to make a new Wells submission based upon more recent operations and results. The Company and Dr. Feldschuh responded to the staff’s invitation on December 20, 2009. The Company has not received a closing notice or other substantive response from the SEC to this submission. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submission to the SEC in response to the Wells Notice.

(13) RELATED PARTY TRANSACTIONS

The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received from the President of the Company in the years ended December 31, 2009, 2008 and 2007was $11,854, $11,478 and $11,022.

Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh. In 2009 and 2008 he provided specialized consulting services with respect to the blood volume analyzer for which he received a salary each year of $18,720 plus benefits. He is expected to provide a limited amount of consultative help in the filing of the additional patents in 2010.

(14) COMMITMENTS

(A) Operating Leases

The Company leases office and laboratory space in New York City. The lease agreement for the New York City facility is a non-cancelable lease, subject to annual increases based on the Consumer Price Index, and will expire on December 31, 2015.

The Company subleased space in its New York facility to a related party only in 2009, 2008 and 2007. The amount of rental income received for the years ended December 31, 2009, 2008 and 2007 was $11,854, $11,478 and $11,022 and is classified as other income in the Statement of Operations.

Future minimum rental payments under the non-cancelable operating lease, exclusive of future cost of living and tax escalation increases, are as follows:

2010	$314,040
2011	314,040
2012	314,040
2013	314,040
2014	314,040
2015	314,040
Total	$1,884,240

Rent expense for all non-cancelable operating leases was $352,264, $323,287, and $371,561 for the years ended December 31, 2009, 2008 and 2007, respectively.

(15) SEGEMENT REPORTING

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

The following tables summarize the results of each segment described above for the years ended December 31, 2009, 2008 and 2007.

	December 31, 2009
	Equipment Sales and Related Services	Cryobanking and Related Services	Investment Activity	Total
Revenues	$1,343,610	$345,216	$—	$1,688,826

Expenses
Cost of Sales	663,116	41,750	—	704,866
Research and Development	2,630,997	194,154	—	2,825,151
Selling, general and administrative expenses	2,524,224	743,773	—	3,267,997
Total Costs and Expenses	5,818,337	979,677	—	6,798,014

Operating Loss	(4,474,727)	(634,461)	—	(5,109,188)

Investment income, net
Dividends	—	—	2,936,976	2,936,976
Gain on sale of securities, net	—	—	9,689,425	9,689,425
Mark to market of short positions	—	—	(79,755)	(79,755)
Administrative expenses relating to portfolio investments	—	—	(134,457)	(134,457)
Total investment income, net	—	—	12,412,189	12,412,189

Interest expense, net of interest income of $15,116	(30,884)	—	(132,099)	(162,983)
Other income	11,854	—	—	11,854

Income (loss) before income taxes	(4,493,757)	(634,461)	12,280,090	7,151,872

Income tax expense	96,980	1,465	1,230,669	1,329,114

Net income (loss)	$(4,590,737)	$(635,926)	$11,049,421	$5,822,758

Total Assets	$5,103,298	$183,539	$69,900,153	$75,186,990

	December 31, 2008
	Equipment Sales and Related Services	Cryobanking and Related Services	Investment Activity	Total
Revenues	$1,381,105	$379,950	$—	$1,761,055

Expenses
Cost of Sales	674,576	42,702	—	717,278
Research and Development	2,257,601	180,822	—	2,438,423
Selling, general and administrative expenses	3,085,575	726,931	—	3,812,506
Total Costs and Expenses	6,017,752	950,455	—	6,968,207

Operating Loss	(4,636,647)	(570,505)	—	(5,207,152)

Investment income, net
Dividends	—	—	2,509,966	2,509,966
Gain on sale of securities, net	—	—	17,749,716	17,749,716
Mark to market of short positions	—	—	5,364,215	5,364,215
Administrative expenses relating to portfolio investments	—	—	(99,935)	(99,935)
Total investment income, net	—	—	25,023,962	25,023,962

Interest expense, net of interest income of $37,408	(33,877)	—	(113,624)	(147,501)
Other income	11,478	446	—	11,924

Income (loss) before income taxes	(4,659,046)	(570,059)	24,910,338	19,681,233

Income tax expense	(30,242)	(133)	4,588,339	4,557,964

Net income (loss)	$(4,628,804)	$(569,926)	$20,321,999	$15,123,269

Total Assets	$5,449,389	$205,670	$71,169,122	$76,824,181

	December 31, 2007
	Equipment Sales and Related Services	Cryobanking and Related Services	Investment Activity	Total
Revenues	$1,453,201	$416,578	$—	$1,869,779

Expenses
Cost of Sales	634,938	47,848	—	682,786
Research and Development	2,390,352	186,356	—	2,576,708
Selling, general and administrative expenses	3,326,211	714,944	—	4,041,155
Total Costs and Expenses	6,351,501	949,148	—	7,300,649

Operating Loss	(4,898,300)	(532,570)	—	(5,430,870)

Investment income, net
Dividends	—	—	2,419,476	2,419,476
Gain on sale of securities, net	—	—	14,853,934	14,853,934
Mark to market of short positions	—	—	357,337	357,337
Administrative expenses relating to portfolio investments	—	—	(55,538)	(55,538)
Total investment income, net	—	—	17,575,209	17,575,209

Interest expense, net of interest income of $12,838	(33,169)	—	(164,042)	(197,211)
Other income	11,022	90	—	11,112

Income (loss) before income taxes	(4,920,447)	(532,480)	17,411,167	11,958,240

Income tax expense	56,328	563	1,254,133	1,311,024

Net income (loss)	$(4,976,775)	$(533,043)	$16,157,034	$10,647,216

Total Assets	$4,594,491	$146,990	$97,819,019	$102,560,500

(16) SELECTED FINANCIAL DATA

Summary of Quarterly Financial Data (Unaudited) for the Year Ended December 31, 2009

Description	Quarter ended 03/31/09	Quarter ended 06/30/09	Quarter ended 09/30/09	Quarter ended 12/31/09
Operating Revenues	$434,037	$380,420	$414,376	$459,993
Operating Expenses including Cost of Sales	$1,548,533	$1,726,526	$1,661,809	$1,861,146
Other (Loss) Income	$(304,015)	$7,970,995	$3,946,122	$647,958
Income Taxes	$124,774	$386,193	$72,847	$745,300
Net Income(Loss)	$(1,543,285)	$6,238,696	$2,625,842	$(1,498,495)
Income(Loss) Per Share-Basic	$(0.36)	$1.46	$0.62	$(0.35)
Income(Loss) Per Share-Diluted	$(0.36)	$1.46	$0.62	$(0.35)

Summary of Quarterly Financial Data (Unaudited) for the Year Ended December 31, 2008

Description	Quarter ended 03/31/08	Quarter ended 06/30/08	Quarter ended 09/30/08	Quarter ended 12/31/08
Operating Revenues	$420,913	$556,587	$451,253	$332,302
Operating Expenses including Cost of Sales	$1,689,714	$1,780,838	$1,672,976	$1,824,679
Other Income	$8,589,809	$3,129,093	$9,948,065	$3,221,418
Income Taxes	—	$400,000	$2,325,000	$1,832,964
Net Income(Loss)	$7,321,008	$1,504,842	$6,401,342	$(103,923)
Income(Loss) Per Share-Basic	$1.66	$0.35	$1.48	$(0.01)
Income(Loss) Per Share-Diluted	$1.66	$0.34	$1.47	$(0.01)

Summary of Quarterly Financial Data (Unaudited) for the Year Ended December 31, 2007

Description	Quarter ended 03/31/07	Quarter ended 06/30/07	Quarter ended 09/30/07	Quarter ended 12/31/07
Operating Revenues	$505,882	$545,318	$349,547	$469,032
Operating Expenses including Cost of Sales	$1,711,749	$1,779,579	$1,918,386	$1,890,935
Other Income	$4,265,861	$3,574,176	$3,524,442	$6,024,631
Income Taxes	—	—	—	$1,311,024
Net Income	$3,059,994	$2,339,915	$1,955,603	$3,291,704
Income Per Share-Basic	$0.66	$0.51	$0.43	$0.73
Income Per Share-Diluted	$0.66	$0.51	$0.43	$0.73

For the year ended December 31, 2009, the Company paid total dividends of $5,739,299 or $1.35 per share. The $1.35 per share was paid as follows: $0.10 per share on June 15th, $0.25 per share on September 8th and a special dividend of $1.00 per share on December 24, 2009.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2009, the company’s internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

(c) Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(J) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by item 10 is incorporated by reference to our proxy statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2009 year end.

Item 11 Executive Compensation.

The information required by item 11 is incorporated by reference to our proxy statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2009 year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by item 12 is incorporated by reference to our proxy statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2009 year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There are no relationships or related transactions beyond those which have been disclosed in the 10-K. The remaining information required by item 13 is incorporated by reference to our proxy statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2009 year end.

Item 14. Principal Accounting Fees and Services.

The information required by item 14 is incorporated by reference to our proxy statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2009 year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number		Description

3.2*		Bylaws

4.1*		Specimen Stock Certificate

10.1*		Agreement of lease dated as of December 19, 2002

21.1*		Subsidiaries of the Registrant.

23.1*		Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1*		Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DAXOR CORPORATION

by:	/s/ Joseph Feldschuh
Joseph Feldschuh, M.D
President and Chief Executive Officer
Chairman of the Board of Directors
Principal Executive Officer
Dated: March 26, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Feldschuh	President and Chief Executive Officer, Chairman of the Board of Directors, Principal Executive Officer	March 26, 2010
Joseph Feldschuh, M.D.

/s/ David Frankel	Chief Financial Officer Principal Financial and Accounting Officer	March 26, 2010
David Frankel

/s/ Robert Willens	Director	March 26, 2010
Robert Willens

/s/ James Lombard	Director	March 26, 2010
James Lombard

/s/ Martin Wolpoff	Director	March 26, 2010
Martin Wolpoff

/s/ Mario Biaggi	Director	March 26, 2010
Mario Biaggi, ESQ

/s/ Bernhard Saxe	Director	March 26, 2010
Bernhard Saxe, ESQ

/s/ Stanley Epstein	Director	March 26, 2010
Stanley Epstein, M.D.

Exhibit Index

Exhibit Number		Description

3.2*		Bylaws

4.1*		Specimen Stock Certificate

10.1*		Agreement of lease dated as of December 19, 2002

21.1*		Subsidiaries of the Registrant.

23.1*		Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1*		Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.