Form 10-Q
period 2010-03-31
DAXOR CORP
filed 2010-05-11
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Act of 1934

FOR QUARTER ENDED March 31, 2010
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

Large Accelerated filer	☐		Accelerated Filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	4,246,418 OUTSTANDING AT May 7, 2010
COMMON STOCK
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$73,898	$277,088
Receivable from broker (held in money market accounts)	6,150,154	6,062,298
Available-for-sale securities, at fair value	52,328,692	53,270,726
Securities sold, not received, at fair value	23,397,636	10,567,129
Accounts receivable, net of allowance for doubtful accounts of $92,421 in 2010 and $92,421 in 2009	212,976	240,615
Inventory	448,846	454,407
Prepaid expenses and other current assets	129,537	104,431
Total Current Assets	82,741,739	70,976,694

Property and equipment, net	4,219,088	4,173,138
Other assets	37,158	37,158

Total Assets	$86,997,985	$75,186,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$377,097	$533,631
Loans payable	401,252	—
Income taxes payable	2,522,671	943,075
Mortgage payable, current portion	44,238	43,431
Put and call options, at fair value	4,674,322	4,249,123
Securities borrowed, at fair value	23,803,986	10,771,279
Deferred revenue	37,572	46,902
Deferred income taxes	8,164,673	10,627,351
Total Current Liabilities	40,025,811	27,214,792

LONG TERM LIABILITIES

Mortgage payable, less current portion	335,403	346,861

Total Liabilities	40,361,214	27,561,653

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,246,418 and 4,250,318 shares at March 31, 2010 and December 31, 2009, respectively	53,165	53,165
Additional paid in capital	10,675,228	10,675,228
Accumulated other comprehensive income	15,163,433	16,016,375
Retained earnings	32,149,178	32,241,597
Treasury stock, at cost, 1,070,132 and 1,066,232 shares at March 31, 2010 and December 31, 2009, respectively	(11,404,233)	(11,361,028)
Total Stockholders’ Equity	46,636,771	47,625,337
Total Liabilities and Stockholders’ Equity	$86,997,985	$75,186,990

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31, 2010	March 31, 2009
REVENUES:

Operating Revenues – equipment sales and related services	$316,385		$344,963
Operating Revenues – cryobanking and related services	79,887		89,074

Total Revenues	396,272		434,037

Cost of Sales:

Cost of equipment sales and related services	185,961		140,039
Cost of cryobanking and related services	5,816		12,429

Total Cost of Sales	191,777		152,468

Gross Profit	204,495		281,569

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	836,863		565,178
Research and development-cryobanking and related services	55,102		47,379

Total Research and Development Expenses	891,965		612,557

Selling, General & Administrative Expenses:

Selling, general, and administrative-equipment sales and related services	481,744		613,784
Selling, general, and administrative-cryobanking and related services	172,942		169,724

Total Selling, General & Administrative Expenses	654,686		783,508

Total Operating Expenses	1,546,651		1,396,065

Loss from Operations	(1,342,156)		(1,114,496)

Other Income (Expenses):

Dividend income-investment portfolio	568,408		987,097
Realized gains on sale of securities, net	6,076,382		5,124,034
Mark to market of short positions	(4,772,764)		(6,318,524)
Other revenues	3,041		2,963
Interest expense, net of interest income of $1,119 and $6,526	(6,264)		(67,699)
Administrative expense relating to portfolio investments	(34,974)		(31,886)

Total Other Income (Loss)	1,833,829		(304,015)

Income (Loss) before Income Taxes	491,673		(1,418,511)

Income Tax Expense	584,092		124,774

Net Loss	$(92,419)	$	(1,543,285)

Comprehensive Loss:

Net Loss	$(92,419)		$(1,543,285)
Unrealized Loss on Securities Held for Sale, Net of Deferred Income Taxes	(852,942)		(9,845,569)
Comprehensive Loss	$(945,361)		$(11,388,854)

Weighted average number of shares outstanding – basic and diluted	4,247,285		4,285,685

Net loss per common equivalent share – basic and diluted	$(0.02)		$(0.36)

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,419)	$(1,543,285)

Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	73,726	73,573
Non-cash compensation expense associated with employee stock compensation plans	—	8,672
Deferred income taxes	(2,003,401)	(2,192,726)
Realized gains on sale of investments	(6,076,382)	(5,070,441)
Mark to market adjustments on options & short sales	4,772,764	6,264,931

Change in operating assets and liabilities:
Decrease (Increase) in accounts receivable	27,639	(8,554)
Increase in prepaid expenses & other current assets	(25,106)	(21,485)
Decrease (Increase) in inventory	5,561	(24,633)
Decrease in accounts payable and accrued liabilities	(156,534)	(60,271)
Increase (Decrease) in income taxes payable	1,579,596	(382,500)
Decrease in deferred revenue	(9,330)	(9,503)

Net cash used in operating activities	(1,903,886)	(2,966,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(119,676)	(987,725)
Increase in securities sold, not received at fair market value	(12,830,507)	(74,881)
Increase in securities borrowed, at fair market value	13,032,707	9,987
Purchases of put and call options	(46,866)	(2,619,217)
Proceeds from sales of put and call options	5,116,310	6,751,777
Acquisition of available for sale securities	(6,465,841)	(21,746,211)
Proceeds from sale of available for sale securities	2,755,031	11,230,002

Net cash provided by (used in) investing activities	1,441,158	(7,436,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	8,549,797	29,891,560
Repayment of margin loan payable	(8,236,403)	(21,496,989)
Repayment of bank loan	—	(685,000)
Proceeds from bank loan	—	250,000
Purchase of treasury stock	(43,205)	(54,607)
Repayment of mortgage payable	(10,651)	(9,902)
Net cash provided by financing activities	259,538	7,895,062

Net decrease in cash and cash equivalents	(203,190)	(2,507,428)
Cash and cash equivalents at beginning of period	277,088	2,545,040

Cash and cash equivalents at end of period	$73,898	$37,612

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7,383	$74,225
Income taxes	$1,013,017	$2,707,010

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2009, 2008 and 2007, included in Daxor Corporation’s Annual Report and Form 10-K for the fiscal year ended December 31, 2009.  The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Fair Value Measurements

The Company utilizes the provisions of FASB ASC 820 - Fair Value Measurements (“ASC 820”) for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. ASC 820 establishes the framework for measuring fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.

●	Level 1, is defined as observable inputs being quoted prices in active markets for identical assets;

●	Level 2, is defined as observable inputs including quoted prices for similar assets; and

●	Level 3, is defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 820-10 with respect to non-financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FASB ASC 820-10 did not have any impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2010.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Continued)
(Unaudited)

On January 1, 2010, the Company adopted the new provisions of ASU No. 2010-06 - Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (the “ASU”). The ASU amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. The impact on the Company’s disclosures was not significant.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011.  We do not expect these new standards to significantly impact our consolidated financial statements.

Available-for-Sale Securities

Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of electric utility companies) that management has determined meet the definition of available-for-sale under FASB ASC 320 - Accounting for Certain Investments in Debt and Equity Securities (“ASC 320”).  Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

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

Put and Call Options at fair value

As part of the company’s investment strategy, put and call options are sold on various stocks the company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. In accordance with FASB ASC 815 - Accounting for Derivative Instruments and Hedging Activities, these options are marked to market for each reporting period using readily available market quotes (Level 1 inputs), and this fair value adjustment is recorded as a gain or loss in the Statement of Operations.

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
March 31, 2010 (Continued)
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
March 31, 2010 (Continued)
(Unaudited)

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

•	A review of the general market conditions.

•	Our intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value.

•	Specific adverse conditions related to the financial health of, and business outlook for, the issuer.

•	Changes in technology in the industry and its affect on the issuer.

•	Changes in the issuer’s credit rating.

Reclassifications

Certain reclassifications have been made to the Company’s March 31, 2009 condensed consolidated statement of operations to conform to the March 31, 2010 presentation.

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

The following table summarizes the earnings per share calculations for the three months ended March 31, 2010 and March 31, 2009:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Basic and diluted shares	4,247,285	4,285,685
Loss from operations	$(92,419)	$(1,543,285)
Basic and diluted loss per share	$(0.02)	$(0.36)

Certain stock options were not included in the computation of the earnings per share due to their anti-dilutive effect.  The number of anti-dilutive options totaled 61,800 and 107,800 for the three months ended March 31, 2010 and 2009, respectively

Dividends

         On May 10, 2010, the Company declared a dividend of $0.10 per share.  The dividend will be payable on June 16, 2010 to shareholders of record on June 1, 2010.  The Company paid a total dividend of $1.35 per share in 2009.

         In 2008, Management instituted a policy of paying dividends when funds are available.  The goal of management is to follow a similar policy in 2010.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Continued)
(Unaudited)

(2) AVAILABLE-FOR-SALE SECURITIES

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

Summary of Available for Sale Securities as at March 31, 2010 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$50,093,752	$27,021,070	$23,072,682	$25,064,479	$(1,991,797)
Preferred Stock	2,234,940	1,979,264	255,676	456,714	(201,038)
Total Equity Securities	$52,328,692	$29,000,334	$23,328,358	$25,521,193	$(2,192,835)

Summary of Unrealized Losses of Available for Sale Securities as at March 31, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$3,576,762	$476,625	$2,628,241	$1,716,210	$6,205,003	$2,192,835

Summary of Unrealized Gains on Available for Sale Securities as at March 31, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$2,584,670	$329,088	$43,539,019	$25,192,105	$46,123,689	$25,521,193

Summary of Available for Sale Securities at December 31, 2009

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$51,207,654	$26,673,055	$24,534,599	$26,771,744	$(2,237,145)
Preferred Stock	2,063,072	1,957,094	105,978	370,187	(264,209)
Total Equity Securities	$53,270,726	$28,630,149	$24,640,577	$27,141,931	$(2,501,354)

Summary of Unrealized Losses of Available for Sale Securities at December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$2,874,316	$1,451,436	$1,917,505	$1,049,918	$4,791,821	$2,501,354

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Continued)
(Unaudited)

Summary of Unrealized Gains on Available for Sale Securities as at December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$4,025,079	$696,783	$44,453,826	$26,445,148	$48,478,905	$27,141,931

Our investment policy calls for a minimum of 80% of the value of our portfolio of Available for Sale Securities to be maintained in utility stocks. This percentage may be temporarily decreased to 70% if deemed necessary by management. Operating under this policy, Management’s investment strategy is to purchase utility stocks which it considers to be undervalued relative to the market in anticipation of an increase in the market price.

At March 31, 2010 and December 31, 2009, available for sale securities consisted mostly of preferred and common stocks of utility companies. At March 31, 2010, 95.73% of the market value of the Company’s available for sale securities is made up of common stock.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could put downward pressure on the valuation of utility stocks.

 Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 80 separate common and preferred stocks. As of March 31, 2010 there were three holdings of common stock which comprised 37.82% of the total market value of the available for sale investments. These three holdings are FirstEnergy, Exelon and Entergy.

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

•	A review of the general market conditions.

•	Our intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value.

•	Specific adverse conditions related to the financial health of, and business outlook for, the issuer.

•	Changes in technology in the industry and its affect on the issuer.

•	Changes in the issuer’s credit rating.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Continued)
(Unaudited)

Unrealized Losses on Available for Sale Securities

At March 31, 2010, 73.9% or $1,621,069 of the total unrealized losses of $2,192,835 was comprised of the following two securities: $993,447 for Dynegy, Inc. (“Dynegy”) and $627,622 for Citigroup Inc. (“Citigroup”).

Dynegy, Inc.

At March 31, 2010, Daxor owned 932,700 shares of Dynegy with a cost basis of $2.33 per share and a market value of $1.26 per share. On May 10, 2010, the market price of Dynegy was $1.35 per share which is $0.98 or 42% lower than our cost basis of $2.33 per share.

The book value of Dynegy at March 31, 2010 is $5.13 per share which is more than double our cost basis of $2.33 per share. The stock price of Dynegy has a record of historical volatility, being at $8.11 per share in February 2008, as low as $1.05 in March 2009 before going back to $2.42 per share in October 2009.

Dynegy’s liquidity improved from $1.9 billion at December 31, 2009 to $2.3 billion at March 31, 2010. The liquidity at March 31, 2010 consisted of $802 million in cash on hand and marketable securities and $1.5 billion in unused availability under the company’s credit facility. Dynegy’s current ratio improved from $140 million at December 31, 2009 to $1.06 billion at March 31, 2010.

As of May 3, 2010, the liquidity remained at approximately $2.3 billion, which consisted of $746 million in cash on hand, and marketable securities and $1.5 billion in unused availability under the company’s credit facility.

In 2009, Dynegy was able to repurchase approximately $830 million of bonds due in 2011 and 2012 which largely eliminated near term bond maturities until 2015.

Dynegy reported net income of $145 million for the quarter ended March 31, 2010 versus a loss of $335 million for the quarter ended March 31, 2009. The loss in the first quarter of 2009 is largely due to assets which were sold at a loss.

According to Dynegy management, the results for the first quarter of 2010 were impacted by lower demand. However, they still see an emerging economic recovery which will result in demand growth and more favorable pricing in the future.

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

Daxor management has determined that an impairment charge is not necessary at March 31, 2010 on Dynegy after taking the recent decline in the stock price into account because Dynegy is a geographically diverse low cost producer of electricity with a diverse generating capacity. These two factors protect the Company from being overly dependent on one region of the country or one type of commodity.

The stock price of Dynegy has increased by 7% from April 1, 2010 through May 10, 2010, going from $1.26 per share to $1.35 per share. The stock price has a history of volatile fluctuations and it was trading as high as $2.42 in October of 2009. The recent market price is well below the book value of $5.13 per share at March 31, 2010 which would seem to indicate that the stock is strongly undervalued. The recent repurchase of bonds and improved liquidity position have also helped to strengthen Dynegy’s balance sheet.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Continued)
(Unaudited)

Citigroup Inc.

At March 31, 2010, Daxor owned 299,807 shares of Citigroup with a cost basis of $6.14 per share and a market value of $4.05 per share. On May 10, 2010, the market value of Citigroup was $4.22 per share which is $1.92 or 31% less than our cost basis of $6.14 per share.

During the first quarter of 2009, the stock was at $1.00 per share and as of May 10, 2010, was trading at $4.22 per share. The stock price has increased by 27% from January 1, 2010 through May 10, 2010, going from $3.31 per share to $4.22 per share.

Citigroup reported net income of $4.4 billion in the first quarter of 2010 versus $1.6 billion in the first quarter of 2010. Their provision for credit losses and benefits declined to $8.6 billion which is the lowest level since the first quarter of 2008. The growth in net income is attributable to improved revenues, continued monitoring of expenses and a decline in the cost of credit.

Citigroup has reduced headcount to 263,000 at March 31, 2010 versus 375,000 at the peak level in 2007. Operating expenses during the first quarter of 2010 were $11.5 billion versus $11.7 billion in the first quarter of 2009 and $12.3 billion in the fourth quarter of 2009.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP. As of December 31, 2009, the United States Treasury Department owned 27% of Citigroup’s stock.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At March 31, 2010, the Tier 1 Capital was 11.2%, Total Capital was 14.8% and Leverage was 6.2%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at March 31, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has been trending upward since the first quarter of 2009 and the profit of the core business more than doubled in 2009 versus 2008. Management at Citigroup has substantially reduced operating expenses and headcount which should help operating results in future periods. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at March 31, 2010.

 After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at March 31, 2010 on Citigroup.

Daxor Corporation
Summary of Unrealized Losses on Dynegy, Inc and Citigroup, Inc.
As at March 31, 2010

		Less Than Twelve Months		Tweleve Months or Greater		Total
	Total		Unrealized		Unrealized		Unrealized
Security	Cost	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Dynegy, Inc.	$2,168,649	$649,782	$232,328	$525,420	$761,119	$1,175,202	$993,447
Citigroup, Inc.	1,841,841	546,750	188,396	667,468	439,226	1,214,218	627,622
Total	$4,010,490	$1,196,532	$420,724	$1,192,888	$1,200,345	$2,389,420	$1,621,069

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Continued)
(Unaudited)

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

The following table summarizes the results of each segment described above for the three months ended March 31, 2010 (unaudited).

	March 31, 2010
	Equipment
	Sales &	Cryobanking
	Related	& Related	Investment
	Services	Services	Activity	Total

Revenues	$316,385	$79,887	$—	$396,272

Expenses
Cost of sales	185,961	5,816	—	191,777
Research and development expenses	836,863	55,102	—	891,965
Selling, general and administrative expenses	481,744	172,942	—	654,686
Total Expenses	1,504,568	233,860	—	1,738,428

Operating loss	(1,188,183)	(153,973)	—	(1,342,156)

Investment income, net	—	—	1,837,052	1,837,052

Other income (expense)
Interest expense, net	(7,146)	314	568	(6,264)
Other income	3,041	—	—	3,041
Total Other Income (Expense)	(4,105)	314	568	(3,223)

Income (loss) before income taxes	(1,192,288)	(153,659)	1,837,620	491,673
Income tax expense	36,000	—	548,092	584,092

Net (loss) income	$(1,228,288)	$(153,659)	$1,289,528	$(92,419)

Total assets	$4,914,496	$207,007	$81,876,482	$86,997,985

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the three months ended March 31, 2009 (unaudited).

	March 31,2009
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$344,963	$89,074	$—	$434,037

Expenses
Cost of sales	140,039	12,429	—	152,468
Research and development expenses	565,178	47,379	—	612,557
Selling, general and administrative expenses	613,784	169,724	—	783,508
Total Expenses	1,319,001	229,532	—	1,548,533

Operating loss	(974,038)	(140,458)	—	(1,114,496)

Investment loss, net	—	—	(239,279)	(239,279)

Other income (expense)
Interest expense, net	(7,895)	—	(59,804)	(67,699)
Other income	2,963	—	—	2,963
Total Other Income (Expense)	(4,932)	—	(59,804)	(64,736)

Loss before income taxes	(978,970)	(140,458)	(299,083)	(1,418,511)
Income tax expense	7,500	—	117,274	124,774

Net loss	$(986,470)	$(140,458)	$(416,357)	$(1,543,285)

Total assets	$3,925,788	$190,667	$58,247,300	$62,363,755

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Continued)
(Unaudited)

(4) LOANS AND MORTGAGE PAYABLE

LOANS PAYABLE

Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $401,252 at March 31, 2010 and $0 at December 31, 2009. The interest rate on the Company’s margin debt at March 31, 2010 was 0.988%

MORTGAGE PAYABLE

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

(5) PUT AND CALL OPTIONS AT FAIR VALUE

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

For the three months ended March 31, 2010, the Company recorded a loss from marking put and call options to market of ($1,974,287). For the three months ended March 31, 2009, the Company recorded losses from marking put and call options to market of ($6,261,025). These amounts are included in the Statements of Operations as part of mark to market of short positions.

All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

The following summarizes the Company’s Put and Call Options as of March 31, 2010 (unaudited) and December 31, 2009:

		Fair Market	Unrealized
Put and Call Options	Selling Price	Value	Gain
March 31, 2010	$8,056,389	$4,674,322	$3,382,067
December 31, 2009	9,605,476	4,249,123	5,356,353

(6) SECURITIES BORROWED AT FAIR VALUE

The Company maintains short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The respective market values of these positions were $23,803,986 and $10,771,279 as of March 31, 2010 and December 31, 2009.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Continued)
(Unaudited)

(7) CURRENT INCOME TAXES

The Company accrues income taxes in interim periods based upon its estimated annual effective tax rate.

The current income tax expense for the three months ended March 31, 2010 and 2009(unaudited) is comprised of the following:

	March 31, 2010	March 31, 2009
Regular tax and Alternative Minimum Tax (AMT)	$1,784,468	$1,645,000
Personal Holding Company Tax (PHC)	767,025	665,000
State Franchise Taxes	36,000	7,500
Total Current Income Tax Provision	2,587,493	2,317,500
Deferred Income Taxes	(2,003,401)	(2,192,726)
Total Income Tax Expense	$584,092	$124,774

(8) DEFERRED INCOME TAXES

The deferred income tax liability is comprised of the following:

	March 31, 2010	December 31,2009
	(unaudited)
Deferred Tax Liabilities (Assets):
Fair market value adjustment for available -for -sale securities	$8,164,925	$8,624,202
Mark to market on short positions	(128,678)	1,874,723
Property and Equipment	128,426	128,426

	$8,164,673	$10,627,351

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

(9) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At March 31, 2010, stocks representing 99.97% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in four different brokerage accounts, three at UBS and one at TD Ameritrade. UBS and TD Ameritrade provide supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

Both of these brokerage houses are well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at March 31, 2010 the fair market value of securities in excess of the SIPC insured limit is $2,010,368 and the cash on deposit in excess of the insured limit is $4,318,125.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Continued)
(Unaudited)

For the three months ended March 31, 2010, the sales of Blood Volume Kits accounted for 67.81% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 56.65% of the Company’s sales of Blood Volume Kits.

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

On March 23, 2010, the “Patient Protection and Affordable Care Act” was signed into law by President Obama. The goal of this legislation is to make health care more accessible to Americans. At this time, we are unable to quantify how this legislation will affect our operating income.

The Company’s Volumex syringes are filled by an FDA approved radiopharmaceutical manufacturer. This manufacturer is the only one approved by the FDA in the United States to manufacture Volumex for interstate commerce. If this manufacturer were to cease filling the Volumex syringes for Daxor, the Company would have to make alternative arrangements to insure a supply of Volumex. The effect of such a disruption on Daxor’s business could be material.

The Company has no material legal proceedings pending. From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any proceedings currently pending or threatened will have a material adverse effect on its business or results of operations.

In 2005 and 2007, the Company and Dr. Joseph Feldschuh, its President and Chief Executive Officer, respectively, received Wells Notices from the Securities and Exchange Commission ("SEC") requesting their comments on the SEC Staff's view that the Company was in violation of Section 7(a) of the Investment Company Act in that it was operating as an unregistered investment company.  The Company and Dr. Feldschuh responded to those requests when made.  The Company has not received a closing notice or other substantive response from the SEC to either of these submissions. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submissions to the SEC in response to the Wells Notices.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Continued)
(Unaudited)

In November 2009, the staff of the Northeast Regional Office of the SEC contacted the Company and invited both the Company and Dr. Feldschuh to make a new Wells submission based upon more recent operations and results.  The Company and Dr. Feldschuh responded to the staff's invitation on December 20, 2009. The Company has not received a closing notice or other substantive response from the SEC to this submission. No conclusions regarding disposition of our cash management policy should be drawn from the lack of a closing notice or other substantive response to our submission to the SEC in response to the Wells Notice.

(10)  RELATED PARTY TRANSACTIONS

The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis.

The amount of rental income received from the President of the Company for the three months ended March 31, 2010 and March 31, 2009 was $3,041 and $2,963.

Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh, the Chief Executive Officer and President of Daxor. He was paid $18,720 annually for the years ended December 31, 2009 and 2008. Jonathan Feldschuh is expected to provide a limited amount of consultative help in the filing of the additional patents in 2010.

(11)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2010, the FASB issued an amendment to accounting standards related to subsequent events. The amendment exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. The standard is effective February 2010. The Company adopted this standard in February 2010. The adoption did not impact the Company’s consolidated financial position or results of operations, other than additional reporting requirements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of the our financial condition and results of our operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009.  This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry.  These forward-looking statements are usually accompanied by words such as "believes," “may,” “should,” "anticipates," “estimates,” “expects,” “future,” “intends,” “hopes,” "plans," and similar expressions, and the negative thereof.  Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

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

RECENT DEVELOPMENTS

Blood volume derangements are associated with a variety of medical and surgical conditions.  It is well established that clinical assessments of blood volume using physical examination or simple blood tests are frequently inadequate to determine total blood volume.  Daxor is therefore actively supporting blood volume research in several strategic areas including Heart Failure, Critical Care/Trauma, and Transfusion Decisions During Surgery.  These therapeutic areas are ones in which patient diagnosis and/or treatment may be greatly improved by the information obtained from a blood volume analysis, as outlined below.

Heart Failure

Heart failure, a major cause of morbidity and mortality among the elderly, is a serious public health problem.  Expenditures related to the care of heart failure patients approach $38 billion annually.  The majority of patients treated for heart failure must be treated with drugs which drastically change their blood volumes.

Daxor has previously sponsored several studies to assess the benefits of blood volume analysis in heart failure patients.  One landmark study, conducted by Dr. Stuart Katz when he was an Investigator at the Columbia Presbyterian Medical Center, categorized patients as hypervolemic (volume expanded), normovolemic (having a normal blood volume), or hypovolemic (volume contracted) and recorded their outcomes over time.  At the end of one year, 39% of the hypervolemic patients had died or received an urgent heart transplant. In contrast, none of the normovolemic or hypovolemic patients died or received an urgent transplant. At the end of two years, 55% of hypervolemic patients had died or received an urgent heart transplant, while the normovolemic patients continued to have a 0% mortality rate. This study showed a remarkable correlation between blood volume and outcome and suggested that effectively treating patients to normovolemia may dramatically improve their outcomes.

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

Daxor is now preparing to conduct a large-scale, multi-center study as a follow-up to this earlier study.   The TEAM-HF (Treatment to Euvolemia by Assessment and Measured Blood Volume in Heart Failure) Study will enroll a total of 300 patients from eleven (11) participating medical centers.  TEAM-HF will investigate whether use of blood volume data, in addition to current standards of care, will lead to decreases in re-hospitalization and mortality, and improve quality of life in heart failure patients.  Dr. Stuart Katz, who is now the Director of the Heart Failure Program at New York University, will extend his previous research by serving as the National Principal Investigator for this study.  Data collection and management for the TEAM-HF Study will be performed by an independent organization – the Nathan S. Kline Institute for Psychiatric Research.  Daxor has also retained the services of three statisticians, two of whom are faculty members at New York University, to assist with data analysis for the TEAM-HF Study.  We anticipate that this study will begin enrollment in the third quarter of 2010.

In addition, Daxor is supporting a study which will determine whether using blood volume measurement to help guide fluid removal by ultrafiltration (UF) in patients hospitalized with decompensated Heart Failure (HF) leads to improved outcomes.  The 50 patients who enroll in this interventional study will undergo 4 blood volume measurements:  (1) immediately before UF, (2) 30 minutes after UF is complete, (3) at 30-day follow-up and (4) at 90-day follow-up.  Patients will be randomized into two groups: in the experimental group, the physician will be given the BVA-100 results, which will guide fluid removal during UF.  In the control group, the physician will not be given the BVA-100 results.  In this case, fluid removal will be based upon physicians’ clinical assessment.  Outcomes that will be assessed include rehospitalization for HF and for all causes, changes in serum creatinine and blood urea nitrogen (BUN), mortality, need for long-term hemodialysis, Lasix equivalent dose at end-of-study, and changes in B-type natriuretic peptide (BNP) levels.  The Principal Investigator for this study is Dr. Mitchell Saltzberg, the Medical Director of the Heart Failure program at the Christiana Care Health System.

Daxor is also providing support for a clinical study – along with Medtronic, Inc. – to assess whether the OptiVol® implantable cardiac device is able to provide an accurate estimate of patients’ blood volume status.  At the present time, it is difficult to accurately identify increases in blood volume that may predict the worsening of symptoms and future heart failure events.  One invasive method that is sometimes used to identify early blood volume increases is Medtronic’s OptiVol® system, which continuously monitors the thoracic fluid status of heart failure patients.  The main objective of this observational study is to determine whether there is a correlation between intrathoracic impedance as measured by Medtronic’s OptiVol® system and total blood and plasma volume as measured by Daxor’s BVA-100.  This study is being led by Dr. Adrian Van Bakel, the Medical Director of the Heart Failure and Cardiac Transplant Program of the Medical University of South Carolina.

Critical Care/Trauma

Optimal management of fluid status is an essential component of critical care medicine.  At the present time, physicians rely on imprecise clinical signs and symptoms to guide their fluid resuscitation decisions.  Direct blood volume measurement can be used to take the guesswork out of volume assessment and to enable more precise and appropriate treatment.

Dr. Mihae Yu and colleagues at the Queen’s Medical Center in Honolulu, Hawaii, have been studying the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how the results have influenced their treatment decisions. Their most recent results were published in the February 2009 issue of the American Journal of Surgery. The findings were based on 86 blood volume measurements from 40 patients, and showed that blood volume measurement results led to a change in treatment plan 36% of the time. Among patients who received a pulmonary artery catheter (PAC) for hemodynamic measurements, treatment would have been changed 50% of the time if blood volume data were available to treating physicians. Among patients who did not receive PAC measurement, treatment would have been changed 33% of the time if blood volume data had been available.

Dr. Yu is now engaged in a major study, partially funded by Daxor, which involves blood volume measurement in the intensive care unit. The purpose of the study will be to determine specifically whether clinical outcomes and length of hospital stays can be improved by incorporating blood volume measurement as a routine clinical tool in the intensive care unit.  Some of the preliminary findings from this study were presented at the Society for Critical Care Medicine annual meeting in January 2010.

Daxor is also supporting a second study of blood volume analysis in critically injured trauma patients.  This study, which assesses blood volume changes over a three-day period, is being led by Dr. Marty Schreiber, Chief of Trauma at the Oregon Health and Science University.  The purpose of this study is to determine whether measurement of blood volume with Daxor’s BVA-100 leads to a change in outcomes, as well as the number of tests and interventions that are conducted, relative to current standards of care for patients in the Intensive Care Unit.  This study will also compare blood volume results to other hemodynamic measurements such as heart rate, blood pressure, urine output, and central venous or pulmonary artery catheter measurements.  The preliminary results from this study were presented at the Western Trauma Association meeting in March 2010.

Transfusion Decisions During Surgery

Effective volume management during surgery requires accurate assessment of a patient’s need for transfusions.  The decision to transfuse a patient depends on appropriately balancing the benefits vs. risks of transfusion for each patient at any given time.  Blood volume measurement, by quantifying a patient’s blood volume prior to surgery, can provide important information about how much blood loss a patient can safely sustain.

Daxor is currently sponsoring a study of blood volume changes using the BVA-100 throughout cardiac surgery.  This study is being led by Principal Investigator Dr. Mark Nelson at the Virginia Commonwealth University.  Three blood volume analyses are being conducted: (1) before surgery; (2) immediately after surgery; (3) and 2 hours after transfer to the intensive care unit.  The hypothesis was that red cell volume would be well conserved as a result of cell salvage and transfusion practices employed in the operating room.  The preliminary findings from this study demonstrated a greater than anticipated loss of red cells and total blood volume during and after surgery.  These results were presented at the recent Society of Cardiovascular Anesthesiologists meeting and are expected to be published in the winter of 2010.

RESULTS OF OPERATIONS

Three months ended March 31, 2010 as compared with three months ended March 31, 2009:

Operating Revenues and Expenses

For the three months ended March 31, 2010, consolidated operating revenues decreased to $396,272 from $434,037 for the same period in 2009, a decrease of $37,765 or 8.70%. This was mainly due to a decrease in revenue from Blood volume kit sales of $36,844 or 11.90% from $309,452 to $272,608. The number of kits sold decreased by 11.12% from 971 to 863 during the current period.

 There were 55 Blood Volume Analyzers placed at March 31, 2010 versus 53 at March 31, 2009. For the three months ended March 31, 2010, the Company provided 107 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 105 during the same period in 2009.

The following tables provide gross margin information on Equipment Sales & Related Services for the three months ended March 31, 2010 and March 31, 2009:

Equipment Sales and Related Services:	Kit Sales Three Months Ended March 31, 2010	Equipment Sales and Other Three Months Ended March 31, 2010	Total Three Months Ended March 31, 2010
Revenue	$272,608	$43,777	$316,385
Cost of Goods Sold	135,178	50,783	185,961
Gross Profit (Loss)	$137,430	$(7,006)	$130,424
Gross Profit (Loss) Percentage	50.4%	(16.0)%	41.2%

Equipment Sales and Related Services:	Kit Sales Three Months Ended March 31, 2009	Equipment Sales and Other Three Months Ended March 31, 2009	Total Three Months Ended March 31, 2009
Revenue	$309,452	$35,511	$344,963
Cost of Goods Sold	107,415	32,624	140,039
Gross Profit	$202,037	$2,887	$204,924
Gross Profit Percentage	65.2%	8.1%	59.4%

A major reason for the decrease in gross profit percentage on kit sales during the current quarter was price increases of between 4%-10% on various items used in production of blood volume kits. These additional costs were not passed on to our customers, contributing to a reduction in our gross profit percentage on kit sales.

The additional revenues for Equipment Sales and Other during the current and previous quarter consist almost entirely of shipping charges and service contract revenue.

The Company had a gross loss of ($7,006) on Equipment Sales and other for the three months ended March 31, 2010 versus a gross profit for the three months ended March 31, 2009 of $2,887. A major reason for this is that the Company still incurs costs for items such as convenience kit production and related supplies even if no Blood Volume Analyzers are sold.

The decline in gross profit percentage for equipment sales and related services for the current quarter is mostly attributable to the following factors:

●	A difference of $30,194 in inventory valuation adjustments between the current and previous quarter.
●	$34,000 removed from Cost of Goods Sold and capitalized during the quarter ended March 31, 2009 versus $17,000 during the current quarter.
●	Price increases of between 4%-10% on various items used in production of blood volume kits which were not passed on to our customers.

Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,318,607 for the three months ended March 31, 2010 versus $1,178,962 for the same period in 2009, for an increase of $139,645 or 11.84%.

Research & Development expenses for Equipment Sales and Related Services were $836,863 for the three months ended March 31, 2010 versus $565,178 for the same period in 2009 for an increase of $271,685 or 48.07%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states.  In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market.  We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection.  We are also progressing on the next version of the delivery device for the radioactive dose Volumex.  The current version is the “Max-100” which has a patent.  The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $79,887 in 2010 from $89,074 in 2009, for a decrease of $9,187 or 10.31%. The main reason for this was a decrease in Semen Storage and Analysis and other related fees of $6,824 for the three months ended March 31, 2010 as compared to 2009.

Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $228,044 for the three months ended March 31, 2010 versus $217,103  for the same period in 2009, for an increase of $10,941 or 5.04%.  The main reason for this was an increase of $8,367 in professional fees.

Consolidated Operating Expenses

The total consolidated operating expenses for the first quarter of 2010 were $1,546,651 versus $1,396,065 in 2009 for an increase of $150,586 or 10.79%. The main reason for this increase was the increase in Research and Development Expenses from $612,557 in 2009 to $891,965 during the current period,

INVESTING SEGMENT

Unrealized Losses on Available for Sale Securities

At March 31, 2010, 73.9% or $1,621,069 of the total unrealized losses of $2,192,835 was comprised of the following two securities: $993,447 for Dynegy, Inc. (“Dynegy”) and $627,622 for Citigroup Inc. (“Citigroup”).

Dynegy, Inc.

At March 31, 2010, Daxor owned 932,700 shares of Dynegy with a cost basis of $2.33 per share and a market value of $1.26 per share. On May 10, 2010, the market price of Dynegy was $1.35 per share which is $0.98 or 42% lower than our cost basis of $2.33 per share.

The book value of Dynegy at March 31, 2010 is $5.13 per share which is more than double our cost basis of $2.33 per share. The stock price of Dynegy has a record of historical volatility, being at $8.11 per share in February 2008, as low as $1.05 in March 2009 before going back to $2.42 per share in October 2009.

Dynegy’s liquidity improved from $1.9 billion at December 31, 2009 to $2.3 billion at March 31, 2010. The liquidity at March 31, 2010 consisted of $802 million in cash on hand and marketable securities and $1.5 billion in unused availability under the company’s credit facility. Dynegy’s current ratio improved from $140 million at December 31, 2009 to $1.06 billion at March 31, 2010.

As of May 3, 2010, the liquidity remained at approximately $2.3 billion, which consisted of $746 million in cash on hand, and marketable securities and $1.5 billion in unused availability under the company’s credit facility.

In 2009, Dynegy was able to repurchase approximately $830 million of bonds due in 2011 and 2012 which largely eliminated near term bond maturities until 2015.

Dynegy reported net income of $145 million for the quarter ended March 31, 2010 versus a loss of $335 million for the quarter ended March 31, 2009. The loss in the first quarter of 2009 is largely due to assets which were sold at a loss.

According to Dynegy management, the results for the first quarter of 2010 were impacted by lower demand. However, they still see an emerging economic recovery which will result in demand growth and more favorable pricing in the future.

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

Daxor management has determined that an impairment charge is not necessary at March 31, 2010 on Dynegy after taking the recent decline in the stock price into account because Dynegy is a geographically diverse low cost producer of electricity with a diverse generating capacity. These two factors protect the Company from being overly dependent on one region of the country or one type of commodity.

The stock price of Dynegy has increased by 7% from April 1, 2010 through May 10, 2010, going from $1.26 per share to $1.35 per share. The stock price has a history of volatile fluctuations and it was trading as high as $2.42 in October of 2009. The recent market price is well below the book value of $5.13 per share at March 31, 2010 which would seem to indicate that the stock is strongly undervalued. The recent repurchase of bonds and improved liquidity position have also helped to strengthen Dynegy’s balance sheet.

Citigroup Inc.

At March 31, 2010, Daxor owned 299,807 shares of Citigroup with a cost basis of $6.14 per share and a market value of $4.05 per share. On May 10, 2010, the market value of Citigroup was $4.22 per share which is $1.92 or 31% less than our cost basis of $6.14 per share.

During the first quarter of 2009, the stock was at $1.00 per share and as of May 10, 2010, was trading at $4.22 per share.  The stock price has increased by 27% from January 1, 2010 through May 10, 2010, going from $3.31 per share to $4.22 per share.

Citigroup reported net income of $4.4 billion in the first quarter of 2010 versus $1.6 billion in the first quarter of 2010. Their provision for credit losses and benefits declined to $8.6 billion which is the lowest level since the first quarter of 2008. The growth in net income is attributable to improved revenues, continued monitoring of expenses and  a decline in the cost of credit.

Citigroup has reduced headcount to 263,000 at March 31, 2010 versus 375,000 at the peak level in 2007. Operating expenses during the first quarter of 2010 were $11.5 billion versus $11.7 billion in the first quarter of 2009 and $12.3 billion in the fourth quarter of 2009.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP. As of December 31, 2009, the United States Treasury Department owned 27% of Citigroup's stock.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At March 31, 2010, the Tier 1 Capital was 11.2%, Total Capital was 14.8% and Leverage was 6.2%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at March 31, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has been trending upward since the first quarter of 2009 and the profit of the core business more than doubled in 2009 versus 2008. Management at Citigroup has substantially reduced operating expenses and headcount which should help operating results in future periods. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at March 31, 2010.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at March 31, 2010 on Citigroup.

Daxor Corporation
Summary of Unrealized Losses on Dynegy, Inc and Citigroup, Inc.
As at March 31, 2010

		Less Than Twelve Months		Tweleve Months or Greater		Total
	Total		Unrealized		Unrealized		Unrealized
Security	Cost	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Dynegy, Inc.	$2,168,649	$649,782	$232,328	$525,420	$761,119	$1,175,202	$993,447
Citigroup, Inc.	1,841,841	546,750	188,396	667,468	439,226	1,214,218	627,622
Total	$4,010,490	$1,196,532	$420,724	$1,192,888	$1,200,345	$2,389,420	$1,621,069

Dividend Income

Dividend income earned on the Company’s security portfolio for the three months ended March 31, 2010 was $568,408 versus $987,097 for the same period in 2009 for a decrease of $418,689 or 42.42%. The main reason for this decrease was the receipt of a onetime special dividend of $282,425 on a stock which was in the Company’s investment portfolio at March 31, 2009.

Investment Gains (Losses)

Gains on the sale of investments were $6,076,382 for the three months ended March 31, 2010 versus $5,124,034 for the same period in 2009 for an increase of $952,348 or 18.59%.  For the current quarter, the Company had a loss from the marking to the market of short positions of stocks and put and call options of ($4,772,764) versus a loss of ($6,318,524) for the same period in 2009. Interest expense net of interest income was $6,264 for the three months ended March 31, 2010 versus $67,699 for the three months ended March 31, 2009.  Administrative expenses relating to portfolio investments were $34,974 in 2010 versus $ 31,886 for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

As of March 31, 2010, cash and cash equivalents totaled $73,898 versus $277,088 at December 31, 2009. Cash used in operating activities was $1,903,886 for the three month period ended March 31, 2010. The decrease was primarily due to funding the operating loss for the current three month period.

Cash provided by investing activities was $1,441,158 for the three months ended March 31, 2010. This increase is mainly attributable to the proceeds from sales of put and calls options of $5,116,310 and available for sale securities of $2,755,031 which were offset by the acquisition of available for sale securities of $6,465,841.

A total of $259,538 of cash was provided during the current three month period in financing activities and this was primarily due to the receipt of proceeds from margin loans payable.

The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations.  Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two.  The Company’s portfolio has maintained a net value above historical cost for each of the past 101 consecutive quarters.

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

Our critical accounting policies, are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of and for the three month period ended March 31, 2010.

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

At March 31, 2010 and December 31, 2009, available for sale securities consisted mostly of preferred and common stocks of utility companies. At March 31, 2010, 95.73% of the market value of the Company’s available for sale securities is made up of common stock.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities.  An increase of interest rates could put downward pressure on the valuation of utility stocks

Because of the size of the unrealized gains in the company’s portfolio, the Company does not anticipate any changes which could reduce the value of the Company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 80 separate common and preferred stocks. As of March 31, 2010 there were three holdings of common stock which comprised 37.82% of the total market value of the available for sale investments. These three holdings are FirstEnergy, Exelon and Entergy.

The Company is not exposed to any foreign currency risk or commodity price risk through its holdings of equity securities and put and call options.

The Company is not exposed to any interest rate risk since it does not have any long term debt other than a fixed rate mortgage securing real property in Oak Ridge, Tennessee.

Summary of Available for Sale Securities as at March 31, 2010 (Unaudited)

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain (Loss)
Common Stock	$50,093,752	$27,021,070	$23,072,682
Preferred Stock	2,234,940	1,979,264	255,676
Total Portfolio	$52,328,692	$29,000,334	$23,328,358

Summary of Unrealized Losses of Available for Sale Securities as at March 31, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$3,576,762	$476,625	$2,628,241	$1,716,210	$6,205,003	$2,192,835

Summary of Unrealized Gains on Available for Sale Securities as at March 31, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$2,584,670	$329,088	$43,539,019	$25,192,105	$46,123,689	$25,521,193

Summary of Proceeds Received and Market Valuation as at 3/31/10 (Unaudited)
Put and Call Options

Total Proceeds Received on open positions at 1/1/10	Sale of Options from 1/1/10-3/31/10	Expirations and Assignments of Options from 1/1/10-3/31/10	Proceeds Received on open positions at 3/31/10	Market Value at 3/31/10	Unrealized Appreciation at 3/31/10
$9,605,476	$5,116,310	$6,665,397	$8,056,389	$4,674,322	$3,382,067

Summary of Available for Sale Securities as at December 31, 2009

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain
Common Stock	$51,207,654	$26,673,055	$24,534,599
Preferred Stock	2,063,072	1,957,094	105,978
Total Portfolio	$53,270,726	$28,630,149	$24,640,577

Summary of Proceeds Received and Market Valuation as at 12/31/09
Put and Call Options

Total Proceeds Received on open positions at 1/1/09	Sale of Options from 1/1/09-12/31/09	Expirations and Assignments of Options from 1/1/09-12/31/09	Proceeds Received on open positions at 12/31/09	Market Value at 12/31/09	Unrealized Appreciation at 12/31/09
$13,811,975	$26,044,493	$30,250,992	$9,605,476	$4,249,123	$5,356,353

Summary of Unrealized Losses on Available for Sale Securities as at December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$2,874,316	$1,451,436	$1,917,505	$1,049,918	$4,791,821	$2,501,354

Summary of Unrealized Gains on Available for Sale Securities as at December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$4,025,079	$696,783	$44,453,826	$26,445,148	$48,478,905	$27,141,931

Item 4T. Controls and Procedures

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended September 30, 2009 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. During the quarter ended March 31, 2010, there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 29, 2010.

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

DATE: May 11, 2010	By:	/s/ JOSEPH FELDSCHUH, M.D.
JOSEPH FELDSCHUH, M.D.,
President
Chief Executive Officer
Chairman of the Board of Directors
Principal Executive Officer