Form 10-Q
period 2010-06-30
DAXOR CORP
filed 2010-08-13
CIK 27367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Act of 1934

FOR QUARTER ENDED June 30, 2010
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

Large Accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS: COMMON STOCK	4,237,818 OUTSTANDING AT August 9, 2010
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$213,402	$277,088
Receivable from broker	26,154,410	16,629,427
Available-for-sale securities, at fair value	48,806,148	53,270,726
Accounts receivable, net of allowance for doubtful accounts of $91,658 in 2010 and $92,421 in 2009	195,416	240,615
Inventory	434,441	454,407
Prepaid expenses and other current assets	160,458	104,431
Total Current Assets	75,964,275	70,976,694

Property and equipment, net	4,223,413	4,173,138
Other assets	37,158	37,158

Total Assets	$80,224,846	$75,186,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$579,031	$533,631
Loans payable	609,756	—
Income taxes payable	2,697,111	943,075
Mortgage payable, current portion	45,078	43,431
Put and call options, at fair value	8,245,304	4,249,123
Securities borrowed, at fair value	18,415,718	10,771,279
Deferred revenue	54,220	46,902
Deferred income taxes	6,190,257	10,627,351
Total Current Liabilities	36,836,475	27,214,792

LONG TERM LIABILITIES

Mortgage payable, less current portion	323,865	346,861

Total Liabilities	37,160,340	27,561,653

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,240,018 and 4,250,318 shares at June 30, 2010 and December 31, 2009, respectively	53,165	53,165
Additional paid in capital	10,675,228	10,675,228
Accumulated other comprehensive income	11,894,639	16,016,375
Retained earnings	31,913,492	32,241,597
Treasury stock, at cost, 1,076,532 and 1,066,232 shares at June 30, 2010 and December 31, 2009, respectively	(11,472,018)	(11,361,028)
Total Stockholders’ Equity	43,064,506	47,625,337
Total Liabilities and Stockholders’ Equity	$80,224,846	$75,186,990

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	June 30, 2010	June 30, 2009

REVENUES:

Operating Revenues – equipment sales and related services	$274,343	$293,635
Operating Revenues – cryobanking and related services	93,989	86,785

Total Revenues	368,332	380,420

Cost of Sales:

Cost of equipment sales and related services	156,329	192,310

Cost of cryobanking and related services	9,082	9,776

Total Cost of Sales	165,411	202,086

Gross Profit	202,921	178,334

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	687,115	606,473

Research and development-cryobanking and related services	47,454	47,032

Total Research and Development Expenses	734,569	653,505

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	817,469	676,707
Selling, general, and administrative- cryobanking and related services	155,953	194,228

Total Selling, General & Administrative Expenses	973,422	870,935

Total Operating Expenses	1,707,991	1,524,440

Loss from Operations	(1,505,070)	(1,346,106)

Other Income (Expenses):

Dividend income-investment portfolio	518,858	636,412
Realized gains on sale of securities, net	5,815,777	327,410
Mark to market of short positions	(4,644,235)	7,095,451
Other revenues	3,042	2,964
Interest expense, net of interest income of $259 and $0	(8,919)	(59,828)
Administrative expense relating to portfolio investments	(31,043)	(31,414)

Total Other Income	1,653,480	7,970,995
Income before Income Taxes	148,410	6,624,889

Income Tax (Benefit) Expense	(39,946)	386,193

Net Income	$188,356	$6,238,696

Comprehensive (Loss) Income:

Net Income	$188,356	$6,238,696
Unrealized Gain (Loss) on Securities Held for Sale, Net of Deferred Income Taxes	(3,268,794)	7,664,238
Comprehensive Income (Loss)	$(3,080,438)	$13,902,934

Weighted average number of shares outstanding – basic and diluted	4,242,285	4,263,918

Net income per common equivalent share – basic and diluted	$0.04	$1.46

Dividends paid per common share	$0.10	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE SIX MONTHS ENDED

	June 30, 2010	June 30, 2009

REVENUES:

Operating Revenues – equipment sales and related services	$590,728	$638,598
Operating Revenues – cryobanking and related services	173,876	175,859

Total Revenues	764,604	814,457

Cost of Sales:

Cost of equipment sales and related services	342,290	332,349
Cost of cryobanking and related services	14,898	22,205

Total Cost of Sales	357,188	354,554

Gross Profit	407,416	459,903

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	1,523,978	1,171,651
Research and development-cryobanking and related services	102,556	94,411

Total Research and Development Expenses	1,626,534	1,266,062

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	1,299,213	1,290,491
Selling, general, and administrative- cryobanking and related services	328,895	363,952

Total Selling, General & Administrative Expenses	1,628,108	1,654,443

Total Operating Expenses	3,254,642	2,920,505

Loss from Operations	(2,847,226)	(2,460,602)

Other Income (Expenses):

Dividend income-investment portfolio	1,087,266	1,623,509
Realized gains on sale of securities, net	11,892,159	5,451,444
Mark to market of short positions	(9,416,999)	776,927
Other revenues	6,083	5,927
Interest expense, net of interest income of $1,378 and $6,526	(15,183)	(127,527)
Administrative expense relating to portfolio investments	(66,017)	(63,300)

Total Other Income	3,487,309	7,666,980

Income before Income Taxes	640,083	5,206,378
Income Tax Expense	544,146	510,967

Net Income	$95,937	$4,695,411

Comprehensive (Loss) Income:

Net Income	$95,937	$4,695,411
Unrealized Loss on Securities Held for Sale, Net of Deferred Income Taxes	(4,121,736)	(2,181,331)
Comprehensive Income (Loss)	$(4,025,799)	$2,514,080

Weighted average number of shares outstanding – basic	4,244,785	4,274,801

Net income per common equivalent share – basic	$0.02	$1.10

Weighted average number of shares outstanding-diluted	4,244,785	4,296,801

Net income per common equivalent share – diluted	$0.02	$1.09

Dividends paid per common share	$0.10	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE SIX MONTHS ENDED

	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$95,937	$4,695,411

Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	148,802	141,811
Non-cash compensation expense associated with employee stock compensation plans	—	12,082
Deferred income taxes	(2,217,697)	(1,646,620)
Bad debt allowance	(763)	—
Realized gains on sale of investments	(11,892,159)	(5,451,444)
Mark to market adjustments on options & short sales	9,416,999	(776,927)

Change in operating assets and liabilities:
Decrease (Increase) in accounts receivable	45,962	(9,441)
Increase in prepaid expenses & other current assets	(56,027)	(10,942)
Decrease (Increase) in inventory	19,966	(24,441)
Increase (Decrease) in accounts payable and accrued liabilities	45,400	(71,085)
Increase (Decrease) in income taxes payable	1,754,036	(544,710)
Increase in deferred revenue	7,318	14,866

Net cash used in operating activities	(2,632,226)	(3,671,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(199,077)	(1,498,225)
Increase in receivable due from broker	(8,980,681)	(66,740)
Increase in securities borrowed, at fair market value	7,644,439	147,874
Purchases of put and call options	(214,795)	(2,642,230)
Proceeds from sales of put and call options	8,841,903	16,219,854
Acquisition of available for sale securities	(11,172,887)	(32,326,598)
Proceeds from sale of available for sale securities	7,140,565	17,367,808

Net cash provided by (used in) investing activities	3,059,467	(2,798,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	15,800,028	42,758,318
Repayment of margin loan payable	(15,734,574)	(36,662,318)
Proceeds from loans from officers	—	1,140,000
Repayment of loans from officers	—	(1,140,000)
Repayment of bank loan	—	(1,285,000)
Proceeds from bank loan	—	250,000
Purchase of treasury stock	(110,990)	(456,001)
Dividends paid	(424,042)	(426,152)
Repayment of mortgage payable	(21,349)	(19,819)
Net cash provided by (used in) financing activities	(490,927)	4,159,028

Net decrease in cash and cash equivalents	(63,686)	(2,310,669)

Cash and cash equivalents at beginning of period	277,088	2,545,040

Cash and cash equivalents at end of period	$213,402	$234,371

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16,561	$134,053
Income taxes	$1,018,517	$2,707,010

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2009, 2008 and 2007, included in Daxor Corporation’s Annual Report and Form 10-K for the fiscal year ended December 31, 2009. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”) and under the same accounting principles as the consolidated financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 8-03 of Regulation S-X.

Management has evaluated subsequent events through the date of this filing.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 820-10 with respect to non-financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FASB ASC 820-10 did not have any impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2010.

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
June 30, 2010 (Continued)
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

Receivable from Broker

The Receivable from Brokers represents cash proceeds from the sales of securities and dividends. These proceeds are invested in dividend bearing money market accounts. Certain cash is restricted by the brokers for margin requirements. Restricted cash totaled $19,547,810 and $10,567,129 as of June 30, 2010 and December 31, 2009, respectively.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
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
June 30, 2010 (Continued)
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

Reclassifications

Certain reclassifications have been made to the Company’s June 30, 2009 condensed consolidated statement of operations to conform to the June 30, 2010 presentation.

Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method (FIFO), and consists primarily of finished goods.

Earnings per Share

The Company computes earnings per share in accordance with ASC 260 - Earnings per Share. Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. . Diluted earnings per common share are based on the average number of common shares outstanding during each period, adjusted for the effects of outstanding stock options.

The following table summarizes the earnings per share calculations for the three months ended June 30, 2010 and June 30, 2009:

	Three months ended June 30, 2010	Three months ended June 30, 2009
Basic and diluted shares	4,242,285	4,263,918
Net Income	$188,356	$6,238,696
Basic and diluted income per share	$0.04	$1.46

Certain stock options were not included in the computation of the earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totaled 55,800 and 66,300 for the three months ended June 30, 2010 and 2009, respectively

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

The following table summarizes the earnings per share calculations for the six months ended June 30, 2010 and June 30, 2009:

	Six months ended June 30, 2010	Six months ended June 30, 2009
Basic shares	4,244,785	4,274,801
Dilutions: stock options	—	22,000
Diluted shares	4,244,785	4,296,801
Net Income	$95,937	$4,695,411
Basic earnings per share	$0.02	$1.10
Diluted earnings per share	$0.02	$1.09

Certain stock options were not included in the computation of the earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totaled 55,800 and 66,300 for the six months ended June 30, 2010 and 2009, respectively

Dividends

On May 10, 2010, the Company declared a dividend of $0.10 per share. The dividend was paid on June 16, 2010 to shareholders of record on June 1, 2010. The Company paid a total dividend of $1.35 per share in 2009.

In 2008, Management instituted a policy of paying dividends when funds are available. The goal of management is to pay a total dividend of $1.00 per share in 2010 provided funds are available.

(2) AVAILABLE-FOR-SALE SECURITIES

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

Summary of Available for Sale Securities as of June 30, 2010 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$46,777,997	$28,527,440	$18,250,557	$21,382,605	$(3,132,048)
Preferred Stock	2,028,151	1,979,264	48,887	391,398	(342,511)
Total Equity Securities	$48,806,148	$30,506,704	$18,299,444	$21,774,003	$(3,474,559)

Summary of Unrealized Losses of Available for Sale Securities as of June 30, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$2,678,135	$815,297	$3,828,021	$2,659,262	$6,506,156	$3,474,559

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

Summary of Unrealized Gains on Available for Sale Securities as of June 30, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$1,360,229	$175,951	$40,939,763	$21,598,052	$42,299,992	$21,774,003

Summary of Available for Sale Securities as of December 31, 2009

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$51,207,654	$26,673,055	$24,534,599	$26,771,744	$(2,237,145)
Preferred Stock	2,063,072	1,957,094	105,978	370,187	(264,209)
Total Equity Securities	$53,270,726	$28,630,149	$24,640,577	$27,141,931	$(2,501,354)

Summary of Unrealized Losses of Available for Sale Securities as of December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$2,874,316	$1,451,436	$1,917,505	$1,049,918	$4,791,821	$2,501,354

Summary of Unrealized Gains on Available for Sale Securities as of December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$4,025,079	$696,783	$44,453,826	$26,445,148	$48,478,905	$27,141,931

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

At June 30, 2010 and December 31, 2009, available for sale securities consisted mostly of preferred and common stocks of utility companies. At June 30, 2010 and December 31, 2009, 95.84% and 96.13% of the market value of the Company’s available for sale securities was made up of common stock, respectively.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could put downward pressure on the valuation of utility stocks.

Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 80 separate common and preferred stocks. As of June 30, 2010 there were three holdings of common stock which comprised 35.70% of the total market value of the available for sale investments. These three holdings are FirstEnergy, Exelon and Entergy

It is possible that the market value of a stock may go below our cost after we purchase it even though we considered the stock to be undervalued relative to the market at the time we purchased it. When that occurs, we follow the provisions of SEC Staff Accounting Bulletin: Codification of Staff Accounting Bulletins, Topic 5-M (“SAB 5-M”): Miscellaneous Accounting, Other Than Temporary Investments in Debt and Equity Securities in determining whether an investment is other than temporarily impaired. The factors we review and/or consider include the following:

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

Unrealized Losses on Available for Sale Securities

At June 30, 2010, 65.7% or $2,283,478 of the total unrealized losses of $3,474,559 was comprised of the following two securities: $1,575,237 for Dynegy, Inc. (“Dynegy”) and $708,241 for Citigroup Inc. (“Citigroup”).

Dynegy, Inc.

At June 30, 2010, Daxor owned 213,240 shares of Dynegy with a cost basis of $11.24 per share and a market value of $3.85 per share.

Between August 4, 2010 and August 11, 2010, Daxor sold 46,180 shares of Dynegy for a total realized loss of $ 530,665. This loss will be recognized during the quarter ending September 30, 2010. The sale of these 46,180 shares reduced the cost basis of the Company’s holdings of Dynegy to $10.25 per share.

In order to generate tax savings and lower the cost basis on the remaining shares, the Company intends to sell approximately an additional 100,000 shares during the quarters ending September 30, 2010 and December 31, 2010 and recognize any related losses during the periods in which the securities are sold. If the additional 100,000 shares were sold at $2.78, the market value of August 12, 2010, the Company would incur a realized loss of $941,830 and reduce its cost basis in Dynegy to $7.33 per share on the remaining units that were owned at June 30, 2010.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

The book value of Dynegy at June 30, 2010 is $24.02 per share which is more than double our cost basis at June 30, 2010 of $11.24 per share. The stock price of Dynegy has a record of historical volatility, being at $8.90 per share in April 2009 and going up to $12.75 per share in September 2009.

Dynegy’s liquidity improved from $1.9 billion at December 31, 2009 to $2.0 billion at June 30, 2010. The liquidity at June 30, 2010 consisted of $500 million in cash on hand and marketable securities and $1.5 billion in unused availability under the company’s credit facility. Dynegy’s current ratio improved from $191 million at December 31, 2009 to $796 million at June 30, 2010.

As of August 2, 2010, the liquidity remained at approximately $2.0 billion, which consisted of $600 million in cash on hand, and marketable securities and $1.4 billion in unused availability under the company’s credit facility.

In 2009, Dynegy was able to repurchase approximately $830 million of bonds due in 2011 and 2012 which largely eliminated near term bond maturities until 2015.

Dynegy reported a net loss of $46 million for the six months ended June 30, 2010 versus a loss of $680 million for the six months ended June 30, 2009. The loss in the first six months of 2009 is largely due to assets which were sold at a loss.

According to Dynegy management, the results for the first six months of 2010 were impacted by lower demand. However, this was partially offset by stronger market pricing in two key operating regions.

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

Daxor management has determined that an impairment charge is not necessary at June 30, 2010 on Dynegy after taking the recent decline in the stock price into account because Dynegy is a geographically diverse low cost producer of electricity with a diverse generating capacity. These two factors protect the Company from being overly dependent on one region of the country or one type of commodity.

The stock price of Dynegy has decreased by 28% from July 1, 2010 through August 12, 2010, going from $3.85 per share to $2.78 per share. The stock price has a history of volatile fluctuations and it was trading as high as $12.75 in September 2009. The recent market price is well below the book value of $24.02 per share at June 30, 2010 which would seem to indicate that the stock is strongly undervalued. The recent repurchase of bonds and improved liquidity position have also helped to strengthen Dynegy’s balance sheet.

Citigroup Inc.

At June 30, 2010, Daxor owned 309,407 shares of Citigroup with a cost basis of $6.05 per share and a market value of $3.76 per share. On August 10, 2010, the market value of Citigroup was $4.00 per share which is $2.05 or 34% less than our cost basis of $6.05 per share.

During the first quarter of 2009, the stock was at $1.00 per share and as of August 10, 2010, was trading at $4.00 per share. The stock price has increased by 21% from January 1, 2010 through August 10, 2010, going from $3.31 per share to $4.00 per share.

Citigroup reported net income of $7.1 billion in the first six months of 2010 versus $5.9 billion in the first six months of 2009. Their provision for credit losses and benefits declined to $6.7 billion which is the lowest level since the first quarter of 2008. The growth in net income is attributable to improved revenues, continued monitoring of expenses and a decline in the cost of credit.

Citigroup has reduced headcount to 259, 000 at June 30, 2010 versus 375,000 at the peak level in 2007. Total Operating Expenses were 1% lower during the six months ended June 30, 2010 as compared to the same period in 2009.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP. As of December 31, 2009, the United States Treasury Department owned 27% of Citigroup’s stock.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At June 30, 2010, the Tier 1 Capital was 12.0%, Total Capital was 15.6% and Leverage was 6.6%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at June 30, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has been trending upward since the first quarter of 2009 and the profit of the core business more than doubled in 2009 versus 2008. Management at Citigroup has substantially reduced operating expenses and headcount which should help operating results in future periods. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at June 30, 2010.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at June 30, 2010 on Citigroup.

Daxor Corporation
Summary of Unrealized Losses on Dynegy, Inc and Citigroup, Inc..
As of June 30, 2010

		Less Than Twelve Months		Tweleve Months or Greater		Total
Security	Total Cost	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Dynegy, Inc.	$2,396,211	$309,001	$301,894	$511,973	$1,273,343	$820,974	$1,575,237
Citigroup, Inc.	1,871,611	—	—	1,163,370	708,241	1,163,370	708,241
Total	$4,267,822	$309,001	$301,894	$1,675,343	$1,981,584	$1,984,344	$2,283,478

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the three months ended June 30, 2010 (unaudited).

	June 30, 2010
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$274,343	$93,989	$—	$368,332

Expenses
Cost of sales	156,329	9,082	—	165,411
Research and development expenses	687,115	47,454	—	734,569
Selling, general and administrative expenses	817,469	155,953	—	973,422

Total Expenses	1,660,913	212,489	—	1,873,402

Operating loss	(1,386,570)	(118,500)	—	(1,505,070)

Investment income, net	—	—	1,659,357	1,659,357

Other income (expense)

Interest expense, net	(7,100)	(18)	(1,801)	(8,919)

Other income	3,042	—	—	3,042
Total Other Income (Expense)	(4,058)	(18)	(1,801)	(5,877)

Income (loss) before income taxes	(1,390,628)	(118,518)	1,657,556	148,410
Income tax (benefit )expense	—	—	(39,646)	(39,946)

Net income (loss)	$(1,390,628)	$(118,518)	$1,697,502	$188,356

Total assets	$5,066,572	$197,715	$74,960,559	$80,224,846

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the three months ended June 30, 2009 (unaudited).

	June 30, 2009
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$293,635	$86,785	$—	$380,420

Expenses
Cost of sales	192,310	9,776	—	202,086
Research and development expenses	641,946	47,032	—	688,978
Selling, general and administrative expenses	641,234	194,228	—	835,462
Total Expenses	1,475,490	251,036	—	1,726,526

Operating loss	(1,181,855)	(164,251)	—	(1,346,106)

Investment income, net	—	—	8,027,859	8,027,859

Other income (expense)

Interest expense, net	(7,880)	—	(51,948)	(59,828)
Other income	2,964	—	—	2,964
Total Other Income (Expense)	(4,916)	—	(51,948)	(56,864)

Income (loss) before income taxes	(1,186,771)	(164,251)	7,975,911	6,624,889

Income tax expense	22,500	1,000	362,693	386,193

Net income (loss)	$(1,209,271)	$(165,251)	$7,613,218	$6,238,696

Total assets	$4,553,201	$192,426	$70,173,256	$74,918,883

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the six months ended June 30, 2010 (unaudited).

	June 30, 2010
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$590,728	$173,876	$—	$764,604

Expenses
Cost of sales	342,290	14,898	—	357,188
Research and development expenses	1,523,978	102,556	—	1,626,534
Selling, general and administrative expenses	1,299,213	328,895	—	1,628,108

Total Expenses	3,165,481	446,349	—	3,611,830

Operating loss	(2,574,753)	(272,473)	—	(2,847,226)

Investment income, net	—	—	3,496,409	3,496,409

Other income (expense)

Interest expense, net	(14,246)	296	(1,233)	(15,183)

Other income	6,083	—	—	6,083
Total Other Income (Expense)	(8,163)	296	(1,233)	(9,100)

Income(loss) before income taxes	(2,582,916)	(272,177)	3,495,176	640,083

Income tax expense	36,000	—	508,146	544,146

Net income (loss)	$(2,618,916)	$(272,177)	$2,987,030	$95,937

Total assets	$5,066,572	$197,715	$74,960,559	$80,224,846

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the six months ended June 30, 2009 (unaudited).

	June 30, 2009
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$638,598	$175,859	$—	$814,457

Expenses
Cost of sales	332,349	22,205	—	354,554
Research and development expenses	1,207,124	94,411	—	1,301,535
Selling, general and administrative expenses	1,255,018	363,952	—	1,618,970
Total Expenses	2,794,491	480,568	—	3,275,059

Operating loss	(2,155,893)	(304,709)	—	(2,460,602)

Investment income, net	—	—	7,788,580	7,788,580

Other income (expense)

Interest expense, net	(15,775)	—	(111,752)	(127,527)
Other income	5,927	—	—	5,927

Total Other Income (Expense)	(9,848)	—	(111,752)	(121,600)

Income (loss) before income taxes	(2,165,741)	(304,709)	7,676,828	5,206,378

Income tax expense	30,000	1,000	479,967	510,967

Net income (loss)	$(2,195,741)	$(305,709)	$7,196,861	$4,695,411

Total assets	$4,553,201	$192,426	$70,173,256	$74,918,883

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

(4) LOANS AND MORTGAGE PAYABLE

LOANS PAYABLE

Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $609,756 at June 30, 2010 and $0 at December 31, 2009. The interest rate on the Company’s margin debt at June 30, 2010 was 1.099%

MORTGAGE PAYABLE

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

For the three months ended June 30, 2010, the Company recorded a loss from marking put and call options to market of ($3,384,096). For the three months ended June 30, 2009, the Company recorded income from marking put and call options to market of $6,978,826. These amounts are included in the Statements of Operations as part of mark to market of short positions.

For the six months ended June 30, 2010, the Company recorded a loss from marking put and call options to market of ($5,362,299). For the six months ended June 30, 2009, the Company recorded income from marking put and call options to market of $713,894. These amounts are included in the Statements of Operations as part of mark to market of short positions.

All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

The following summarizes the Company’s Put and Call Options as of June 30, 2010 (unaudited) and December 31, 2009:

Put and Call Options	Selling Price	Fair Market Value	Unrealized (Loss) Gain
June 30, 2010	$8,239,358	$8,245,304	$(5,946)
December 31, 2009	9,605,476	4,249,123	5,356,353

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

(6) SECURITIES BORROWED AT FAIR VALUE

The Company maintains short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The respective market values of these positions were $18,415,718 and $10,771,279 as of June 30, 2010 and December 31, 2009.

(7) CURRENT INCOME TAXES

The Company accrues income taxes in interim periods based upon its estimated annual effective tax rate.

The current income tax expense for the three months ended June 30, 2010 and 2009(unaudited) is comprised of the following:

	June 30, 2010	June 30, 2009
Regular tax and Alternative Minimum Tax (AMT)	$151,822	$(123,413)
Personal Holding Company Tax (PHC)	22,528	(60,000)
State Franchise Taxes	—	23,500
Total Current Income Tax Provision	174,350	(159,913)
Deferred Income Taxes	(214,296)	546,106
Total Income Tax Expense (Benefit)	$(39,946)	$386,193

The current income tax expense for the six months ended June 30, 2010 and 2009(unaudited) is comprised of the following:

	June 30, 2010	June 30, 2009
Regular tax and Alternative Minimum Tax (AMT)	$1,936,290	$1,521,587
Personal Holding Company Tax (PHC)	789,553	605,000
State Franchise Taxes	36,000	31,000
Total Current Income Tax Provision	2,761,843	2,157,587
Deferred Income Taxes	(2,217,697)	(1,646,620)
Total Income Tax Expense	$544,146	$510,967

(8) DEFERRED INCOME TAXES

The deferred income tax liability is comprised of the following:

	June 30, 2010 (unaudited)	December 31,2009

Deferred Tax Liabilities (Assets):
Fair market value adjustment for available-for-sale securities	$6,404,805	$8,624,202
Mark to market on short positions	(342,974)	1,874,723
Property and Equipment	128,426	128,426

	$6,190,257	$10,627,351

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

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

(9) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At June 30, 2010, stocks representing 99.97% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in four different brokerage accounts, three at UBS and one at TD Ameritrade. UBS and TD Ameritrade provide supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

Both of these brokerage houses are well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, at June 30, 2010 the fair market value of securities in excess of the SIPC insured limit is $1,656,181 and the cash on deposit in excess of the insured limit is $4,594,618.

For the three months ended June 30, 2010, the sales of Blood Volume Kits accounted for 63.25% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 60.35% of the Company’s sales of Blood Volume Kits.

For the three months ended June 30, 2009, the sales of Blood Volume Kits accounted for 76.67% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 58.13% of the Company’s sales of Blood Volume Kits.

For the six months ended June 30, 2010, the sales of Blood Volume Kits accounted for 65.16% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 58.77% of the Company’s sales of Blood Volume Kits.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

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

The Company has no legal proceedings pending. From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business.

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

The amount of rental income received from the President of the Company for the three months ended June 30, 2010 and June 30, 2009 was $3,042 and $2,964.

The amount of rental income received from the President of the Company for the six months ended June 30, 2010 and June 30, 2009 was $6,083 and $5,927.

Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh, the Chief Executive Officer and President of Daxor. He was paid $18,720 annually for the years ended December 31, 2009 and 2008. Jonathan Feldschuh is expected to provide a limited amount of consultative help in the filing of the additional patents in 2010.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Continued)
(Unaudited)

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2009-13 - “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (formerly Emerging Issues Task Force Issue No. 08-1). This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated results of operations or financial position.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. ASU 2009-14 modifies the existing scope guidance in ASC 985-605, Software Revenue Recognition, for revenue arrangements with tangible products that include software elements. This modification was made primarily due to the changes in ASC 605-25 noted previously, which further differentiated the separation and allocation guidance applicable to non-software arrangements as compared to software arrangements. Prior to the modification of ASC 605-25, the separation and allocation guidance for software and non-software arrangements was more similar. Under ASC 985-605, which was originally issued as AICPA Statement of Position 97-2, Software Revenue Recognition, an arrangement to sell a tangible product along with software was considered to be in its scope if the software was more than incidental to the product as a whole. The Company is currently evaluating the impact of adopting ASU No. 2009-14.

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

Heart Failure

Heart failure, a major cause of morbidity and mortality among the elderly, is a serious public health problem. Expenditures related to the care of heart failure patients approach $38 billion annually, which makes congestive heart failure the most expensive condition covered by Medicare. The majority of patients treated for heart failure must be treated with medications which produce drastic changes in their blood volumes.

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

The study also examined the accuracy of clinical assessment of volume status in these patients. Experienced cardiologists assessed patients’ blood volume statuses using standard laboratory tests and physical examination. When choosing between three possible choices—decreased, normal, or increased blood volume—specialists were correct only 51% of the time in evaluating these severely ill cardiac patients when compared to the direct measurement results provided by the BVA-100. This study was cited in the most recent revision of the American College of Cardiology/American Heart Association 2005 guidelines for the treatment of chronic heart failure in support of the recommendation to assess blood volume status of heart failure patients at every doctor’s visit.

Daxor is now preparing to conduct a large-scale, multi-center study as a follow-up to this earlier study. The TEAM-HF (Treatment to Euvolemia/Normovolemia by Assessment and Measured Blood Volume in Heart Failure) Study will enroll a total of 300 patients from eleven (11) participating medical centers. The TEAM-HF Study will investigate whether use of blood volume data, in addition to current standards of care, will lead to decreases in re-hospitalization and mortality, and improved function and quality of life for heart failure patients. Dr. Stuart Katz, who is now the Director of the Heart Failure Program at New York University, will extend his previous research by serving as the National Principal Investigator for this study. Data collection and management for the TEAM-HF Study will be performed by an independent organization – the Nathan S. Kline Institute for Psychiatric Research. Daxor has also retained the services of three statisticians, two of whom are faculty members at New York University, to assist with data analysis for the TEAM-HF Study. We anticipate that this study will begin enrollment in the third quarter of 2010.

In addition, Daxor is supporting a study which will determine whether use of blood volume measurement to help guide fluid removal by ultrafiltration (UF) in patients hospitalized with decompensated Heart Failure (HF) leads to improved outcomes. The 50 patients who enroll in this interventional study will undergo 4 blood volume measurements: (1) immediately before UF, (2) 30 minutes after UF is complete, (3) at 30-day follow-up and (4) at 90-day follow-up. Patients will be randomized into two groups: in the experimental group, the physician will be given the BVA-100 results, which will guide fluid removal during UF. In the control group, the physician will not be given the BVA-100 results. In this case, fluid removal will be based upon physicians’ clinical assessment. Some of the outcomes that will be compared between the two groups include survival, rehospitalization, the incidence of decreased kidney function, and the need for long-term hemodialysis. This study is currently in progress, and 17 patients have enrolled to date. The Principal Investigator for this study is Dr. Mitchell Saltzberg, the Medical Director of the Heart Failure program at the Christiana Care Health System.

Daxor is also providing support for a clinical study – along with Medtronic, Inc. – to assess whether the OptiVol® implantable cardiac device is able to provide an accurate estimate of patients’ blood volume status. At the present time, it is difficult to accurately identify increases in blood volume that may predict which patients are likely to experience a worsening of symptoms and future heart failure events. One invasive method that is sometimes used to identify early blood volume increases is Medtronic’s OptiVol® system, which continuously monitors the thoracic fluid status of heart failure patients. The objective of this study is to determine whether there is a correlation between intrathoracic impedance, as measured by Medtronic’s OptiVol® system, and total blood and plasma volume as measured by Daxor’s non-invasive BVA-100. This study is being led by Dr. Adrian Van Bakel, the Medical Director of the Heart Failure and Cardiac Transplant Program of the Medical University of South Carolina.

Critical Care/Trauma

Optimal management of fluid status is an essential component of critical care medicine. At the present time, physicians rely on imprecise clinical signs and symptoms to guide their fluid resuscitation decisions. Direct blood volume measurement can be used to take the guesswork out of volume assessment and to enable more precise and appropriate treatment.

Dr. Mihae Yu and colleagues at the Queen’s Medical Center in Honolulu, Hawaii, have been studying the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how the results have influenced their treatment decisions. Their most recent results were published in the February 2009 issue of the American Journal of Surgery. The findings were based on 86 blood volume measurements from 40 patients, and showed that blood volume measurement results led to a change in treatment plan 36% of the time. Among patients who received a pulmonary artery catheter (PAC) for hemodynamic measurements, treatment would have been changed 50% of the time if blood volume data had been available to treating physicians. Among patients who did not receive PAC measurement, treatment would have changed 33% of the time if the blood volume data had been available.

Dr. Yu recently completed a major study, partially funded by Daxor, in which blood volume measurement was conducted in the intensive care unit. The purpose of the study was to determine whether survival and length of hospital stay could be improved by incorporating blood volume measurement into treatment decisions in the intensive care unit. Some of the preliminary findings from this study were presented at the Society for Critical Care Medicine annual meeting in January 2010. These results were also recently submitted for publication to a top-tier medical journal.

Daxor is also supporting a second study of blood volume analysis in critically injured trauma patients. This study, which assesses blood volume changes over a three-day period, is being led by Dr. Marty Schreiber, Chief of Trauma at the Oregon Health and Science University. The purpose of this study is to determine whether measurement of blood volume with Daxor’s BVA-100 leads to a change in outcomes, as well as the number of tests and interventions that are conducted, relative to current standards of care for patients in the Intensive Care Unit. This study will also compare blood volume results to other hemodynamic measurements such as heart rate, blood pressure, urine output, and central venous or pulmonary artery catheter measurements. The preliminary results from this study were presented at the Western Trauma Association meeting in March 2010 and are currently under review for publication in a top-ranked medical journal.

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

Daxor recently sponsored a study of blood volume changes throughout cardiac surgery as measured by the BVA-100. This study was led by Principal Investigator Dr. Mark Nelson at the Virginia Commonwealth University. Three sequential blood volume analyses were conducted: (1) before surgery; (2) immediately after surgery; (3) and 2 hours after transfer to the intensive care unit. The hypothesis was that red cell volume would be well conserved as a result of cell salvage and transfusion practices employed in the operating room. The preliminary findings from this study demonstrated a greater than anticipated loss of red cells and total blood volume during and after surgery. These results were presented at the recent Society of Cardiovascular Anesthesiologists meeting and are expected to be published in the winter of 2010.

RESULTS OF OPERATIONS

Three months ended June 30, 2010 as compared with three months ended June 30, 2009:

Operating Revenues and Expenses

For the three months ended June 30, 2010, consolidated operating revenues decreased to $368,332 from $380,420 for the same period in 2009, a decrease of $12,088 or 3.18%. This was mainly due to a decrease in revenue from Blood volume kit sales of $14,511 or 5.69% from $254,814 to $240,303. The number of kits sold decreased by 13.98% from 880 to 757 during the current period.

There were 55 Blood Volume Analyzers placed at June 30, 2010 versus 56 at June 30, 2009. For the three months ended June 30, 2010, the Company provided 60 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 99 during the same period in 2009.

The following tables provide gross margin information on Equipment Sales & Related Services for the three months ended June 30, 2010 and June 30, 2009:

Equipment Sales and Related Services:	Kit Sales Three Months Ended June 30, 2010	Equipment Sales and Other Three Months Ended June 30, 2010	Total Three Months Ended June 30, 2010
Revenue	$240,303	$34,040	$274,343
Cost of Goods Sold	111,309	45,020	156,329
Gross Profit (Loss)	$128,994	$(10,980)	$118,014
Gross Profit (Loss) Percentage	53.7%	(32.2)%	43.0%

Equipment Sales and Related Services:	Kit Sales Three Months Ended June 30, 2009	Equipment Sales and Other Three Months Ended June 30, 2009	Total Three Months Ended June 30, 2009
Revenue	$254,814	$38,821	$293,635
Cost of Goods Sold	114,920	77,390	192,310
Gross Profit	$139,894	$(38,569)	$101,325
Gross Profit Percentage	54.9%	(99.3)%	34.5%

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

The Company had a gross loss of ($10,980) on Equipment Sales and other for the three months ended June 30, 2010 versus a gross loss for the three months ended June 30, 2009 of ($38,569). A major reason for this is that there was installation expense of $25,724 during the three months ended June 30, 2009 versus none for the current three month period.

The improvement in gross profit percentage for equipment sales and related services for the current quarter is mostly attributable to the decrease in installation expense.

Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,504,584 for the three months ended June 30, 2010 versus $1,283,180 for the same period in 2009, for an increase of $221,404 or 17.25%. The main reason for this was an increase of $169,546 in professional fees.

Research & Development expenses for Equipment Sales and Related Services were $687,115 for the three months ended June 30, 2010 versus $606,473 for the same period in 2009 for an increase of $80,642 or 13.29%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, increased to $93,989 in 2010 from $86,785 in 2009, for an increase of $7,204 or 8.30%. The main reason for this was an increase in Semen Storage and Analysis and other related fees of $5,040 for the three months ended June 30, 2010 as compared to 2009.

Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $203,407 for the three months ended June 30, 2010 versus $241,260 for the same period in 2009, for a decrease of $37,853 or 15.69%. The main reason for this was a decrease of $37,743 in professional fees.

Consolidated Operating Expenses

The total consolidated operating expenses for the second quarter of 2010 were $1,707,991 versus $1,524,440 in 2009 for an increase of $183,551 or 12.04%. The main reasons for this were increases in Research and Development costs of $81,064 and $131,803 in Professional Fees.

INVESTING SEGMENT

Unrealized Losses on Available for Sale Securities

At June 30, 2010, 65.7% or $2,283,478 of the total unrealized losses of $3,474,559 was comprised of the following two securities: $1,575,237 for Dynegy, Inc. (“Dynegy”) and $708,241 for Citigroup Inc. (“Citigroup”).

Dynegy, Inc.

At June 30, 2010, Daxor owned 213,240 shares of Dynegy with a cost basis of $11.24 per share and a market value of $3.85 per share.

Between August 4, 2010 and August 11, 2010, Daxor sold 46,180 shares of Dynegy for a total realized loss of $530,665. This loss will be recognized during the quarter ending September 30, 2010. The sale of these 46,180 shares reduced the cost basis of the Company’s holdings of Dynegy to $10.25 per share.

In order to generate tax savings and lower the cost basis on the remaining shares, the Company intends to sell approximately an additional 100,000 shares during the quarters ending September 30, 2010 and December 31, 2010 and recognize any related losses during the periods in which the securities are sold. If the additional 100,000 shares were sold at $2.78, the market value of August 12, 2010, the Company would incur a realized loss of $941,830 and reduce its cost basis in Dynegy to $7.33 per share on the remaining units that were owned at June 30, 2010.

The book value of Dynegy at June 30, 2010 is $24.02 per share which is more than double our cost basis at June 30, 2010 of $11.24 per share. The stock price of Dynegy has a record of historical volatility, being at $8.90 per share in April 2009 and going up to $12.75 per share in September 2009.

Dynegy’s liquidity improved from $1.9 billion at December 31, 2009 to $2.0 billion at June 30, 2010. The liquidity at June 30, 2010 consisted of $500 million in cash on hand and marketable securities and $1.5 billion in unused availability under the company’s credit facility. Dynegy’s current ratio improved from $191 million at December 31, 2009 to $796 million at June 30, 2010.

As of August 2, 2010, the liquidity remained at approximately $2.0 billion, which consisted of $600 million in cash on hand, and marketable securities and $1.4 billion in unused availability under the company’s credit facility.

In 2009, Dynegy was able to repurchase approximately $830 million of bonds due in 2011 and 2012 which largely eliminated near term bond maturities until 2015.

Dynegy reported a net loss of $46 million for the six months ended June 30, 2010 versus a loss of $680 million for the six months ended June 30, 2009. The loss in the first six months of 2009 is largely due to assets which were sold at a loss.

According to Dynegy management, the results for the first six months of 2010 were impacted by lower demand. However, this was partially offset by stronger market pricing in two key operating regions.

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

Daxor management has determined that an impairment charge is not necessary at June 30, 2010 on Dynegy after taking the recent decline in the stock price into account because Dynegy is a geographically diverse low cost producer of electricity with a diverse generating capacity. These two factors protect the Company from being overly dependent on one region of the country or one type of commodity.

The stock price of Dynegy has decreased by 28% from July 1, 2010 through August 12, 2010, going from $3.85 per share to $2.78 per share. The stock price has a history of volatile fluctuations and it was trading as high as $12.75 in September 2009. The recent market price is well below the book value of $24.02 per share at June 30, 2010 which would seem to indicate that the stock is strongly undervalued. The recent repurchase of bonds and improved liquidity position have also helped to strengthen Dynegy’s balance sheet.

Citigroup Inc.

At June 30, 2010, Daxor owned 309,407 shares of Citigroup with a cost basis of $6.05 per share and a market value of $3.76 per share. On August 10, 2010, the market value of Citigroup was $4.00 per share which is $2.05 or 34% less than our cost basis of $6.05 per share.

During the first quarter of 2009, the stock was at $1.00 per share and as of August 10, 2010, was trading at $4.00 per share. The stock price has increased by 21% from January 1, 2010 through August 10, 2010, going from $3.31 per share to $4.00 per share.

Citigroup reported net income of $7.1 billion in the first six months of 2010 versus $5.9 billion in the first six months of 2009. Their provision for credit losses and benefits declined to $6.7 billion which is the lowest level since the first quarter of 2008. The growth in net income is attributable to improved revenues, continued monitoring of expenses and a decline in the cost of credit.

Citigroup has reduced headcount to 259, 000 at June 30, 2010 versus 375,000 at the peak level in 2007. Total Operating Expenses were 1% lower during the six months ended June 30, 2010 as compared to the same period in 2009.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP. As of December 31, 2009, the United States Treasury Department owned 27% of Citigroup’s stock.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At June 30, 2010, the Tier 1 Capital was 12.0%, Total Capital was 15.6% and Leverage was 6.6%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at June 30, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has been trending upward since the first quarter of 2009 and the profit of the core business more than doubled in 2009 versus 2008. Management at Citigroup has substantially reduced operating expenses and headcount which should help operating results in future periods. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at June 30, 2010.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at June 30, 2010 on Citigroup.

Daxor Corporation
Summary of Unrealized Losses on Dynegy, Inc and Citigroup, Inc..
As of June 30, 2010

		Less Than Twelve Months		Tweleve Months or Greater		Total
Security	Total Cost	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Dynegy, Inc.	$2,396,211	$309,001	$301,894	$511,973	$1,273,343	$820,974	$1,575,237
Citigroup, Inc.	1,871,611	—	—	1,163,370	708,241	1,163,370	708,241
Total	$4,267,822	$309,001	$301,894	$1,675,343	$1,981,584	$1,984,344	$2,283,478

Dividend Income

Dividend income earned on the Company’s security portfolio for the three months ended June 30, 2010 was $518,558 versus $636,412 for the same period in 2009 for a decrease of $117,854 or 18.52%.

Investment Gains (Losses)

Gains on the sale of investments were $5,815,777 for the three months ended June 30, 2010 versus $327,410 for the same period in 2009 for an increase of $5,488,367. For the current quarter, the Company had a loss from the marking to the market of short positions of stocks and put and call options of ($4,644,235) versus a gain of $7,095,451 for the same period in 2009. Interest expense net of interest income was $8,919 for the three months ended June 30, 2010 versus $59,828 for the three months ended June 30, 2009. Administrative expenses relating to portfolio investments were $31,043 in 2010 versus $ 31,414 for the same period in 2009.

RESULTS OF OPERATIONS

Six months ended June 30, 2010 as compared with six months ended June 30, 2009:

Operating Revenues and Expenses

For the six months ended June 30, 2010, consolidated operating revenues decreased to $764,604 from $814,457 for the same period in 2009, a decrease of $49,853 or 6.12%. This was mainly due to a decrease in revenue from Blood volume kit sales of $51,354 or 9.10% from $564,266 to $512,912. The number of kits sold decreased by 12.43% from 1,851 to 1,621 during the current period.

There were 55 Blood Volume Analyzers placed at June 30, 2010 versus 56 at June 30, 2009. For the six months ended June 30, 2010, the Company provided 167 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 204 during the same period in 2009.

The following tables provide gross margin information on Equipment Sales & Related Services for the six months ended June 30, 2010 and June 30, 2009:

Equipment Sales and Related Services:	Kit Sales Six Months Ended June 30, 2010	Equipment Sales and Other Six Months Ended June 30, 2010	Total Six Months Ended June 30, 2010
Revenue	$512,912	$77,816	$590,728
Cost of Goods Sold	246,487	95,803	342,290
Gross Profit (Loss)	$266,425	$(17,987)	$248,438
Gross Profit (Loss) Percentage	51.9%	(23.1)%	42.0%

Equipment Sales and Related Services:	Kit Sales Six Months Ended June 30, 2009	Equipment Sales and Other Six Months Ended June 30, 2009	Total Six Months Ended June 30, 2009
Revenue	$564,266	$74,332	$638,598
Cost of Goods Sold	222,335	110,014	332,349
Gross Profit (Loss)	$341,931	$(35,682)	$306,249
Gross Profit (Loss) Percentage	60.6%	(48.0)%	48.0%

A major reason for the decrease in gross profit percentage on kit sales during the current six month period was price increases of between 4%-10% on various items used in production of blood volume kits. These additional costs were not passed on to our customers, contributing to a reduction in our gross profit percentage on kit sales.

The additional revenues for Equipment Sales and Other during the current and previous six month period consist almost entirely of shipping charges and service contract revenue.

The Company had a gross loss of ($17,987) on Equipment Sales and Other for the six months ended June 30, 2010 versus a gross loss for the six months ended March 31, 2009 of ($35,682). A major reason for this is that the Company still incurs costs for items such as convenience kit production and related supplies even if no Blood Volume Analyzers are sold.

The decline in gross profit percentage for equipment sales and related services for the six month period is mostly attributable to the following factors:

•	A difference of $44,405 in inventory valuation adjustments between the current and previous six month periods.
•	$34,000 removed from Cost of Goods Sold and capitalized during the six months ended June 30, 2009 versus $17,000 during the current period.
•	Price increases of between 4%-10% on various items used in production of blood volume kits which were not passed on to our customers.

Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $2,823,191 for the six months ended June 30, 2010 versus $2,462,142 for the same period in 2009, for an increase of $361,049 or 14.66%. The main reasons for this were increases in Research and Development expenses of $352,327 and Professional Fees of $147,442.

Research & Development expenses for Equipment Sales and Related Services were $1,523,978 for the six months ended June 30, 2010 versus $1,171,651 for the same period in 2009 for an increase of $352,327 or 30.07%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $173,876 in 2010 from $175,859 in 2009, for a decrease of $1,983 or 1.12%.

Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $431,451 for the six months ended June 30, 2010 versus $458,363 for the same period in 2009, for a decrease of $26,912 or 5.87%. The main reason for this was a decrease of $29,377 in professional fees.

Consolidated Operating Expenses

The total consolidated operating expenses for the first six months of 2010 were $3,254,642 versus $2,920,505 in 2009 for an increase of $334,137 or 11.44%. A major reason for this was the increase in Research and Development Expenses of $360,472 from $1,266,062 in 2009 to $1,626,534 during the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

As of June 30, 2010, cash and cash equivalents totaled $213,402 versus $277,088 at December 31, 2009. Cash used in operating activities was $2,632,226 for the six month period ended June 30, 2010. The decrease was primarily due to funding the loss from operations of $2,847,226 for the current six month period.

Cash provided by investing activities was $3,059,467 for the six months ended June 30, 2010. This increase is mainly attributable to the proceeds from sales of put and calls options of $8,841,903 and available for sale securities of $7,140,565 which were largely offset by the acquisition of available for sale securities of $11,172,887.

A total of $490,927 of cash was used during the current six month period in financing activities and this was primarily due to the payment of a dividend of $424,042.

Investing Segment

Dividend Income

Dividend income earned on the Company’s security portfolio for the six months ended June 30, 2010 was $1,087,266 versus $1,623,509 for the same period in 2009 for a decrease of $536,243 or 33.03%. The main reason for this decrease was the receipt of a onetime special dividend of $282,425 on a stock which was in the Company’s investment portfolio at March 31, 2009.

Investment Gains (Losses)

Gains on the sale of investments were $11,892,159 for the six months ended June 30, 2010 versus $5,451,444 for the same period in 2009 for an increase of $6,440,715. For the current period, the Company had a loss from the marking to the market of short positions of stocks and put and call options of ($9,416,999) versus a gain of $776,927 for the same period in 2009. Interest expense net of interest income was $15,183 for the six months ended June 30, 2010 versus $127,527 for the six months ended June 30, 2009. Administrative expenses relating to portfolio investments were $66,017 in 2010 versus $63,300 for the same period in 2009.

The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two. The Company’s portfolio has maintained a net value above historical cost for each of the past 102 consecutive quarters.

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

Our critical accounting policies, are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of and for the three and six month periods ended June 30, 2010.

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

At June 30, 2010 and December 31, 2009, available for sale securities consisted mostly of preferred and common stocks of utility companies. At June 30, 2010 and December 31, 2009, 95.84% and 96.13% of the market value of the Company’s available for sale securities is made up of common stock, respectively.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could put downward pressure on the valuation of utility stocks

Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 80 separate common and preferred stocks. As of June 30, 2010 there were three holdings of common stock which comprised 35.70% of the total market value of the available for sale investments. These three holdings are FirstEnergy, Exelon and Entergy.

The Company is not exposed to any foreign currency risk or commodity price risk through its holdings of equity securities and put and call options.

The Company is not exposed to any interest rate risk since it does not have any long term debt other than a fixed rate mortgage securing real property in Oak Ridge, Tennessee.

Summary of Available for Sale Securities as of June 30, 2010 (Unaudited)

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain (Loss)
Common Stock	$46,777,997	$28,527,440	$18,250,557
Preferred Stock	2,028,151	1,979,264	48,887
Total Portfolio	$48,806,148	$30,506,704	$18,299,444

Summary of Unrealized Losses of Available for Sale Securities as of June 30, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$2,678,135	$815,297	$3,828,021	$2,659,262	$6,506,156	$3,474,559

Summary of Unrealized Gains on Available for Sale Securities as of June 30, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$1,360,229	$175,951	$40,939,763	$21,598,052	$42,299,992	$21,774,003

Summary of Proceeds Received and Market Valuation as of June 30, 2010 (Unaudited)
Put and Call Options

Total Proceeds Received on open positions at 1/1/10	Sale of Options from 1/1/10-6/30/10	Expirations and Assignments of Options from 1/1/10-6/30/10	Proceeds Received on open positions at 6/30/10	Market Value at 6/30/10	Unrealized (Depreciation) at 6/30/10
$9,605,476	$8,841,903	$10,208,021	$8,239,358	$8,245,304	$(5,946)

Summary of Available for Sale Securities as of December 31, 2009

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain
Common Stock	$51,207,654	$26,673,055	$24,534,599
Preferred Stock	2,063,072	1,957,094	105,978
Total Portfolio	$53,270,726	$28,630,149	$24,640,577

Summary of Proceeds Received and Market Valuation as of 12/31/09
Put and Call Options

Total Proceeds Received on open positions at 1/1/09	Sale of Options from 1/1/09-12/31/09	Expirations and Assignments of Options from 1/1/09-12/31/09	Proceeds Received on open positions at 12/31/09	Market Value at 12/31/09	Unrealized Appreciation at 12/31/09
$13,811,975	$26,044,493	$30,250,992	$9,605,476	$4,249,123	$5,356,353

Summary of Unrealized Losses on Available for Sale Securities as of December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$2,874,316	$1,451,436	$1,917,505	$1,049,918	$4,791,821	$2,501,354

Summary of Unrealized Gains on Available for Sale Securities as of December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$4,025,079	$696,783	$44,453,826	$26,445,148	$48,478,905	$27,141,931

Item 4T. Controls and Procedures

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended June 30, 2010 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. During the quarter ended June 30, 2010, there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

The Company’s management and board of directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has no  legal proceedings pending. From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business.

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

In June 2010, Dr. Feldschuh was subpoenaed to testify at a deposition by the staff of the Northeast Regional Office of the SEC. He was represented by counsel and testified under oath for approximately seven hours.

At the deposition, Dr. Feldschuh reviewed the progress the Company has made in developing the Blood Volume Analyzer. A major problem in the late 1980’s and mid 1990’s was that there was only a single supplier in the United States of Albumin I-131 and for eight years that supplier was unable to receive approval from the United States Food and Drug Administration to distribute this product which is essential to measuring blood volume.

With assistance from Daxor, that Company was able to achieve FDA approval for distribution of this product. Daxor did not receive approval until 2000 from the FDA for the blood volume kit which it had invented for use in blood volume measurement and the BVA-100 Blood Volume Analyzer.

The Company went through initial beta testing of the Blood Volume Analyzer from 1999 to 2000 and late stage beta testing from 2000 to 2002. The initial beta testing was confined largely to major institutions such as the Cleveland Clinic and the Mayo Clinic and demonstrated the fact that the instrument needed significant further improvements. In 2002, the Company initiated a full scale marketing effort which continues in 2010.

An additional problem with marketing the instrument is that all medical radio-isotope instruments are classified as high complexity instruments which mean they require special licensed personnel which can negatively impact the potential market for the instrument. In our Form 10-K for the year ended December 31, 2007 filed on March 31, 2008, we described in detail the multitude of changes that were made to the BVA-100. Of particular importance is that as a result of these changes and automated quality assurance testing, the machine was reclassified as a medium complexity instrument under CLIA (Clinical Laboratory Improvement Act). The significance of this designation is that the machine can now be installed in physicians’ offices and they usually require a much more modest amount of specialist training.

At the deposition, Dr. Feldschuh also reviewed in detail the Company’s policy of investing in utility stocks and the utilization of stock options. This policy is extensively described in other parts of this document and previous 10-Q and 10-K filings. The policy of investing in utility stocks dates back to 1982 when Richard Razzetti, now of UBS suggested to Dr. Feldschuh that investing in utility stocks would be helpful for the Company’s cash management policy because of their record of dividend payments. Dr. Feldschuh has had a professional relationship with Mr. Razetti for 48 years. The Company’s other prime broker is Jacqueline Willens, also of UBS. The Company has had a professional relationship with Ms. Willens for 25 years. A recent article in Barrons on the best 100 female financial advisors in the United States ranked Ms. Willens number seven.

In addition to Dr. Feldschuh’s testimony, the Company also provided the SEC with documents as an update to their responses to the Wells Notices which were originally prepared in 2006 and 2009.

Dr. Feldschuh has sole authority over the management of the Company’s investment portfolio. The investment income generated by his management of the portfolio has been instrumental in offsetting the Company’s increasing operating losses and allowing the marketing and research and development efforts to continue. If the Company had followed a strategy of investing in treasury bills, the return on invested capital would have been substantially lower and Daxor would have gone bankrupt by 2006 or earlier.

The issue of whether or not Daxor was an Investment Company instead of an Operating Company was originally raised in 1984 when the Company filed for a secondary offering. Daxor had originally been incorporated in 1970 and was two weeks away from bankruptcy in June 1974 when Dr. Feldschuh became President of the Company and signed personally for the Company’s liabilities.

The Company filed for the secondary offering in 1983 to raise funds for the development of the Blood Volume Analyzer. The Company returned to operating profitability in 1975.  This offering was completed in April 1985 through a combination of stocks and warrants which raised $7 million for the Company.

In 1984 the Company had already invested most of  it’s cash and and had margin debt related to investments in electric utilities. Dr. Feldschuh and Counsel met with Mr. Stanley Judd of the SEC in Washington D.C. where Dr. Feldschuh described the Company’s activities to date and the reasons for investing in utility stocks instead of treasury bills. After the meeting, the offering was allowed to proceed.

In 1992, the Company received an unsolicited takeover offer which resulted in fluctuations in the price of the stock and the SEC investigated the offer. The activities of the Company’s Officers and Directors were also examined by the SEC and the offer was subsequently withdrawn. Daxor was not a target of the investigation.  As part of the investigation, Dr. Feldschuh testified for three days and several hours of the testimony was devoted to Daxor’s investment policies and use of cash.  At the end of the investigation, the Company was not found to have engaged in any improper activities.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 29, 2010.

The Company has a significant dependence on a single individual, Dr. Joseph Feldschuh, who is the CEO of the Company.  Dr. Feldschuh is the Chief Scientist of the Company and is believed to have more experience with blood volume measurement than any other physician in the United States. He is also the co-inventor of the BVA-100, the inventor of the blood volume kit and a new Blood Volume Analyzer which will incorporate a method for total body albumin analysis.

He is involved in assisting and advising various physician groups that are conducting research.  His scientific knowledge would be difficult to replace. However, if Dr. Feldschuh was unable to continue in his present scientific capacity, there are individuals currently working for Daxor who would be able to continue his activities in this area.

Dr. Feldschuh is currently writing three different books on the Blood Volume Management with the help of two assistants and each book is directed at a different segment of the medical community. These books are expected to be ready for publication by the end of 2011. These books could not be completed without Dr. Feldschuh’s expertise. However, there are enough physicians with sufficient experience in the use of the Blood Volume Analyzer who would be able to expand the clinical use and research on the Blood Volume Analyzer without Dr. Feldschuh’s input.

In 2009, the members of the Board of Directors determined that it was in the best interests of employees and shareholders to address the issue of leadership succession in case Dr. Feldschuh was unable to continue in his current roles. His son, Jonathan Feldschuh, who is the co-inventor of the BVA-100 that is currently in use, would take over the scientific responsibilities until a permanent Chief Scientific Officer could be found.  Jonathan Feldschuh currently works for Daxor as a consultant on a limited basis.

However, Dr. Feldschuh is also the sole individual responsible for investment decisions with respect to the Company’s investment portfolio.  The Company’s investment goals, strategies and policies are described in detail in this filing and previous quarterly and annual filings. These goals, strategies and policies have been largely developed by Dr. Feldschuh utilizing financial newspapers and a single advisory service. There are no computer algorithms used in the management of the investment portfolio.  Dr. Feldschuh manages the portfolio and is assisted by a single part time administrative assistant who has no role in any of the investment decisions.

The loss of his services in this area would be expected to result in a material reduction in return on the Company’s assets.  Dr. Feldschuh has no formal training in business and has been primarily educated and trained as a Physician and a Scientist with significant knowledge of mathematics, biology and related sciences.

The Company has maintained and increased spending on research and development even as operating losses have increased. In order to help fund the operating loss and allow the Company’s research and development efforts to continue, Dr. Feldschuh decided to increase the amount of option trading. The option trading had previously been a part of the Company’s investment strategy. This allowed the Company to earn significantly increased returns during a period of extreme volatility in the markets.

Dr. Feldscshuh recommended that the assets in the Company’s investment portfolio not be entrusted to any financial manager, hedge fund or asset manager in case he is no longer able to function in his role of managing the Company’s investment portfolio. The Board of Directors approved Dr. Feldschuh’s recommendation that no funds from the Company’s portfolio would be transferred to a hedge fund or financial manager for management and the positions in utility stocks would be kept in an effort to maintain the current level of dividend income.

In the event that Dr. Feldschuh is unable to continue in his role of managing the Company’s investment portfolio, no new option positions would be initiated and Michael Feldschuh, the son of Dr. Joseph Feldschuh would assist in the process of closing the option positions that would be open at the time Dr. Feldschuh is unable to continue in his current capacity. Michael Feldschuh has eighteen years of experience as a hedge fund manager. The Company would then be limited to dividend income from it’s portfolio of available for sale securities which may not be enough to cover operating losses. The Board of Directors would then determine what appropriate steps should be taken.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 23, 2010.

The individuals named below were elected as directors, each to serve until the next Annual Meeting or until his successor is duly elected and qualified. Shares voted were as follows:

Name of Director	For	Withheld	Broker Non-Votes
Joseph Feldschuh, M.D.	3,346,677	238,776	404,833
Robert Willens	3,574,447	11,006	404,833
James A. Lombard	3,574,047	11,406	404,833
Martin S. Wolpoff	3,574,247	11,206	404,833
Mario Biaggi, Jr. Esq.	3,574,147	11,306	404,833
Bernhard Saxe, Esq.	3,573,972	11,481	404,833
Philip Hudson	3,574,547	10,906	404,833

At such meeting, the stockholders approved Proposal 2, ratifying the approval of Rotenberg, Meril Solomon Bertiger & Guttilla PC as our independent registered accounting firm. The votes for Proposal 2 were as follows:

For	Against	Abstain
3,974,781	14,313	1,192

At such meeting, the stockholders approved Proposal 3, ratifying a non-binding resolution regarding the compensation of the Company’s named executives.

For	Against	Abstain
3,905,633	52,048	32,605

Item 5. Other Information

None.

Item 6. Exhibits to Quarterly Report on Form 10-Q

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d)of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 12, 2010	By:	/s/ JOSEPH FELDSCHUH, M.D.
JOSEPH FELDSCHUH, M.D.,
President Chief Executive Officer Chairman of the Board of Directors Principal Executive Officer