Form 10-Q
period 2010-09-30
DAXOR CORP
filed 2010-11-12
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED September 30, 2010
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

Large Accelerated filer	☐	Accelerated Filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS:COMMON STOCK	4,226,837 OUTSTANDING AT November 8, 2010
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED September 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107,043	$277,088
Receivable from broker	22,958,895	16,629,427
Available-for-sale securities, at fair value	58,074,095	53,270,726
Accounts receivable, net of allowance for doubtful accounts of $112,787 in 2010 and $92,421 in 2009	287,784	240,615
Inventory	381,954	454,407
Prepaid expenses and other current assets	173,795	104,431
Total Current Assets	81,983,566	70,976,694

Property and equipment, net	4,227,352	4,173,138
Other assets	37,158	37,158

Total Assets	$86,248,076	$75,186,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$563,331	$533,631
Loans payable	3,638,537	—
Income taxes payable	3,074,248	943,075
Mortgage payable, current portion	45,935	43,431
Put and call options, at fair value	5,470,803	4,249,123
Securities borrowed, at fair value	15,632,373	10,771,279
Deferred revenue	67,162	46,902
Deferred income taxes	9,128,483	10,627,351
Total Current Liabilities	37,620,872	27,214,792

LONG TERM LIABILITIES

Mortgage payable, less current portion	312,107	346,861

Total Liabilities	37,932,979	27,561,653

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,226,837 and 4,250,318 shares at September 30, 2010 and December 31, 2009, respectively	53,165	53,165
Additional paid in capital	10,675,228	10,675,228
Accumulated other comprehensive income	15,724,214	16,016,375
Retained earnings	33,460,262	32,241,597
Treasury stock, at cost, 1,089,713 and 1,066,232 shares at September 30, 2010 and December 31, 2009, respectively	(11,597,772)	(11,361,028)
Total Stockholders’ Equity	48,315,097	47,625,337
Total Liabilities and Stockholders’ Equity	$86,248,076	$75,186,990

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	September 30, 2010	September 30, 2009
REVENUES:

Operating Revenues – equipment sales and related services	$368,201	$330,286
Operating Revenues – cryobanking and related services	85,080	84,090

Total Revenues	453,281	414,376

Cost of Sales:

Cost of equipment sales and related services	174,014	166,910
Cost of cryobanking and related services	11,728	11,840

Total Cost of Sales	185,742	178,750

Gross Profit	267,539	235,626

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	642,143	637,895

Research and development-cryobanking and related services	52,587	45,941

Total Research and Development Expenses	694,730	683,836

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	651,639	611,216
Selling, general, and administrative- cryobanking and related services	206,035	188,007

Total Selling, General & Administrative Expenses	857,674	799,223

Total Operating Expenses	1,552,404	1,483,059

Loss from Operations	(1,284,865)	(1,247,433)

Other Income (Expenses):

Dividend income-investment portfolio	635,678	729,731
Realized gains on sale of securities, net	2,370,510	4,482,999
Mark to market of short positions	2,735,102	(1,185,688)
Other revenues	3,041	2,964
Interest expense, net of interest income of $456 and $8,590	(20,323)	(37,898)
Administrative expense relating to portfolio investments	(35,227)	(45,986)

Total Other Income	5,688,781	3,946,122

Income before Income Taxes	4,403,916	2,698,689

Income Tax Expense	1,799,112	72,847
Net Income	$2,604,804	$2,625,842

Comprehensive Income:

Net Income	$2,604,804	$2,625,842
Unrealized Gain on Securities Held for Sale, Net of Deferred Income Taxes	3,829,575	3,608,065
Comprehensive Income	$6,434,379	$6,233,907

Weighted average number of shares outstanding – basic and diluted	4,232,691	4,250,518

Net income per common equivalent share – basic and diluted	$0.62	$0.62

Dividends paid per common share	$0.25	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE NINE MONTHS ENDED

	September 30, 2010	September 30, 2009
REVENUES:

Operating Revenues – equipment sales and related services	$958,929	$968,884
Operating Revenues – cryobanking and related services	258,956	259,949

Total Revenues	1,217,885	1,228,833

Cost of Sales:

Cost of equipment sales and related services	516,304	499,259
Cost of cryobanking and related services	26,626	34,045

Total Cost of Sales	542,930	533,304

Gross Profit	674,955	695,529

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	2,166,121	1,845,019
Research and development-cryobanking and related services	155,143	140,352

Total Research and Development Expenses	2,321,264	1,985,371

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	1,950,852	1,866,234
Selling, general, and administrative- cryobanking and related services	534,930	551,959

Total Selling, General & Administrative Expenses	2,485,782	2,418,193

Total Operating Expenses	4,807,046	4,403,564

Loss from Operations	(4,132,091)	(3,708,035)

Other Income (Expenses):

Dividend income-investment portfolio	1,722,944	2,353,240
Realized gains on sale of securities, net	9,936,557	9,934,443
Mark to market of short positions	(2,355,785)	(408,761)
Other revenues	9,124	8,891
Interest expense, net of interest income of $1,378 and $6,526	(35,506)	(165,425)
Administrative expense relating to portfolio investments	(101,244)	(109,286)

Total Other Income	9,176,090	11,613,102

Income before Income Taxes	5,043,999	7,905,067
Income Tax Expense	2,343,258	583,814
Net Income	$2,700,741	$7,321,253

Comprehensive Income:

Net Income	$2,700,741	$7,321,253
Unrealized (Loss) Gain on Securities Held for Sale, Net of Deferred Income Taxes	(292,161)	1,426,733
Comprehensive Income	$2,408,580	$8,747,986

Weighted average number of shares outstanding – basic	4,240,753	4,266,707

Net income per common equivalent share – basic	$0.64	$1.72

Weighted average number of shares outstanding-diluted	4,240,753	4,288,707

Net income per common equivalent share – diluted	$0.64	$1.71

Dividends paid per common share	$0.35	$0.35

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE NINE MONTHS ENDED

	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,700,741	$7,321,253
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	222,737	211,271
Non-cash compensation expense associated with employee stock compensation plans	—	14,681
Deferred income taxes	(1,282,320)	(1,794,311)
Bad debt allowance	20,366	3,776
Gain on sale of fixed assets	(52,533)	—
Loss on disposal of fixed assets	285	16,433
Realized gains on sale of investments	(9,936,557)	(9,934,443)
Non cash dividend income	—	(1,938)
Mark to market adjustments on options & short sales	2,355,785	408,761

Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(67,535)	24,351
Increase in prepaid expenses & other current assets	(69,364)	(646,803)
(Increase) Decrease in inventory	72,453	(49,837)
Increase (Decrease) in accounts payable and accrued liabilities	29,700	(147,331)
Increase in income taxes payable	2,131,173	386,042
Increase in deferred revenue	20,260	29,871

Net cash used in operating activities	(3,854,809)	(4,158,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(289,703)	(1,914,491)
Proceeds from sale of fixed assets	65,000
Increase in receivable due from broker	(5,176,245)	(8,438,475)
Increase in securities borrowed, at fair market value	4,861,094	8,935,734
Purchases of put and call options	(419,080)	(2,697,775)
Proceeds from sales of put and call options	14,344,491	22,504,260
Acquisition of available for sale securities	(21,818,503)	(34,514,941)
Proceeds from sale of available for sale securities	11,383,466	31,618,787

Net cash provided by investing activities	2,950,520	15,493,099

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	29,622,601	47,784,335
Repayment of margin loan payable	(27,137,287)	(58,563,144)
Proceeds from loans from officers	—	1,140,000
Repayment of loans from officers	—	(1,140,000)
Repayment of bank loan	—	(1,285,000)
Proceeds from bank loan	—	250,000
Purchase of treasury stock	(236,744)	(488,396)
Dividends paid	(1,482,076)	(1,488,781)
Repayment of mortgage payable	(32,250)	(29,926)
Net cash provided by (used in) financing activities	734,244	(13,820,912)

Net decrease in cash and cash equivalents	(170,045)	(2,486,037)

Cash and cash equivalents at beginning of period	277,088	2,545,040

Cash and cash equivalents at end of period	$107,043	$59,003

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:

Interest	$37,340	$180,541
Income taxes	$1,556,483	$2,873,491

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2009, 2008 and 2007, included in Daxor Corporation’s Annual Report and Form 10-K for the fiscal year ended December 31, 2009. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 820-10 with respect to non-financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FASB ASC 820-10 did not have any impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2010.

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
September 30, 2010 (Continued)
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

Receivable from Broker

The Receivable from Brokers includes cash proceeds from the sales of securities and dividends. These proceeds are invested in dividend bearing money market accounts. The restricted cash is held by the brokers to satisfy margin requirements.

The following table summarizes Receivable from Broker at September 30, 2010 and December 31, 2009:

Description	(Unaudited) September 30, 2010	December 31, 2009
Money Market Accounts	$7,215,521	$6,062,298
Restricted Cash	15,743,374	10,567,129
Total Receivable from Broker	$22,958,895	$16,629,427

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

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
September 30, 2010 (Continued)
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

Reclassifications

Certain reclassifications have been made to the Company’s September 30, 2009 condensed consolidated statement of operations to conform to the September 30, 2010 presentation.

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

The following table summarizes the earnings per share calculations for the three months ended September 30, 2010 and September 30, 2009:

	Three months ended September 30, 2010	Three months ended September 30, 2009
Basic and diluted shares	4,232,691	4,250,518
Net Income	$2,604,804	$2,625,842
Basic and diluted income per share	$0.62	$0.62

Certain stock options were not included in the computation of the earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totaled 55,800 and 66,300 for the three months ended September 30, 2010 and 2009, respectively

The following table summarizes the earnings per share calculations for the nine months ended September 30, 2010 and September 30, 2009:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Basic shares	4,240,753	4,266,707
Dilutions: stock options	—	22,000
Diluted shares	4,240,753	4,288,707
Net Income	$2,700,741	$7,321,253
Basic earnings per share	$0.64	$1.72
Diluted earnings per share	$0.64	$1.71

Certain stock options were not included in the computation of the earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totaled 54,800 and 67,300 for the nine months ended September 30, 2010 and 2009, respectively

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

Dividends

The Company has paid a total dividend of $0.35 for the nine months ended September 30, 2010 as follows: $0.10 per share on June 16, 2010 and $0.25 per share on September 30, 2010. The Company paid a total dividend of $1.35 per share in 2009.

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

(2) AVAILABLE-FOR-SALE SECURITIES

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

Summary of Available for Sale Securities as of September 30, 2010 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$55,878,129	$32,072,963	$23,805,166	$25,287,525	$(1,482,359)
Preferred Stock	2,195,966	1,979,264	216,702	517,330	(300,628)
Total Equity Securities	$58,074,095	$34,052,227	$24,021,868	$25,804,855	$(1,782,987)

Summary of Unrealized Losses of Available for Sale Securities as of September 30, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$4,377,210	$313,552	$3,171,185	$1,469,435	$7,548,395	$1,782,987

Summary of Unrealized Gains on Available for Sale Securities as of September 30, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$6,207,798	$553,704	$44,317,902	$25,251,151	$50,525,700	$25,804,855

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

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

At September 30, 2010 and December 31, 2009, available for sale securities consisted mostly of preferred and common stocks of utility companies. At September 30, 2010 and December 31, 2009, 96.22% and 96.13% of the market value of the Company’s available for sale securities was made up of common stock, respectively.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could put downward pressure on the valuation of utility stocks.

Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company believes that it’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 87 separate common and preferred stocks. As of September 30, 2010 there were three holdings of common stock which comprised 32.67% of the total market value of the available for sale investments. These three holdings are FirstEnergy, Exelon and Entergy

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

It is possible that the market value of a stock may go below our cost after we purchase it even though we considered the stock to be undervalued relative to the market at the time we purchased it. When that occurs, we follow the provisions of SEC Staff Accounting Bulletin: Codification of Staff Accounting Bulletins, Topic 5-M (“SAB 5-M”): Miscellaneous Accounting, Other Than Temporary Investments in Debt and Equity Securities in determining whether an investment is other than temporarily impaired. The factors we review and/or consider include the following:

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

Unrealized Losses on Available for Sale Securities

At September 30, 2010, 53.3% or $950,571 of the total unrealized losses of $1,782,987 was comprised of the following two securities: $292,163 for Dynegy, Inc. (“Dynegy”) and $658,408 for Citigroup Inc. (“Citigroup”).

Dynegy, Inc.

At September 30, 2010, Daxor owned 88,000 shares of Dynegy with a cost basis of $8.19 per share and a market value of $4.87 per share. On November 1, 2010 the market value of Dynegy was $4.57 which is $3.62 or 44% less than our cost basis of $8.19 per share.

On November 1, 2010, Dynegy announced that the Federal Energy Regulatory Commission (“FERC”) had approved the acquisition of Dynegy by The Blackstone Group LP. The sale must still be approved by Dynegy shareholders. Dynegy management has stated that it feels the sale is in the best interest of the shareholders.

The Blackstone Group announced in August it would pay $4.50 per share and assume more than $4 billion in Dynegy debt to take the company private. The deal is expected to close before the end of November 2010.

The Company sold 129,000 shares of Dynegy during the quarter ended September 30, 2010 for a total realized loss of $1,144,425. These realized losses are included in the results for the period ended September 30, 2010.

The Company sold 23,000 shares of Dynegy from October 1, 2010 through November 10, 2010 for a realized loss of $110,000. The Company recorded this loss of $110,000 as an impairment charge during the quarter ended September 30, 2010. As of November 10, 2010, the Company owned 65,000 shares of Dynegy with a cost basis of $7.79 per share.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

Citigroup Inc.

At September 30, 2010, Daxor owned 329,407 shares of Citigroup with a cost basis of $5.90 per share and a market value of $3.91 per share. On November 1, 2010, the market value of Citigroup was $4.15 per share which is $1.75 or 30% less than our cost basis of $5.90 per share.

During the first quarter of 2009, the stock was at $1.00 per share and as of November 1, 2010, was trading at $4.15 per share. The stock price has increased by 25% from January 1, 2010 through November 1, 2010, going from $3.31 per share to $4.15 per share.

Citigroup reported net income of $9.3 billion in the first nine months of 2010 versus $6.0 billion in the first nine months of 2009. Their provision for credit losses and benefits declined to $5.9 billion which is the lowest level since the second quarter of 2007. The growth in net income is attributable to improved revenues, continued monitoring of expenses and a decline in the cost of credit.

Citigroup has reduced headcount to 258, 000 at September 30, 2010 versus 375,000 at the peak level in 2007. Total Operating Expenses were 2% lower during the nine months ended September 30, 2010 as compared to the same period in 2009.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP. As of December 31, 2009, the United States Treasury Department owned 27% of Citigroup’s stock.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At September 30, 2010, the Tier 1 Capital Ratio was 12.5%, Total Capital Ratio was 16.1% and the Leverage Ratio was 6.6%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at September 30, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has been trending upward since the first quarter of 2009 and the profit of the core business more than doubled in 2009 versus 2008. Management at Citigroup has substantially reduced operating expenses and headcount which should help operating results in future periods. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at September 30, 2010.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at September 30, 2010 on Citigroup.

Daxor Corporation
Summary of Unrealized Losses on Dynegy, Inc and Citigroup, Inc.
As of September 30, 2010

		Less Than Twelve Months		Tweleve Months or Greater		Total
	Total		Unrealized		Unrealized		Unrealized
Security	Cost	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Dynegy, Inc.	$720,723	$167,041	$53,742	$261,519	$238,421	$428,560	$292,163
Citigroup, Inc.	1,946,389	—	—	1,287,981	658,408	1,287,981	658,408
Total	$2,667,112	$167,041	$53,742	$1,549,500	$896,829	$1,716,541	$950,571

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
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

The following table summarizes the results of each segment described above for the three months ended September 30, 2010 (unaudited).

	September 30, 2010
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$368,201	$85,080	$—	$453,281

Expenses
Cost of sales	174,014	11,728	—	185,742
Research and development expenses	642,143	52,587	—	694,730
Selling, general and administrative expenses	651,639	206,035	—	857,674

Total Expenses	1,467,796	270,350	—	1,738,146

Operating loss	(1,099,595)	(185,270)	—	(1,284,865)

Investment income, net	—	—	5,706,063	5,706,063

Other income (expense)

Interest expense, net	(6,896)	—	(13,427)	(20,323)

Other income	3,041	—	—	3,041

Total Other Income (Expense)	(3,855)	—	(13,427)	(17,282)

Income (loss) before income taxes	(1,103,450)	(185,270)	5,692,636	4,403,916

Income tax expense	75,403	—	1,723,709	1,799,112

Net income (loss)	$(1,178,853)	$(185,270)	$3,968,927	$2,604,804

Total assets	$5,052,684	$162,402	$81,032,990	$86,248,076

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the three months ended September 30, 2009 (unaudited).

	September 30, 2009
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$330,286	$84,090	$—	$414,376

Expenses
Cost of sales	166,910	11,840	—	178,750
Research and development expenses	637,895	45,941	—	683,836
Selling, general and administrative expenses	611,216	188,007	—	799,223
Total Expenses	1,416,021	245,788	—	1,661,809

Operating loss	(1,085,735)	(161,698)	—	(1,247,433)

Investment income, net	—	—	3,981,056	3,981,056

Other income (expense)`

Interest expense, net	(7,691)	—	(30,207)	(37,898)
Other income	2,964	—	—	2,964
Total Other Income (Expense)	(4,727)	—	(30,207)	(34,934)

Income (loss) before income taxes	(1,090,462)	(161,698)	3,950,849	2,698,689

Income tax expense	55,835	—	17,012	72,847

Net income (loss)	$(1,146,297)	$(161,698)	$3,933,837	$2,625,842

Total assets	$5,340,141	$184,181	$74,030,949	$79,555,271

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the nine months ended September 30, 2010 (unaudited).

	September 30, 2010
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$958,929	$258,956	$—	$1,217,885

Expenses
Cost of sales	516,304	26,626	—	542,930
Research and development expenses	2,166,121	155,143	—	2,321,264
Selling, general and administrative expenses	1,950,852	534,930	—	2,485,782

Total Expenses	4,633,277	716,699	—	5,349,976

Operating loss	(3,674,348)	(457,743)	—	(4,132,091)

Investment income, net	—	—	9,202,472	9,202,472

Other income (expense)

Interest expense, net	(21,142)	296	(14,660)	(35,506)

Other income	9,124	—	—	9,124

Total Other Income (Expense)	(12,018)	296	(14,660)	(26,382)

Income (loss) before income taxes	(3,686,366)	(457,447)	9,187,812	5,043,999

Income tax expense	111,403	—	2,231,855	2,343,258

Net income (loss)	$(3,797,769)	$(457,447)	$6,955,957	$2,700,741

Total assets	$5,052,684	$162,402	$81,032,990	$86,248,076

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the nine months ended September 30, 2009 (unaudited).

	September 30, 2009
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$968,884	$259,949	$—	$1,228,833

Expenses
Cost of sales	499,259	34,045	—	533,304
Research and development expenses	1,845,019	140,352	—	1,985,371
Selling, general and administrative expenses	1,866,234	551,959	—	2,418,193
Total Expenses	4,210,512	726,356	—	4,936,868

Operating loss	(3,241,628)	(466,407)	—	(3,708,035)

Investment income, net	—	—	11,769,636	11,769,636

Other income (expense)

Interest expense, net	(23,466)	—	(141,959)	(165,425)
Other income	8,891	—	—	8,891

Total Other Income (Expense)	(14,575)	—	(141,959)	(156,534)

Income (loss) before income taxes	(3,256,203)	(466,407)	11,627,677	7,905,067
Income tax expense	85,835	1,000	496,979	583,814

Net income (loss)	$(3,342,038)	$(467,407)	$11,130,698	$7,321,253

Total assets	$5,340,141	$184,181	$74,030,949	$79,555,271

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

(4) LOANS AND MORTGAGE PAYABLE

LOANS PAYABLE

Short-term debt to brokers (margin debt), is secured by the Company’s marketable securities, and totaled $3,638,537 at September 30, 2010 and $0 at December 31, 2009. The interest rate on the Company’s margin debt at September 30, 2010 was 1.008%

MORTGAGE PAYABLE

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

For the three months ended September 30, 2010, the Company recorded a gain from marking put and call options to market of $3,945,415. For the three months ended September 30, 2009, the Company recorded income from marking put and call options to market of $896,426. These amounts are included in the Statements of Operations as part of mark to market of short positions.

For the nine months ended September 30, 2010, the Company recorded a loss from marking put and call options to market of ($1,416,884). For the nine months ended September 30, 2009, the Company recorded income from marking put and call options to market of $412,704. These amounts are included in the Statements of Operations as part of mark to market of short positions.

All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

The following summarizes the Company’s Put and Call Options as of September 30, 2010 (unaudited) and December 31, 2009:

Put and Call Options	Selling Price	Fair Market Value	Unrealized Gain
September 30, 2010	$9,410,272	$5,470,803	$3,939,469
December 31, 2009	9,605,476	4,249,123	5,356,353

(6) SECURITIES BORROWED AT FAIR VALUE

The Company maintains short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The respective market values of these positions were $15,632,373 and $10,771,279 as of September 30, 2010 and December 31, 2009.

(7) CURRENT INCOME TAXES

The Company accrues income taxes in interim periods based upon its estimated annual effective tax rate.

The current income tax expense for the three months ended September 30, 2010 and 2009 (unaudited) is comprised of the following:

	September 30,	September 30,
	2010	2009
Regular tax and Alternative Minimum Tax (AMT)	$707,389	$(254,844)
Personal Holding Company Tax (PHC)	80,943	180,000
State Franchise Taxes	75,403	—
Total Current Income Tax Provision	863,735	(74,844)
Deferred Income Taxes	935,377	147,691
Total Income Tax Expense (Benefit)	$1,799,112	$72,847

The current income tax expense for the nine months ended September 30, 2010 and 2009 (unaudited) is comprised of the following:

	September 30,	September 30,
	2010	2009
Regular tax and Alternative Minimum Tax (AMT)	$2,643,679	$1,562,125
Personal Holding Company Tax (PHC)	870,496	785,000
State Franchise Taxes	111,403	31,000
Total Current Income Tax Provision	3,625,578	2,378,125
Deferred Income Taxes	(1,282,320)	(1,794,311)
Total Income Tax Expense	$2,343,258	$583,814

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

(8) DEFERRED INCOME TAXES

The deferred income tax liability is comprised of the following:

	(unaudited) September 30, 2010	December 31, 2009

Deferred Tax Liabilities:

Fair market value adjustment for available -for -sale securities	$8,407,654	$8,624,202

Mark to market on short positions	592,403	1,874,723

Property and Equipment	128,426	128,426

	$9,128,483	$10,627,351

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

(9)   CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At September 30, 2010, stocks representing 95.61% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in four different brokerage accounts, three at UBS and one at TD Ameritrade. UBS and TD Ameritrade provide supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

Both of these brokerage houses are well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, at September 30, 2010 the fair market value of securities in excess of the SIPC insured limit is $2,293,538 and the cash on deposit in excess of the insured limit is $5,194,954.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

For the three months September 30, 2010, the sales of Blood Volume Kits accounted for 62.23% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 61.52% of the Company’s sales of Blood Volume Kits.

For the three months ended September 30, 2009, the sales of Blood Volume Kits accounted for 59.64% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 70.72% of the Company’s sales of Blood Volume Kits.

For the nine months ended September 30, 2010, the sales of Blood Volume Kits accounted for 62.76% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 60.17% of the Company’s sales of Blood Volume Kits.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

In November 2009, the staff of the Northeast Regional Office of the SEC contacted the Company and invited both the Company and Dr. Feldschuh to make a new Wells submission based upon more recent operations and results.  The Company and Dr. Feldschuh responded to the staff's invitation on December 20, 2009.

On September 17, 2010, the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940.The New York City staff of the Enforcement Division of the SEC are claiming that Daxor is an investment company. The Company has disclosed in previous filings that it is dependent upon earnings from its investment portfolio to fund operations.

Daxor intends to defend its position before the SEC and if need be, in the courts. The administrative trial is currently expected to start during the latter part of the First Quarter of 2011 and the Administrative Law Judge is required to issue an opinion no later than 300 days from September 17, 2010 pursuant to Rule 360 (a)(2) of the Commission’s Rules of Practice.

 The Company feels strongly that its history of operations demonstrate that it is primarily an operating medical instrumentation and Biotechnology Company and not primarily an investment company.  There is a risk that Daxor will be found to be an investment company as a result of this administrative proceeding.

(10) RELATED PARTY TRANSACTIONS

The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis.

The amount of rental income received from the President of the Company for the three months ended September 30, 2010 and September 30, 2009 was $3,041 and $2,964.

The amount of rental income received from the President of the Company for the nine months ended September 30, 2010 and September 30, 2009 was $9,124 and $8,891.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Continued)
(Unaudited)

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

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Daxor is now preparing to conduct a large-scale, multi-center study as a follow-up to this earlier study. The TEAM-HF (Treatment to Euvolemia/Normovolemia by Assessment and Measured Blood Volume in Heart Failure) Study will enroll a total of 300 patients from twelve (12) participating medical centers. The TEAM-HF Study will investigate whether use of blood volume data, in addition to current standards of care, will lead to decreases in re-hospitalization and mortality, and improved function and quality of life for heart failure patients. Dr. Stuart Katz, who is now the Director of the Heart Failure Program at New York University, will extend his previous research by serving as the National Principal Investigator for this study. Data collection and management for the TEAM-HF Study will be performed by an independent organization – the Nathan S. Kline Institute for Psychiatric Research. Daxor has also retained the services of three statisticians, two of whom are faculty members at New York University, to assist with data analysis for the TEAM-HF Study. We anticipate that this study will begin enrollment in the fourth quarter of 2010.

In addition, Daxor is supporting a study which will determine whether use of blood volume measurement to help guide fluid removal by ultrafiltration (UF) in patients hospitalized with decompensated Heart Failure (HF) leads to improved outcomes. The 50 patients who enroll in this interventional study will undergo 4 blood volume measurements: (1) immediately before UF, (2) 30 minutes after UF is complete, (3) at 30-day follow-up and (4) at 90-day follow-up. Patients will be randomized into two groups: in the experimental group, the physician will be given the BVA-100 results, which will guide fluid removal during UF. In the control group, the physician will not be given the BVA-100 results. In this case, fluid removal will be based upon physicians’ clinical assessment. Some of the outcomes that will be compared between the two groups include survival, rehospitalization, the incidence of decreased kidney function, and the need for long-term hemodialysis. This study is currently in progress, and 20 patients have enrolled to date. The Principal Investigator for this study is Dr. Mitchell Saltzberg, the Medical Director of the Heart Failure program at the Christiana Care Health System.

Daxor is also providing support for a clinical study – along with Medtronic, Inc. – to assess whether the OptiVol® implantable cardiac device is able to provide an accurate estimate of patients’ blood volume status. At the present time, it is difficult to accurately identify increases in blood volume that may predict which patients are likely to experience a worsening of symptoms and future heart failure events. One invasive method that is sometimes used to identify early blood volume increases is Medtronic’s OptiVol® system, which continuously monitors the thoracic fluid status of heart failure patients. The objective of this study is to determine whether there is a correlation between intrathoracic impedance, as measured by Medtronic’s OptiVol® system, and total blood and plasma volume as measured by Daxor’s non-invasive BVA-100. This study, which is being led by Dr. Adrian Van Bakel, the Medical Director of the Heart Failure and Cardiac Transplant Program of the Medical University of South Carolina, was recently completed and the data will soon be analyzed.

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

Dr. Yu recently completed a major study, partially funded by Daxor, in which blood volume measurement was conducted in the intensive care unit. The purpose of the study was to determine whether survival and length of hospital stay could be improved by incorporating blood volume measurement into treatment decisions in the intensive care unit. Some of the preliminary findings from this study were presented at the Society for Critical Care Medicine annual meeting in January 2010. These results were recently submitted for publication to a top-tier medical journal and have been accepted for publication. The research article is expected to appear in press within the next month or two.

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

Daxor recently sponsored a study of blood volume changes throughout cardiac surgery as measured by the BVA-100. This study was led by Principal Investigator Dr. Mark Nelson at the Virginia Commonwealth University. Three sequential blood volume analyses were conducted: (1) before surgery; (2) immediately after surgery; (3) and 2 hours after transfer to the intensive care unit. The hypothesis was that red cell volume would be well conserved as a result of cell salvage and transfusion practices employed in the operating room. The preliminary findings from this study demonstrated a greater than anticipated loss of red cells and total blood volume during and after surgery. These results were presented at the recent Society of Cardiovascular Anesthesiologists meeting and are expected to be published in the near future.

RESULTS OF OPERATIONS

Three months ended September 30, 2010 as compared with three months ended September 30, 2009:

Operating Revenues and Expenses

For the three months ended September 30, 2010, consolidated operating revenues increased to $453,281 from $414,376 for the same period in 2009, an increase of $38,905 or 9.4%. This was mainly due to the sale on one Blood Volume Analyzer during the current quarter for $65,000. There were no Blood Volume Analyzers sold during the quarter ended September 30, 2009.

The Company sold 796 Volumex Kits during the quarter ended September 30, 2010 versus 828 for the quarter ended September 30, 2009 for a decrease of 32 kits or 3.8%. Revenue from Blood Volume Kit Sales decreased to $257,783 from $293,055 during the same period for a reduction of $35,272 or 12.0%.

There were 56 Blood Volume Analyzers placed at September 30, 2010 versus 55 at September 30, 2009. For the three months ended September 30, 2010, the Company provided 45 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 65 during the same period in 2009.

The following tables provide gross margin information on Equipment Sales & Related Services for the three months ended September 30, 2010 and September 30, 2009:

Equipment Sales and Related Services:	Kit Sales Three Months Ended September 30, 2010	Equipment Sales and Other Three Months Ended September 30, 2010	Total Three Months Ended September 30, 2010
Revenue	$257,783	$110,418	$368,201
Cost of Goods Sold	119,468	54,546	174,014
Gross Profit	$138,315	$55,872	$194,187
Gross Profit Percentage	53.7%	50.6%	52.7%

Equipment Sales and Related Services:	Kit Sales Three Months Ended September 30, 2009	Equipment Sales and Other Three Months Ended September 30, 2009	Total Three Months Ended September 30, 2009
Revenue	$293,055	$37,231	$330,286
Cost of Goods Sold	123,802	43,108	166,910
Gross Profit (Loss)	$169,253	$(5,877)	$163,376
Gross Profit (Loss) Percentage	57.8%	(15.8)%	49.5%

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

The Company had a gross profit of $55,872 on Equipment Sales and other for the three months ended September 30, 2010 versus a gross loss for the three months ended September 30, 2009 of ($5,877). This is due to the sale of one Blood Volume Analyzer for $65,000 during the current quarter versus. There were no Blood Volume Analyzers sold during the quarter ended September 30, 2009

Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,293,782 for the three months ended September 30, 2010 versus $1,249,111 for the same period in 2009, for an increase of $44,671 or 3.58%. The main reason for this was an increase of $78,359 in professional fees.

Research & Development expenses for Equipment Sales and Related Services were $642,143 for the three months ended September 30, 2010 versus $683,836 for the same period in 2009 for a decrease of $41,693 or 6.10%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, increased to $85,080 in 2010 from $84,090 in 2009.

Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $258,622 for the three months ended September 30, 2010 versus $233,948 for the same period in 2009, for an increase of $24,674 or 10.55%. The main reason for this was an increase in the amount added to the accounts receivable allowance of $11,129.

Consolidated Operating Expenses

The total consolidated operating expenses for the third quarter of 2010 were $1,738,146 versus $1,661,809 in 2009 for an increase of $76,337 or 4.59%. The main reason for this increase was additional Professional Fees of $77,836 during the current quarter.

INVESTING SEGMENT

Unrealized Losses on Available for Sale Securities

At September 30, 2010, 53.3% or $950,571 of the total unrealized losses of $1,782,987 was comprised of the following two securities: $292,163 for Dynegy, Inc. (“Dynegy”) and $658,408 for Citigroup Inc. (“Citigroup”).

Dynegy, Inc.

At September 30, 2010, Daxor owned 88,000 shares of Dynegy with a cost basis of $8.19 per share and a market value of $4.87 per share. On November 1, 2010 the market value of Dynegy was $4.57 which is $3.62 or 44% less than our cost basis of $8.19 per share.

On November 1, 2010, Dynegy announced that the Federal Energy Regulatory Commission (“FERC”) had approved the acquisition of Dynegy by The Blackstone Group LP. The sale must still be approved by Dynegy shareholders. Dynegy management has stated that it feels the sale is in the best interest of the shareholders.

The Blackstone Group announced in August it would pay $4.50 per share and assume more than $4 billion in Dynegy debt to take the company private. The deal is expected to close before the end of November 2010.

The Company sold 129,000 shares of Dynegy during the quarter ended September 30, 2010 for a total realized loss of $1,144,425. These realized losses are included in the results for the period ended September 30, 2010.

The Company sold 23,000 shares of Dynegy from October 1, 2010 through November 10, 2010 for a realized loss of $110,000.  The Company recorded this loss of $110,000 as an impairment charge during the quarter ended September 30, 2010. As of November 10, 2010, the Company owned 65,000 shares of Dynegy with a cost basis of $7.79 per share.

Citigroup Inc.

At September 30, 2010, Daxor owned 329,407 shares of Citigroup with a cost basis of $5.90 per share and a market value of $3.91 per share. On November 1, 2010, the market value of Citigroup was $4.15 per share which is $1.75 or 30% less than our cost basis of $5.90 per share.

During the first quarter of 2009, the stock was at $1.00 per share and as of November 1, 2010, was trading at $4.15 per share. The stock price has increased by 25% from January 1, 2010 through November 1, 2010, going from $3.31 per share to $4.15 per share.

Citigroup reported net income of $9.3 billion in the first nine months of 2010 versus $6.0 billion in the first nine months of 2009. Their provision for credit losses and benefits declined to $5.9 billion which is the lowest level since the second quarter of 2007. The growth in net income is attributable to improved revenues, continued monitoring of expenses and a decline in the cost of credit.

Citigroup has reduced headcount to 258, 000 at September 30, 2010 versus 375,000 at the peak level in 2007. Total Operating Expenses were 2% lower during the nine months ended September 30, 2010 as compared to the same period in 2009.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP. As of December 31, 2009, the United States Treasury Department owned 27% of Citigroup’s stock.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At September 30, 2010, the Tier 1 Capital Ratio was 12.5%, Total Capital Ratio was 16.1% and the Leverage Ratio was 6.6%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at September 30, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has been trending upward since the first quarter of 2009 and the profit of the core business more than doubled in 2009 versus 2008. Management at Citigroup has substantially reduced operating expenses and headcount which should help operating results in future periods. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at September 30, 2010.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at September 30, 2010 on Citigroup.

Daxor Corporation
Summary of Unrealized Losses on Dynegy, Inc and Citigroup, Inc..
As of September 30, 2010

		Less Than Twelve Months		Tweleve Months or Greater		Total
	Total		Unrealized		Unrealized		Unrealized
Security	Cost	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Dynegy, Inc.	$720,723	$167,041	$53,742	$261,519	$238,421	$428,560	$292,163
Citigroup, Inc.	1,946,389	—	—	1,287,981	658,408	1,287,981	658,408
Total	$2,667,112	$167,041	$53,742	$1,549,500	$896,829	$1,716,541	$950,571

Dividend Income

Dividend income earned on the Company’s security portfolio for the three months ended September 30, 2010 was $635,678 versus $729,731 for the same period in 2009 for a decrease of $94,053 or 12.88%.

Investment Gains (Losses)

Gains on the sale of investments were $2,370,510 for the three months ended September 30, 2010 versus $4,482,999 for the same period in 2009 for a decrease of $2,112,489. For the three months ended September 30, 2010, the Company recorded a gain from marking put and call options to market of $3,945,415. For the three months ended September 30, 2009, the Company recorded income from marking put and call options to market of $896,426. Interest expense net of interest income was $20,323 for the three months ended September 30, 2010 versus $37,898 for the three months ended September 30, 2009. Administrative expenses relating to portfolio investments were $35,227 in 2010 versus $45,986 for the same period in 2009.

RESULTS OF OPERATIONS

Nine months ended September 30, 2010 as compared with nine months ended September 30, 2009:

Operating Revenues and Expenses

For the nine months ended September 30, 2010, consolidated operating revenues decreased to $1,217,885 from $1,228,833 for the same period in 2009, a decrease of $10,948. The Company sold one Blood Volume Analyzer during the current nine month period for $65,000 versus no machines being sold during the same period in the previous year. This was offset by a decrease in revenue from Blood Volume Kit Sales of $86,626 or 10.10% from $857,321 to $770,695. The number of kits sold decreased by 9.71% or by 260 kits from 2,679 to 2,419 during the current period.

There were 56 Blood Volume Analyzers placed at September 30, 2010 versus 55 at September 30, 2009. For the nine months ended September 30, 2010, the Company provided 212Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 269 during the same period in 2009.

The following tables provide gross margin information on Equipment Sales & Related Services for the nine months ended September 30, 2010 and September 30, 2009:

Equipment Sales and Related Services:	Kit Sales Nine Months Ended September 30, 2010	Equipment Sales and Other Nine Months Ended September 30, 2010	Total Nine Months Ended September 30, 2010
Revenue	$770,695	$188,234	$958,929
Cost of Goods Sold	365,955	150,349	516,304
Gross Profit	$404,740	$37,885	$442,625
Gross Profit Percentage	52.6%	20.1%	46.1%

Equipment Sales and Related Services:	Kit Sales Nine Months Ended September 30, 2009	Equipment Sales and Other Nine Months Ended September 30, 2009	Total Nine Months Ended September 30, 2009
Revenue	$857,321	$111,563	$968,884
Cost of Goods Sold	346,137	153,122	499,259
Gross Profit (Loss)	$511,184	$(41,559)	$469,625
Gross Profit (Loss) Percentage	59.6%	(37.3)%	48.5%

A major reason for the decrease in gross profit percentage on kit sales during the current nine month period was price increases of between 4%-10% on various items used in production of blood volume kits. These additional costs were not passed on to our customers, contributing to a reduction in our gross profit percentage on kit sales.

The additional revenues for Equipment Sales and Other during the current and previous nine month period consist almost entirely of shipping charges and service contract revenue.

The Company had a gross profit of $37,885 on Equipment Sales and Other for the nine months ended September 30, 2010 versus a gross loss for the nine months ended September 30, 2009 of ($41,559). This can be attributed to the sale of one Blood Volume Analyzer for $65,000 during the current nine month period versus no machines being sold during the same period in the previous year.

Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $4,116,973 for the nine months ended September 30, 2010 versus $3,711,253 for the same period in 2009, for an increase of $405,720 or 9.85%. The main reasons for this were increases in Research and Development expenses of $321,102 and Professional Fees of $225,801.

Research & Development expenses for Equipment Sales and Related Services were $2,166,121 for the nine months ended September 30, 2010 versus $1,845,019 for the same period in 2009 for an increase of $321,102 or 17.40%. Daxor is committed to making Blood Volume Analysis a standard of care in at least three different disease states. In order to achieve this goal, we are continuing to spend time and money in research and development to get the best product to the market. We are still working on the following three projects: 1) GFR: Glomerular Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipes tests for radiation contamination/detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should afford the company extended protection with a second patent when it is completed.

Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $258,956 in 2010 from $259,949 in 2009, for a decrease of $993.

Total S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $690,073 for the nine months ended September 30, 2010 versus $692,311 for the same period in 2009, for a decrease of $2,238.

Consolidated Operating Expenses

The total consolidated operating expenses for the first nine months of 2010 were $5,349,976 versus $4,936,868 in 2009 for an increase of $413,108 or 8.36%. The major reasons for this were increases in Research and Development Expenses of $335,893 and Professional Fees of $195,901 during the current period.

Investing Segment

Dividend Income

        Dividend income earned on the Company’s security portfolio for the nine months ended September 30, 2010 was $1,722,944 versus $2,353,240 for the same period in 2009 for a decrease of $630,296 or 26.78%. The main reason for this decrease was the receipt of a onetime special dividend of $282,425 on a stock which was in the Company’s investment portfolio at March 31, 2009.

Investment Gains (Losses)

Gains on the sale of investments were $9,936,557 for the nine months ended September 30, 2010 versus $9,934,443 for the same period in 2009 for an increase of $2,114. For the nine months ended September 30, 2010, the Company recorded a loss from marking put and call options to market of ($1,416,884). For the nine months ended September 30, 2009, the Company recorded income from marking put and call options to market of $412,704. Interest expense net of interest income was $35,506 for the nine months ended September 30, 2010 versus $165,425 for the nine months ended September 30, 2009. Administrative expenses relating to portfolio investments were $101,244 in 2010 versus $109,286 for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

As of September 30, 2010, cash and cash equivalents totaled $107,043 versus $277,088 at December 31, 2009. Cash used in operating activities was $3,854,809 for the nine month period ended September 30, 2010. The decrease was primarily due to funding the loss from operations of $4,132,091 for the current nine month period.

Cash provided by investing activities was $2,950,520 for the nine months ended September 30, 2010. This increase is mainly attributable to the proceeds from sales of put and calls options of $14,344,491 and available for sale securities of $11,383,466 which were largely offset by the acquisition of available for sale securities of $21,818,503.

A total of $734,244 of cash was provided during the current nine month period from financing activities. This was mainly due to proceeds received from margin loans of $29,622,601 which were offset by repayment of margin loans of $27,137,287 and $1,482,076 of dividend payments.

The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two. The Company’s portfolio has maintained a net value above historical cost for each of the past 103 consecutive quarters.

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

Our critical accounting policies, are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of and for the three and nine month periods ended September 30, 2010.

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

At September 30, 2010 and December 31, 2009, available for sale securities consisted mostly of preferred and common stocks of utility companies. At September 30, 2010 and December 31, 2009, 96.22% and 96.13% of the market value of the Company’s available for sale securities is made up of common stock, respectively.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could put downward pressure on the valuation of utility stocks. The Company believes that it’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 87 separate common and preferred stocks. As of September 30, 2010 there were three holdings of common stock which comprised 32.67% of the total market value of the available for sale investments. These three holdings are FirstEnergy, Exelon and Entergy

Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility.

The Company is not exposed to any foreign currency risk or commodity price risk through its holdings of equity securities and put and call options.

The Company is not exposed to any interest rate risk since it does not have any long term debt other than a fixed rate mortgage securing real property in Oak Ridge, Tennessee.

        Summary of Available for Sale Securities as of September 30, 2010 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$55,878,129	$32,072,963	$23,805,166	$25,287,525	$(1,482,359)
Preferred Stock	2,195,966	1,979,264	216,702	517,330	(300,628)
Total Equity Securities	$58,074,095	$34,052,227	$24,021,868	$25,804,855	$(1,782,987)

Summary of Unrealized Losses of Available for Sale Securities as of September 30, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$4,377,210	$313,552	$3,171,185	$1,469,435	$7,548,395	$1,782,987

Summary of Unrealized Gains on Available for Sale Securities as of September 30, 2010 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$6,207,798	$553,704	$44,317,902	$25,251,151	$50,525,700	$25,804,855

Summary of Proceeds Received and Market Valuation as of September 30, 2010 (Unaudited)
Put and Call Options

Total Proceeds Received on open positions at 01/01/10	Sale of Options from 01/01/10-09/30/10	Expirations and Assignments of Options from 01/01/10-09/30/10	Proceeds Received on open positions at 09/30/10	Market Value at 09/30/10	Unrealized Appreciation at 09/30/10
$9,605,476	$14,344,491	$14,539,695	$9,410,272	$5,470,803	$3,939,469

Summary of Available for Sale Securities as of December 31, 2009

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$51,207,654	$26,673,055	$24,534,599	$26,771,744	$(2,237,145)
Preferred Stock	2,063,072	1,957,094	105,978	370,187	(264,209)
Total Equity Securities	$53,270,726	$28,630,149	$24,640,577	$27,141,931	$(2,501,354)

Summary of Proceeds Received and Market Valuation as of 12/31/09
Put and Call Options

Total Proceeds Received on open positions at 1/1/09	Sale of Options from 1/1/09-12/31/09	Expirations and Assignments of Options from 1/1/09-12/31/09	Proceeds Received on open positions at 12/31/09	Market Value at 12/31/09	Unrealized Appreciation at 12/31/09
$13,811,975	$26,044,493	$30,250,992	$9,605,476	$4,249,123	$5,356,353

Summary of Unrealized Losses on Available for Sale Securities as of December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$2,874,316	$1,451,436	$1,917,505	$1,049,918	$4,791,821	$2,501,354

Summary of Unrealized Gains on Available for Sale Securities as of December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$4,025,079	$696,783	$44,453,826	$26,445,148	$48,478,905	$27,141,931

Item 4. Controls and Procedures

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended September 30, 2010 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. During the quarter ended September 30, 2010, there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

On, September 20, 2010, Daxor Corporation issued a press release announcing that the SEC had instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. These proceedings were initiated by the staff of the Enforcement Division located in New York City.

The following provides more extensive detail on this issue and its significance for Daxor, the shareholders and, most importantly, the general public.

Daxor was originally founded in 1971 as a biotechnology company specializing in semen cryopreservation and blood storage.  Dr. Joseph Feldschuh, the current President of Daxor assumed this role in 1974 when the company was approximately two weeks away from bankruptcy.  Dr. Feldschuh acquired a majority interest in the company and personally signed for the liabilities of the company, and accepted a token salary as part of the salvage procedures.

During the 1970s many public and private sperm banks went into bankruptcy.   In a significant number of instances, the semen that was stored, primarily of cancer patients, was lost.  The Idant Division of Daxor is still in operation and its activities have resulted in over 19,000 children being born from semen stored in its New York storage facility.

Dr. Feldschuh, who has held academic positions at New York Medical College and Cornell Medical School, did the basic research on the norms for blood volume for individuals. Prior to this research it was believed that blood volumes were the same percent of body weight for all individuals.    Dr. Feldschuh, working in the Nobel Prize winning laboratory of Dr. Andre Cournand at Columbia University, showed that this was not the case, and that blood volume actually varied from between 4% to over 10% of a person’s weight, depending on the degree of leanness or obesity.

This discovery was published in Circulation in 1977.  Despite this research, blood volume measurements still were uncommon because it took from four to eight hours of a technician’s time to perform a blood volume. In 1983, under Dr. Feldschuh’s direction, the company began to raise funds to develop an automated blood volume analyzer.  This led to a successful secondary offering in 1985 which raised approximately $7 million.

Daxor remained profitable from operations through the year ended December 31, 1991. The Company invested excess funds in utility stocks which were considered safe and provided a steady flow of dividend income. The return from investments in utility stocks was more than the Company would have earned if these funds had been invested in Treasury Bills.

In 1984, as part of the underwriting procedure, the SEC had questioned whether this practice turned the company into an inadvertent investment company.  At a meeting which took place in Washington, D.C. with the Deputy Chief Counsel of the Division of Investment Management of the SEC and Dr. Joseph Feldschuh and Daxor Corporate Counsel, the company’s activities were reviewed and the company was deemed not to be an investment company, the underwriting was permitted to proceed which raised approximately $7 million.

In 1985 the company started the first long-term, self-storage blood banking facility in the U.S.  Frozen blood technology which allowed for successful blood storage for up to 10 years, had been available since the early 1960s but had met significant opposition from community blood banks who feared it might impact on their own blood collection.

The safest blood has always been acknowledged to be one’s own, but despite the self-evident idea that unless one had stored when one didn’t need it, someone was very unlikely to have blood available when they needed it.  The idea of donating to oneself one to two weeks before elective surgery usually leaves an individual anemic.  Furthermore, it had recently been shown that after blood is refrigerated more than two weeks, it loses some of its oxygen carrying capacity.  In contrast, freshly thawed blood does not have this defect.

By 1987, the company was able to successfully develop a working model of an automated blood volume analyzer when it encountered a totally unanticipated problem.  The only manufacturer of albumin I131 utilizing an isotope used in the measurement of blood volume, had transferred its license to another company.  That company encountered eight years of delays in receiving FDA approval for its product.  That Company eventually received approval from the FDA with the assistance of Daxor Corporation personnel.

Approximately 10 years ago the company began its beta testing phase of the automated blood volume analyzer.

The Company markedly expanded its research and development efforts as it became clear that despite the obvious benefit of being able to measure a patient’s blood volume in multiple conditions, peer review publications demonstrating the benefits of the blood volume analyzer were required.

During the seven year period ended December 31, 2009, the Company had cumulative operating losses of approximately $32.7 million. In 2007, the Company undertook a major expansion of its operation by purchasing two 10,000 sq. ft. buildings in Oak Ridge, Tennessee, which will provide additional manufacturing and laboratory space.

Since 2002, there have been 26 research and review articles presented regarding Blood Volume Analysis and 16 presentations at major medical conferences.

Without the additional income provided by its investment portfolio, the Company would have gone bankrupt in 2006 or sooner.  The past  three to five year period in particular has been a very difficult time for businesses to raise capital especially given the major financial upheavals that have taken place.

The Investment Company Act of 1940 (“ICA”) defines an investment company to include any issuer engaged in the business of owning or holding securities that owns “investment securities” having a value in excess of 40% of such issuer’s total assets (exclusive of Government securities and cash items) on an unconsolidated basis (the “Quantitative Test”), subject to certain exemptions.

The ICA recognizes that, notwithstanding that an issuer may fall within this definition based upon the Quantitative test, it may still be an operating company.  The ICA therefore provides that, notwithstanding the Quantitative Test, an issuer is not an investment company if it is “primarily engaged … in a business or businesses other than that of investing” (the “Qualitative Test”).

For Daxor, a qualitative test could possibly take the following factors into account:

The Company’s historical development – The Company’s 10-K and 10-Q filings have consistently documented that Daxor is primarily engaged in research and development and marketing of healthcare services and medical equipment.

Public representation of policy- The Company’s annual reports, press releases and 10-K and 10-Q filings have always focused primarily on the operating segments of the Company.

Activities of the officers and board of directors- Daxor has approximately 45 full and part time employees. The only person involved in actively managing the Company’s portfolio is Dr. Joseph Feldschuh.  He spends between 25-30% of his time managing the portfolio and is also the Company’s Chief Scientist.  It was disclosed in the Company’s June 30, 2010 10-Q that he has no formal business training and only took one course in economics while in High School. He does not use computer algorithms to make his financial decisions and works with one part time assistant whose responsibility is to update the security positions.

In our Form 10-K for the years ended December 31, 2005, 2006, 2007 and 2008, the company addressed the investment company issue in great detail and  provided graphs showing its return on investments going back over ten years, as well as investment returns if money had been invested in Treasury bills.  Most significantly, these graphs demonstrate clearly that had the company invested in Treasury Bills, it would have gone bankrupt in 2006 or sooner.  The Company also greatly increased disclosure relating to investment results and policies and procedures in response to suggestions from the Staff of the SEC Corporate Finance Group in Washington, D.C.

During the ten year period ended December 31, 2009, the Company’s annual return on invested capital ranged from a low of 8% for the year ended December 31, 2000 to a high of 66% for the year ended December 31, 2007.The Company earned a positive return on invested capital during each of the ten years ended December 31, 2009. The total income from investments during this ten year period was approximately $75.1 million ranging from a low of $1.9 million for the year ended December 31, 2000 to a high of $25.0 million for the year ended December 31, 2008. The Company earned approximately $55.0 million of income from investments during the three year period ended December 31, 2009 as follows:  $17.6 million during the year ended December 31, 2007; $25.0 million during the year ended December 31, 2008 and $12.4 million during the year ended December 31, 2009. The return on invested capital during those three years was 66% in 2007, 62% in 2008 and 31% in 2009.

The Company incurred operating losses of approximately $38.3 million during this ten year period.  During this ten year period the rate of return on three month Treasury Bills ranged from a high of 5.82% in 2000 to a low of 0.15% in 2009. The average rate of return during this ten year period was 2.70%. The rate of return on three month Treasury Bills from January 1, 2010 through September 2010 has ranged from 0.05% to 0.16%.

To the best of the Company’s knowledge, of the 6,000 companies reporting to the SEC, it is unaware of any company except Daxor where a single individual supports the entire company by cash management, particularly when there are large, continuing operating losses.  The quarter ended September 30, 2010 was the 103rd consecutive quarter where the fair market value of the Company’s available for sale securities were above historical cost.  If the Company had followed a policy of investing in Treasury Bills and incurred the same level of operating losses, Daxor would have been bankrupt by 2006 or sooner.

In prior responses to the SEC, we have pointed out in great detail that the income from the Company’s investment portfolio has been necessary in order to cover the ongoing losses from operations.

The Board of Directors will have to consider whether to take the Company private or not.  The Company has a small enough number of listed shareholders that it could go private. When companies go private there is a loss of liquidity.  Shareholders retain their right of ownership but the liquidity that goes with being a public company goes absent.  Shares may still be sold privately, but not with the ease with which publicly traded company shares can be bought or sold.  There are considerable cost savings such as but not limited to decreased legal and audit  fees and  decreased costs of reporting to the SEC.

Lastly, however, there is a much bigger issue at stake here than the financial welfare of Daxor or its shareholders.  Daxor is engaged in major areas of research such as the optimal treatment of congestive heart failure utilizing the Blood Volume Analyzer.  The accurate measurement of blood volume has the potential to transform the treatment in many medical and surgical conditions.  It is no exaggeration to state that hundreds of thousands of patients every year suffer either death or serious mortality or morbidity from improper treatment because physicians did not understand what the patient’s actual blood volume status was.

We are hopeful that this process with the SEC will come to a favorable resolution for the Company and for the public.

We intend to use every possible resource available to us to achieve this end.  The Company expects the administrative proceeding to take place during the latter part of the first quarter of 2011.

Item 1A.  Risk Factors

On September 17, 2010, the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940.The New York City staff of the Enforcement Division of the SEC are claiming that Daxor is an investment company. The Company has disclosed in previous filings that it is dependent upon earnings from its investment portfolio to fund operations.

This proceeding is discussed in greater detail in Note (9) Certain Concentrations and Contingencies and  Item 1, Legal Proceedings of this Form 10-Q.

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

In the event that Dr. Feldschuh is unable to continue in his role of managing the Company’s investment portfolio, no new option positions would be initiated and Michael Feldschuh, the son of Dr. Joseph Feldschuh would assist in the process of closing the option positions that would be open at the time Dr. Feldschuh is unable to continue in his current capacity. Michael Feldschuh has eighteen years of experience as a hedge fund manager. The Company would then be limited to dividend income from it’s portfolio of available for sale securities. It is highly unlikely that this dividend income would be sufficient to cover the current level of operating losses. The Board of Directors would then determine what appropriate steps should be taken.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

None

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 11, 2010	By:	/s/ JOSEPH FELDSCHUH, M.D.
JOSEPH FELDSCHUH, M.D.,
President
Chief Executive Officer
Chairman of the Board of Directors
Principal Executive Officer