Form 10-K
period 2010-12-31
DAXOR CORP
filed 2011-03-29
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES Exchange Act of 1934

For the fiscal year ended: December 31, 2010
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
☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter was $9,381,270. As of March 21, 2011 there were 4,226,137 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

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

PART I

Item 1. Business

Daxor Corporation is a medical device manufacturing company which provides additional biotechnology services. Daxor Corporation was originally incorporated in New York State as Iatric Corporation in May 1971 for cryobanking services and continues these services through its wholly-owned subsidiary, Scientific Medical Systems. In October 1971, the name Iatric Corporation was changed to Idant Corporation. In May 1973, the name Idant Corporation was changed to Daxor Corporation.

Our principal executive offices are located at 350 Fifth Avenue, Suite 7120, New York, NY 10118. The “Investor Relations” section of our website provides free copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, Forms 3, 4 and 5.

For the past 15 years, the Company’s major focus has been the creation and development of the BVA-100® Blood Volume Analyzer, an instrument that rapidly and accurately measures human blood volume. This instrument is used in conjunction with Volumex®, a single-use radiopharmaceutical diagnostic injection and collection kit. The Company also offers cryobanking services for blood storage through Scientific Medical Systems and for semen storage through Idant, a subsidiary of Scientific Medical Systems. The Company also owns the Daxor Oak Ridge Operations (DORO) facility in Oak Ridge, TN, which manufactures, tests, and develops next-generation models of the BVA-100®.

The Registrant maintains an internet website at www.daxor.com for Daxor Corporation and a website for the Scientific Medical Systems subsidiary at www.Idant.com. None of the information contained on these websites is incorporated by reference into this Form 10-K or into any other document filed by the Registrant with the Securities and Exchange Commission. The websites for Daxor and Scientific Medical Systems describe the operations of each company.

BVA-100 BLOOD VOLUME ANALYZER

There is a large potential market for blood volume measurement, given that blood volume derangements are associated with a variety of medical and surgical conditions. Furthermore, it has been well established that clinical assessment of blood volume using physical examination or simple blood tests such as hematocrit and hemoglobin measurements are frequently inaccurate as surrogate measures of blood volume. Previous methods of directly measuring blood volume have been extremely complex and time-consuming. The BVA-100 is a CLIA-rated medium complexity instrument that can measure blood volume with 98% accuracy within a 60 to 90 minute time frame. The BVA-100 is used to diagnose and treat patients with heart failure, kidney failure, hypertension and syncope, and to aid in fluid and blood transfusion management in the critical care unit. The BVA-100 has also been used to aid in the diagnosis and treatment of disorders of red blood cell volume including polycythemia and anemia, and to aid in pre-surgical evaluation of red blood cell volume. It may also be possible to use the BVA-100 to manage kidney dialysis, ultrafiltration, and blood optimization for elective surgery.

History and Development of the BVA-100

The technique of blood volume measurement has been available for over 60 years, although previous methods required as much as 4 to 8 hours of technician time and produced results with varying degrees of accuracy. Measurement of blood volume is generally achieved by infusing a radioisotope indicator, or tracer, into a patient’s vein and then collecting timed blood samples after the tracer has distributed evenly throughout the circulatory system. The volume of an individual’s blood is inversely proportional to the dilution of the tracer, which can be determined by measuring the level of radioactivity present in each blood sample and applying the inverse proportional calculations. The measurement, while relatively simple in principle, has been difficult to perform accurately and rapidly because of the high degree of precision required in each step. Consequently, the technical complexity and significant time required for achieving an accurate blood volume result—before the introduction of Daxor’s BVA-100 Blood Volume Analyzer—limited the use of blood volume measurements in most hospitals in the United States.

An alternative method used for blood volume measurement involves taking a sample of the patient’s blood and incubating it with the radioisotope chromium-51 (Cr-51). After a series of complex steps performed by a laboratory technician, the patient’s chromated red blood cells are then re-transfused into the patient. This test is sometimes used by Nuclear Medicine departments to evaluate the red cell volume in polycythemia vera patients, a condition in which patients have too many red cells present, which can predispose them to thrombosis and other complications. Daxor’s BVA-100 Blood Volume Analyzer system uses a Volumex° kit which contains an injectable iodine-131 (I-131)-albumin tracer, which greatly simplifies this process, and eliminates the need to re-transfuse patient blood. Historically, it was thought that the chromated red blood cell method was a more accurate method to determine a patient’s red blood cell volume. However, a publication in the American Journal of Medical Sciences [Am J Med Sci 2007;334(1):37-40] compared the Cr-51 method to Daxor’s semi-automated method and reported that the two techniques produced equivalent results, with Daxor’s Blood Volume Analyzer BVA-100 providing significant time savings and ease-of-use benefits.

Blood volume measurement is an infrequently performed test in the clinical setting. Instead of directly and objectively measuring blood volume, physicians who need to assess volume status commonly rely upon subjective criteria such as clinical assessment with physical examination or surrogate tests such as hemoglobin and hematocrit measurements. However, these methods have repeatedly been shown to provide inaccurate assessments of blood volume. An additional problem has been the difficulty of determining the ideal blood volume for a given individual, for comparison and categorization of the blood volume findings. Daxor’s Chief Scientific Officer, Dr. Joseph Feldschuh, and Dr. Yale Enson from Columbia University College of Physicians and Surgeons, published their research studies in Circulation in October 1977 and the American Journal of Medical Sciences in June 2007 which showed that normal blood volume varies as a function of the degree of deviation from ideal body weight. This research was conducted in the laboratory of Nobel Prize Winner Dr. André Cournand, and the results of that original and ongoing research have provided the basis for the proprietary calculation engine of the BVA-100 Blood Volume Analyzer’s software.

Daxor’s patented injection and collection kit (Volumex®) utilizes Albumin I-131, a classic tracer used in blood volume measurement. This kit eliminates most of the previously time-consuming steps involved in preparation for a blood volume measurement. The BVA-100 software automatically calculates the blood volume, evaluates the statistical reliability of the measurement, and compares the results to the most accurate known predicted norm, which is a function of the patient’s height, weight and gender. Results are available within 60 to 90 minutes. In emergency situations, preliminary results can be available within just 20 to 25 minutes.

The Company obtained marketing clearance from the FDA for the BVA-100 Blood Volume Analyzer in 1997, and for its Volumex® single use injection kit in 1998. The Company manufactures its own injection kit components and specialized collection kit, and injection kit filling is performed by an FDA-licensed radiopharmaceutical manufacturer. The Company can provide customized collection kits for customers with special needs. The Company has received United States, European Common Market, and Japanese patents for its Blood Volume Analyzer. In January 2007, the Company purchased two 10,000 square foot buildings in Oak Ridge, Tennessee to expand its research, development, and manufacturing capabilities

MARKET OPPORTUNITY

Utilization of the BVA-100

The Company believes that the most significant market for its blood volume measurement equipment consists of the approximately 8,500 hospitals and Radiology Imaging Centers in the United States. The Company believes that there is an additional international market of 10,000-14,000 potential users of the BVA-100. This section describes some of the medical conditions for which blood volume measurement may lead to improved diagnosis and treatment.

Blood volume measurement is an approved test with six separate CPT codes. Reimbursement has been obtained from numerous insurance companies, including Medicare, for measurement of blood volume using the BVA-100 Blood Volume Analyzer. Reimbursement rates are of great importance in hospitals’ decisions to use the BVA-100 for inpatient use. BVA-100 testing of outpatients provide an additional stream of cash flow with well-defined costs and an opportunity for making a profit by providing such services.

Scientific Studies Utilizing the BVA-100

Daxor has worked extensively with facilities that use the BVA-100 Blood Volume Analyzer to promote blood volume research studies, and to provide equipment, training, ongoing consultation, and assistance with interpretation and publication of results. For many research projects, Daxor has provided Volumex® kits as well as direct financial support. This support has resulted in publication of nineteen original research and eight review articles on blood volume analysis since 2002. One of these articles was cited in the American College of Cardiology/American Heart Association Treatment Guidelines for Heart Failure to support the recommendation that heart failure patients’ volume status be assessed at each visit. Presentations from a symposium held at Vanderbilt University were published in the American Journal of Medical Sciences in June 2007 and featured the results of significant research involving current and potential clinical applications of blood volume measurement. Several clinical studies have recently been completed, which investigated the clinical application of blood volume measurement in critical care, and in monitoring blood loss throughout surgery. Other clinical studies are ongoing, including: (1) a multicenter study to assess whether blood volume testing lead to improved outcomes in heart failure patients, (2) use of blood volume analysis to guide ultra filtration in heart failure patients, and (3) an exploratory study to assess whether obesity is associated with hemodilution of serum cancer markers. Results from these studies have led to 22 presentations at major medical conferences in the past six years. In addition, several studies are in the early approval phase to investigate the clinical application of blood volume measurement in hemodialysis, hypertension, subarachnoid hemorrhage and hyponatremia. Daxor is also planning to support a multicenter study of blood volume measurement in critical care, to expand upon its previous research findings of a significant mortality improvement when blood volume is used to guide resuscitation in critical care patients.

Since 2002, the following nineteen original research articles have been published, which report research findings obtained using the BVA-100:

1.
Shevde K, Pagala M, Tyagaraj C et al. Preoperative Blood Volume Deficit Influences Blood Transfusion Requirements in Females and Males Undergoing Coronary Bypass Graft Surgery. J Clin Anesth. 2002; 14:512-517.

2.	Alrawi SJ, Miranda LS, Cunningham JN et al. Correlation of Blood Volume Values and Pulmonary Artery Catheter Measurements. Saudi Med J. 2002; 23:1367-1372.
3.	Androne AS, Katz SD, Lund L et al. Hemodilution is Common in Patients with Advanced Heart Failure. Circulation. 2003; 107:226-229.
4.	James KB, Stelmach K, Armstrong R et al. Plasma Volume and Outcome in Pulmonary Hypertension. Tex Heart Inst J. 2003; 30:305-307.
5.	Mancini DM, Katz SD, Lang CC et al. Effect of Erythropoietin on Exercise Capacity in Patients with Moderate to Severe Chronic Heart Failure. Circulation. 2003; 107:294-299.
6.	Androne AS, Hryniewicz K, Hudaihed A et al. Relation of Unrecognized Hypervolemia in Chronic Heart Failure to Clinical Status, Hemodynamics, and Patient Outcomes. Am J Cardiol. 2004; 93:1254-1259.
7.	James KB, Troughton RW, Feldschuh J et al. Blood Volume and Brain Natriuretic Peptide in Congestive Heart Failure: A Pilot Study. Am Heart J, 2005; 150:984.e1-984.e6.
8.	Jacob G, Raj S, Ketch T et al. Postural Pseudoanemia: Posture-Dependent Change in Hematocrit. Mayo Clin Proc. 2005; 80:611-614.
9.	Raj SR, Biaggioni I, Yamhure PC et al. Renin-Aldosterone Paradox and Perturbed Blood Volume Regulation Underlying Postural Tachycardia Syndrome. Circulation. 2005; 111:1574-1582.
10.	Gamboa A, Gamboa JL, Holmes C et al. Plasma catecholamines and blood volume in native Andeans during hypoxia and normoxia. Clin Auton Res. 2006 Feb;16(1):40-5.
11.
Dworkin HJ, Premo M, Dees S. Comparison of Red Cell and Whole Blood Volume as Performed Using Both Chromium-51 Tagged Red Cells and Iodine-125 Tagged Albumin and Using I-131 Tagged Albumin and Extrapolated Red Cell Volume. Am J Med Sci, 2007; 334:37-40.

12.	Fouad-Tarazi F, Calcatti J, Christian R et al. Blood Volume Measurement as a Tool in Diagnosing Syncope. Am J Med Sci. 2007; 334:53-56.
13.	Abramov D, Cohen RS, Katz SD et al. Comparison of Blood Volume Characteristics in Anemic Patients with Low Versus Preserved Left Ventricular Ejection Fractions. Am J Cardiol. 2008; 102:1069-1072.
14.	Yamauchi H, Buik-Aghai EN, Yu M et al. Circulating Blood Volume Measurements Correlate Poorly with Pulmonary Artery Catheter Measurements. Hawai’I Medical Journal. 2008; 67:8-11.
15.	Takanishi DM, Yu M, Lurie F et al. Peripheral Blood Hematocrit in Critically Ill Surgical Patients: An Imprecise Surrogate of True Red Blood Cell Volume. Anesth Analg. 2008; 106:1808-1812.
16.	Mayuga KA, Butters KB, Fouad-Tarazi F. Early versus late postural tachycardia: a re-evaluation of a syndrome. Clin Auton Res. 2008;18:155-7.
17.	Takanishi DM, Biuk-Aghai EN, Yu M et al. The Availability of Circulating Blood Volume Values Alters Fluid Management in Critically Ill Surgical Patients. Am J Surg. 2009; 197:232-237.
18.
Noumi B, Teruya S, Salomon S, Helmke S, Maurer MS. Blood Volume Measurements in Patients with Heart Failure and a Preserved Ejection Fraction: Implications for Diagnosing Anemia. Congest Heart Fail. 2011; 17:14-18.

19.
Yu M, Pei K, Moran S et al. A Prospective Randomized Trial Using Blood Volume Analysis in Addition to Pulmonary Artery Catheter (PAC), Compared to PAC Alone, to Guide Shock Resuscitation in Critically Ill Surgical Patients. Shock. 2011; 35:220-228.

Since 2002, the following eight review articles have been published, which describe findings obtained using the BVA-100:

1.	Kalra P, Anagnostopoulos C, Bolger AP et al. The Regulation and Measurement of Plasma Volume in Heart Failure. JACC. 2002; 391: 1901-1908.
2.	Katz SD, Mancini D, Androne AS et al. Treatment of Anemia in Patients with Chronic Heart Failure. J Card Fail. 2004; 10 (Suppl 1): S13-S16.
3.	Katz, SD. Unrecognized Volume Overload in Congestive Heart Failure. US Cardiology, 2004; 141-144
4.	Feldschuh J and Katz S. The Importance of Correct Norms in Blood Volume Measurement. Am J Med Sci, 2007; 334:41-46.
5.	Vahid B. Measurement of Blood Volume at Bedside: New Era in Critical Care Medicine. The Internet J of Emergency and Intensive Care Medicine. 2007; 10:1.
6.	Manzone TA, Dam HQ, Soltis D, Sagar VV. Blood volume analysis: a new technique and new clinical interest reinvigorate a classic study. J Nucl Med Technol. 2007; 35:55-63.
7.	Katz, SD. Blood Volume Assessment in the Diagnosis and Treatment of Chronic Heart Failure. Am J Med Sci, 2007; 334:47-52.
8.	Saltzberg, MT. Blood Volume Analysis Coupled with Ultrafiltration in the Management of Congestive Heart Failure – Guided Therapy to Achieve Euvolemia. US Cardiology. 2010: 7:72-75.

Two book chapters have also been published which describe blood volume measurement using the BVA-100 in various clinical conditions:

1.
Feldschuh J. (1990). Blood Volume Measurements in Hypertensive Disease. In Hypertension: Pathophysiology, Diagnosis, and Management, by John H. Laragh, First Edition (pp.339-347). New York, NY: Lippincott Williams & Wilkins.

2.	Feldschuh J. (2009). Blood Volume Measurements in Critical Care. In Civetta, Taylor and Kirby (Eds.), Critical Care, Fourth Edition (pp.283-295). Philadelphia, PA: Lippincott Williams & Wilkins.

In addition, the following 22 presentations of Daxor-sponsored research have been made at major medical conferences since 2006. Some of these findings have also been published, either as abstracts or as complete articles. We anticipate that additional studies from this list will also be published in the near future:

1.
2006 Heart Failure Society of America Poster Presentation - Columbia Presbyterian College of Surgeons and Physicians, New York, NY -The Administration of Subcutaneous Erythropoietin in Elderly Patients with Heart Failure and Normal Ejection Fraction Over Three Months is Safe and Effective

2.	2006 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – Correlation Between Blood Volume and Pulmonary Artery Catheter Measurements
3.	2007 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – Do Blood Volume and Brain Natriuretic Peptide (BNP) Correlate?
4.	2007 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – Does Hematocrit Reflect Red Cell Volume when Adjusted for Plasma Volume?
5.
2008 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – Right Ventricular End Diastolic Volume (RVEDVI) and Brain Natriuretic Peptide (BNP) May Not Reflect Volume Status in the Critically Ill Patient.

6.	2008 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – Stroke Volume Variation as a Marker of Intravascular Volume Compared to Blood Volume Measurement
7.
2008 American Society of Nephrology Poster Presentation – NYU School of Medicine, New York, NY and Christiana Care Health System, Newark, DE – Accuracy of Anemia Evaluation is Improved in Acutely and Chronically Ill Patients by Accounting for Volume Status

8.	2009 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – A Comparison of Pulse Pressure Variation and Blood Volume Measurement
9.
2009 National Kidney Foundation Poster Presentation – NYU School of Medicine, New York, NY and Christiana Care Health System, Newark, DE – Peripheral Blood Hematocrit is a Poor Surrogate for Red Blood Cell Volume in Patients with Volume Excess or Depletion

10.
2010 Society of Nuclear Medicine Poster Presentation – Christiana Care Health System, Newark, DE – “Normalized Hematocrit” from Blood Volume Analysis Offers Enhanced Accuracy Over Peripheral Hematocrit in Assessment of Red Blood Cell Volume

11.
2010 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – A Prospective Randomized Trial Using Blood Volume Analysis vs. Pulmonary Artery Catheter Measurements to Guide Fluid and Red Cell Management

12.	2010 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – Elevated Transcapillary Albumin Escape: A Marker of Increased Mortality
13.
2010 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – Activated Protein C and Corticosteroids Decrease the Rate of Albumin Transudation in Septic Shock

14.
2010 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – The Relationship Between Inferior Vena Cava Collapsibility Ratio and Measured Whole Blood Volume in Surgical Critical Care Patients

15.	2010 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – A Comparison of Pulse Pressure and Blood Volume Measurement
16.
2010 Western Trauma Association Annual Meeting Oral Presentation – Oregon Health and Science University, Portland, OR – Blood Volume Analysis can Distinguish True Anemia from Hemodilution in Critically Ill Trauma Patients

17.
2010 Society of Cardiovascular Anesthesiologists Poster Presentation – The Virginia Commonwealth University, Richmond, VA – Red Cell Mass is Not Well Conserved Following Elective Cardiac Surgery Despite Use of Cell Salvage and Transfusion Guided by Peripheral Hematocrit

18.
2010 Society of Cardiovascular Anesthesiologists Poster Presentation – The Virginia Commonwealth University, Richmond, VA – Patients are Not Normovolemic Following Cardiac Surgery Despite Concerted Efforts to Manage Fluid and Volume Status

19.
2010 Heart Failure Society of America Poster Presentation – Columbia-Presbyterian Medical Center, New York City, NY – Racial Differences in Blood Volumes in Patients with Heart Failure and a Preserved Ejection Fraction (HFPEF): Implications for Diagnosing Anemia.

20.
2010 Heart Failure Society of America Poster Presentation – The Valley Hospital, Ridgewood, NJ – Lack of Correlation Between I-131-Labeled Albumin Measurements of Blood Volume and Serum B-Natriuretic Peptide Levels in Heart Failure Patients

21.	2011 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – A Comparative Study of Systolic Pressure Variation and Blood Volume Measurements
22.
2011 Society of Critical Care Medicine Poster Presentation – The Queen’s Medical Center, Honolulu, HI – Is There a Relationship Between SOFA Scores and Albumin Leak Rates as a Marker of Endothelial Dysfunction?

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

In the May 2004 issue of the American Journal of Cardiology, Dr. Ana-Silvia Androne, Dr. Stuart Katz and their colleagues at Columbia Presbyterian Medical Center published a landmark study utilizing the BVA-100 to measure blood volume in NYHA Class II to IV heart failure patients. In this observational study, cardiologists treated the patients according to standard clinical assessment, without incorporating blood volume findings which were performed on the patients. Patients were categorized as hypovolemic, normovolemic, or hypervolemic, and their outcomes over time were recorded. At the end of one year, 39% of the hypervolemic patients had died or received an urgent heart transplant. In contrast, none of the normovolemic or hypovolemic patients died or received an urgent transplant in that same time period. At the end of two years, 55% of hypervolemic patients had died or received an urgent heart transplant, while the normovolemic patients continued to exhibit a 0% mortality rate. This study showed a remarkable correlation between blood volume and outcome and suggests that effectively treating patients to normovolemia may dramatically improve outcomes.

The study also reported on the accuracy of physicians’ clinical assessment of volume status in these patients. Experienced cardiologists assessed patients’ blood volume status using standard laboratory tests and physical examination. When choosing between three possible choices—decreased, normal, or increased blood volume—the specialists were correct only 51% of the time in determining the correct blood volume status of these severely ill cardiac patients as determined by the results provided by the BVA-100. This study was cited in the most recent revision of the American College of Cardiology/American Heart Association 2010 guidelines for the treatment of chronic heart failure. These guidelines are updated once every 3 to 5 years. This landmark study is the first to provide direct evidence that normovolemia is associated with better outcomes, and suggests that treating to normovolemia is a legitimate goal. As a result, the use of blood volume measurement in heart failure treatment may significantly prolong lives and reduce expensive and risky interventions.

The passage of the Patient Protection and Affordable Care Act (PPACA) in March 2010 gave Centers for Medicare and Medicaid Services (CMS) the authority to penalize hospitals for excess readmission rates in heart failure, acute myocardial infarction, and pneumonia beginning in 2013. This has important financial implications for hospitals, as it effectively penalizes hospitals for not optimally treating patients at their initial visits. This highlights a significant opportunity for the BVA-100, which may be used to identify patients at higher risk of mortality due to residual volume overload.

Critical Care (Intensive Care Unit)

One of the essential components of critical care is the optimal management of fluid status. Correct interpretation of clinical signs and symptoms is essential for successful fluid resuscitation and fluid management in the critical care setting. Direct blood volume measurement using the BVA-100 promises to take the guesswork out of volume assessment and to enable more precise and appropriate treatment. Dr. Feldschuh was the author of a chapter entitled “Blood Volume Measurements in Critical Care” in the 4th edition (2009) of the textbook Critical Care. The chapter reviews the importance of volume measurement in the critical care setting.

Dr. Mihae Yu and colleagues at The Queen’s Medical Center in Honolulu, Hawaii, have conducted a research study to evaluate the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how blood volume results have influenced their treatment decisions. Their most recent findings were published in the March 2011 issue of the journal Shock. The results showed that use of the BVA-100 to guide fluid and red blood cell management led to a significant improvement in mortality in critically ill surgical patients with septic shock, severe sepsis, severe respiratory failure and/or cardiovascular collapse. Patients in the control group demonstrated statistically significant untreated volume abnormalities and red blood cell deficiencies more often than patients in the blood volume measurement group (48% vs. 37% and 33% vs. 16%, respectively). This correlated with significantly greater mortality for patients in the control group (24% mortality) than for patients in the blood volume measurement group (8% mortality; P=0.03). These findings indicate that blood volume analysis permits more accurate assessment of patients’ volume status and more precise fluid resuscitation and saves lives. In addition, Dr. Yu and her colleagues have presented their findings at the Society of Critical Care annual meetings from 2006-2011 and their studies were featured in the November 2005 issue of Anesthesiology News, the January 2008 issue of the Hawaii Medical Journal, the June 2008 issue of Anesthesia and Analgesia and the February 2009 issue of the American Journal of Surgery.. These single-center studies will be followed up by a multicenter study to evaluate whether incorporating blood volume measurement into critical care treatment affects outcomes in a number of hospitals across the United States.

Syncope

The Cleveland Clinic Cardiovascular Department was ranked first in the United States by the 2010-2011 annual survey in U.S. News & World Report. This is the sixteenth consecutive year they have received the number one ranking in this category. The survey also ranked the Cleveland Clinic as the fourth best hospital on an overall basis. More blood volumes have been performed at the Cleveland Clinic to date than at any other hospital in the United States.

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

Postural Orthostatic Tachycardia Syndrome (POTS) is a condition in which patients, primarily females, develop a rapid heartbeat and symptoms suggesting impending fainting when standing upright. POTS affects an estimated 500,000 people in the United States alone. POTS (an excessive increase in heart rate [>30 bpm] on standing, associated with orthostatic symptoms in the absence of orthostatic hypotension) can produce substantial disability among otherwise healthy people. Dr. Satish Raj and colleagues at the Vanderbilt University Medical School published a study in the April 2005 issue of Circulation which utilized the blood volume analyzer. Patients with POTS - particularly those with rapid heartbeats – are sometimes diagnosed as having panic attacks and treated inappropriately with psychiatric medications. This study, using the BVA-100, demonstrated that many of these patients have a marked reduction in their plasma volume as well as a significant reduction in their red cell volume. This was the first study of its type to document that these patients have low blood volume as a cause of their condition and they could theoretically be treated with medications (such as epoietin alfa) to increase their blood volume and decrease these attacks. This is one of the first studies to provide clear evidence that low blood volume may play a major role in POTS and provides guidance for specific corrective therapy. The information from the BVA-100 allows the physician to quantify the degree of the blood volume abnormality and to select the appropriate treatment. There are two major classes of drugs which can be used to treat POTS: (1) mineralocorticoids, a class of steroid hormones which increase the volume of blood through their influence on salt and water balance, and (2) ProAmitine/midodrine, a vasoconstrictor that produces an increase in blood pressure . Use of the BVA-100 allows the physician to distinguish between the two potential etiologies of POTS so as to administer the appropriate therapy.

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

Transfusion Decisions in Surgery

Effective volume management in surgical situations requires accurate assessment of a patient’s need for transfusions. Knowing whether and when to transfuse blood depends on effectively balancing the benefits vs. risks of transfusion for each patient at any given time. Under current transfusion practices, patients may undergo major surgery with just half their normal amount of red blood cells present. This degree of anemia has its own inherent risks. A report in the February 2001 issue of the New England Journal of Medicine noted that as many as 40 - 50% of patients undergoing cardiac bypass graft surgery (CABG) experience some degree of measurable permanent brain damage such as memory loss. In the journal Transfusion, Dr. Robert Valeri, a senior researcher at the Boston Naval Hospital, estimated that there may be as many as 40,000 heart attacks per one million operations due to undertransfusion of red blood cells. Blood volume measurement, by quantifying a patient’s blood volume prior to surgery, can provide important information about how much blood loss a patient can safely sustain.

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

Daxor sponsored a study at the Virginia Commonwealth University which measured changes in blood volume before, during and after elective cardiac surgery (i.e. CABG or valve repair/replacement). Dr. Mark Nelson and colleagues enrolled 50 patients in this study, which has now been completed. This findings from this study demonstrated greater than anticipated loss of red cells and total blood volume during and after surgery. This study showed that the standard use of the hematocrit to estimate red cell volume significantly underestimates the blood loss and the need for transfusions in some of these patients, thereby exposing them to additional risks. Results of this major study were presented at the Society of Cardiovascular Anesthesiologists in 2010 and are expected to be submitted for publication in the near future.

Obesity Related Hemodilution of Serum Cancer Markers

Prostate cancer is a fairly common disease, with over 200,000 new diagnoses each year in the United States. Prostate-specific antigen (PSA) screening has decreased mortality significantly over the last 20 years. However, the diagnostic accuracy of this test is far from perfect. Obesity is one factor which contributes to suboptimal efficacy of PSA screening. Epidemiological studies have shown that obese men are diagnosed with more advanced stages of the disease, and are at greater risk of death from prostate cancer relative to men of normal body weight. One hypothesis to account for this finding is that the increased plasma volume associated with obesity may lead to hemodilution of the cancer markers, which causes their levels to appear artificially low in the screening process. Daxor is partially funding a study which will examine whether lower serum levels of cancer markers in obese men are the result of increased plasma volume. By direct plasma volume measurement using the BVA-100, it may be possible to develop a correction factor which improves the accuracy of the cancer screening process. This may serve to improve early detection of this malignant disease, and to promote the timely institution of therapy.

Clinical Validation of the BVA-100

In addition to examining the role of blood volume in relation to various medical conditions, some studies have examined how blood volume measurement with the BVA-100 compares to other blood volume measurement methods. These reports provide important validation for physicians to accept the use of the BVA-100 in clinical settings. Dr. Howard Dworkin and colleagues from William Beaumont Hospital compared blood volume measurement with the BVA-100 to the previous gold standard blood volume measurement method, which consists of simultaneous radioisotopic measurement of red cell and plasma volume. They found that results correlated very closely with each other, but measurement with the BVA-100 took 90 minutes as opposed to 3.5 hours required for the standard method. These results were published in the July 2007 issue of the American Journal of Medical Sciences.

In addition, there have been several studies which compare surrogate measures of volume status with the results obtained from direct blood volume measurement: Dr. S. J. Alrawi and colleagues from the Lutheran Medical Center (New York) published an article in the November 2002 Saudi Medical Journal comparing the BVA-100 with the results of pulmonary artery catheterization. The study found that pulmonary artery catheterization does not provide an accurate estimate of blood volume. Direct blood volume measurement is less invasive and more accurate. Similarly, Dr. Yu and colleagues have given presentations at major medical conferences which compare the BVA-100 to a variety of surrogate volume measures including stroke volume variation, pulse pressure variation, right ventricular end diastolic volume, brain natriuretic peptide, PAC and peripheral hematocrit. Most of these surrogate volume measures showed poor correlation with intravascular volume status. Several publications which describe these findings in detail can be expected in the next two years.

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

Ultrafiltration in Heart Failure

Alterations in blood volume are an intrinsic element of the pathophysiology and treatment of heart failure. Patients with decompensated heart failure typically experience volume overload, which can contribute to further morbidity and mortality. Ultrafiltration (UF) has been used in patients with decompensated heart failure with demonstrated diuretic resistance as an early alternative to diuresis with strong positive clinical results. Daxor is currently sponsoring a study led by Dr. Mitchell Saltzberg at the Christiana Care Medical Center (Wilmington, DE) to assess blood volumes before and after ultrafiltration, as well as at 30 and 90 day follow-ups. Study endpoints include mortality, all-cause rehospitalization rate, and need for long-term hemodialysis. To date, 23 out of a projected 50 patients with acute decompensated heart failure have been enrolled in this study.

In addition, Valley Hospital (Ridgewood, NJ) conducted a retrospective study to assess the correlation between B-type natriuretic peptide (BNP), which is sometimes used as a surrogate measure for volume status in heart failure patients, and measured blood volume. BNP is a hormone released from the ventricles in response to stretch of ventricular myocytes or an increase in wall tension, which is why it is sometimes assumed to provide information regarding volume status. Dr. John Strobeck presented his research findings that BNP does not, in fact, correlate with blood volume in heart failure patients at the 2010 Heart Failure Society of America annual meeting. These findings will be submitted for publication in the near future.

Hypertension

Hypertension can be induced by two primary, underlying physiological processes: (1) an expansion of the blood volume or (2) a constriction of the blood vessels. As a result, anti-hypertensive therapy falls into two broad categories: (1) diuretic therapy which leads to reductions in plasma volume, or (2) vasodilator therapy which causes relaxation of the blood vessels. Daxor is currently in discussion with Dr. Elijah Saunders of the University of Maryland (Baltimore, MD) to develop a protocol to distinguish between these two primary causes of hypertension by identifying the presence or absence of blood volume expansion in hypertensive patients and to evaluate whether patients are being correctly treated with regard to the underlying etiology of their disease.

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

Daxor has worked with Dr. David Goldfarb of the Dialysis Center at the Department of Veterans Affairs New York Harbor Healthcare System to develop a protocol to compare blood volumes before and immediately after a single session of hemodialysis. Moreover, this study will explore how changes in blood volume in the course of a single hemodialysis session relate to patient outcomes – particularly the occurrence of hypotensive episodes.

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

Given the unmet medical need for blood substitutes, and the close fit between this research and our long-term interest in blood products, Daxor had explored the possibility of investing in BioPure to keep the company afloat until some of its ongoing clinical studies could be completed. However, after conducting extensive due diligence, the management of Daxor ultimately decided not to invest in BioPure. BioPure went bankrupt and has been purchased by overseas investors as part of their reorganization process. Dr. Feldschuh has been in continuous communication with the current management and new owners in an attempt to facilitate studies using the BVA-100.

SCIENTIFIC MEDICAL SYSTEMS SUBSIDIARY (wholly owned by Daxor)

Scientific Medical Systems is a subsidiary wholly owned by Daxor that engages in cryobanking of human blood. Idant Laboratories, a division of Scientific Medical Systems, provides semen banking services.

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

There are approximately 15-18 million blood transfusions administered annually to 4 million patients. The present donor system of blood transfusions presents risks to individuals receiving blood, such as infectious disease transmission, under- or over-tranfusion, and pre- and post-surgical complications. Many risks from donor blood, such as the risks of infectious disease transmission, can be avoided by utilizing autologous (i.e., the patient’s own) blood. Additionally, physicians who fear the complications of transfusion with donor blood may be more likely to transfuse autologous blood as soon as it is needed, rather than withholding transfusion until a patient is extremely anemic and at higher risk from blood-loss-related complications.

Dr. Fouad-Tarazi and Dr. Feldschuh published a Letter to the Editor of the Journal of the American Medical Association (JAMA 2002 287: 3077) which offered a potential explanation for the high frequency of memory loss and dementia following coronary artery bypass grafting (CABG). They proposed that the extremely low hemoglobin levels which many CABG patients experience in the wake of surgery may put them at elevated risk for cognitive deficit. This highlights one of the many dangers of undertransfusion.

In 1985, the Company established the first facility in the United States for frozen, long-term autologous blood banking and maintains the only blood bank in New York state that allows clients to store their own blood for up to 10 years. There are benefits for individuals who elect to store autologous blood in advance of a scheduled surgery: in the event that there is considerable blood loss during surgery, the patient can be transfused with his/her own previously banked blood. Currently, the Company is in the process of developing partnership programs whereby corporations can provide frozen long-term blood storage as a benefit to their employees. For example, Taglich Brothers is a full-service brokerage firm in New York City which has offered each of its employees the opportunity to store two units of autologous blood at Idant Laboratories free-of-charge. Similarly, the accounting firm Rotenberg, Meril, Solomon, Bertiger & Guttilla of NY and NJ has offered each of its employees the opportunity to store two units of their own frozen blood for future use.

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

In addition to the desire to provide improved patient care, hospitals may have a significant monetary incentive to participate in the Blood Optimization Program. Surgical patients who experience either complications from being under transfused or adverse donor transfusion reactions require extended hospital stays, for which the hospitals are often not reimbursed. Hospitals operate under a Diagnostic Regulatory Guideline (DRG) system for reimbursement, which means that a hospital will be reimbursed according to a diagnosis, not according to the number of days that a patient spends in the hospital. A low blood volume detection and treatment program could significantly reduce complications and enable shorter hospital stays, with corresponding financial rewards for the host hospital.

In 2005 the Company hired an individual with marketing experience to promote the Blood Optimization Program (BOP). This program is intended to incorporate Daxor’s BVA-100 Blood Volume Analyzer and its subsidiary’s frozen autologous blood banking, with the goal of increasing awareness and utilization of both of these technologies. This marketing specialist has met with a variety of blood bank representatives to discuss strategies that would enable hospitals to utilize these technologies to optimize blood volumes in patients undergoing surgery. The combination of blood volume measurement and frozen blood banking provides the unique opportunity to simultaneously minimize the consequences of blood loss by optimizing a patient’s blood volume before surgery, and to maximize transfusion safety by making sure that a patient’s own blood is available if transfusion is required. While response to this program has been limited so far, the Company has signed agreements with the following nine hospitals to participate in this program: NYU Medical Center, the Hospital for Special Surgery, the Hospital for Joint Diseases, Stony Brook University Hospital, the White Plains Hospital Center, Brookhaven Memorial Hospital Medical Center, Mercy Medical Center, Brookdale University Hospital and Medical Center, and Cooley Dickinson Hospital in Northampton, MA. The Company has recently begun to focus its marketing efforts on corporate programs in addition to individual hospitals, as described above.

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

The Company also provides cryostorage of semen for later personal use. Semen storage may be desirable for men who have been found to be marginally fertile and who may therefore attain improved fertility with artificial insemination, who anticipate impaired fertility or sterility such as may occur with chemotherapy or radiation for cancer treatment, or who are undergoing a vasectomy but may nevertheless wish to father children in the future. Cryopreservation also allows young male cancer patients the opportunity to father their own children in later years, despite the high risk of sterility and birth defects associated with the anti-cancer treatments they are receiving.

The Company was selected as a potential service provider for the Memorial Sloan-Kettering Cancer Center to provide semen collection and storage services for their hospitalized cancer patients who wish to cryopreserve sperm prior to initiating cancer treatment. To date, a number of outpatients from Memorial Sloan-Kettering Cancer Center have stored semen at Idant Laboratories. In addition, The Company has sent representatives to collect bedside semen samples for storage from Columbia-Presbyterian Hospital, St. Luke’s-Roosevelt Hospital, and Bellevue Hospital. The Company receives referrals for these services from multiple sources, primarily physicians.

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

For the years ended December 31, 2010 and 2009, the Company spent $3,041,640 and $2,825,151 respectively, on Research and Development.

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

A large number of significant engineering changes were included in converting the BVA-100 DOS version into the BVA-100 Windows version. As a result of these improvements, the new BVA-100 system was categorized by CLIA as a medium complexity instrument, which made it accessible to a wider group of potential users. In addition, the many improvements allowed the system to better meet users’ needs. To the best of our knowledge, this is the only radioisotope nuclear medical instrument which has been designated as a medium complexity instrument because of the quality assurance controls that have been built into the instrument.

In addition to improving the BVA-100, the Company has dedicated considerable time and effort to physician education. A limited number of account representatives work primarily to educate physicians (clinicians) on how best to utilize the instrument. The company also offers unlimited clinical assistance through the services of its Chief Scientist and CEO, Joseph Feldschuh, M.D and Gary Fischman, PhD, DPM, Director of Research. Each of these individuals devotes part or all of their time to supporting the development, completion, and publication of clinical studies. In addition, the Company has four Medical Directors on staff: (1) Donald Margouleff, M.D., former Chief of the Division of Nuclear Medicine at North Shore University Hospital; (2) Ariel Distenfeld, M.D., former Director of the Blood Bank at Cabrini Medical Center, who established the second autologous blood bank in New York; (3) Robert Rosenthal, M.D., former hematologist and former Director of the Blood Bank for the Hospital for Joint Diseases; (4) Elena Agranovsky, Medical Director at Bayside Diagnostics Laboratory and former Chief of the Hematology Laboratory at Elmhurst General Medical Center. The Company also continues to provide financial and clinical support for studies at various institutions.

MARKETING

The Company’s marketing of the blood volume analyzer can be divided roughly into three phases: initial beta testing at local facilities, late-stage beta testing at nationally recognized institutions – with an emphasis on developing studies for publication, and marketing of the instrument for clinical use. During late-stage beta testing and the marketing phase, the instrument continued to experience a number of major technical improvements and alterations.

Initial Beta Testing (1999-2000)

After obtaining FDA approval for the instrument and the accompanying Volumex® kit, the Company began beta testing the BVA-100 at local hospitals in 1999. The Company had no prior experience in marketing a medical instrument or device and relied on a limited number of sales staff who had specialized technical knowledge and a background in physiology. From 1999 to 2000, the Company loaned the instrument and provided associated kits to a number of local hospitals free of charge. In some cases, these hospitals also received direct financial support for performing research studies. The participating facilities at that time included Lutheran Medical Center, Maimonides Hospital, Brooklyn Hospital, Coney Island Hospital, and Long Island Jewish Hospital.

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

The marketing team has made great progress in identifying which facilities and departments are most able to utilize the BVA-100 in a cost-effective manner and has developed a repertoire of educational and marketing material. Depending on a facility’s needs and its ability to perform studies that are likely to increase widespread acceptance of the BVA-100, the Company offers the Blood Volume Analyzer to potential users on a sale, lease, or loan basis. Facilities that receive a loan of the instrument for research pay for the Volumex® kits that are not used purely for research purposes, which can provide a source of ongoing revenue for the Company. These users include hospitals, surgery centers, intensive care units, and imaging centers (radiology). The Company also has been demonstrating its equipment at major trade shows such as nuclear medicine, surgical anesthesiology, and trauma conferences. In 2008 the Company exhibited at a total of 31 national, local and regional trade shows, in 2009 it exhibited at 20 national and regional trade shows, and in 2010 it exhibited at 19 national, local and regional trade shows..

Challenges in the Marketplace

The major challenge facing the Company is achieving acceptance of the technology. Since 2002, there have been 19 original research articles published in peer-reviewed journals. Since 2006, 22 presentations have been made at major medical conferences regarding the Blood Volume Analyzer. Although management believes there is strong evidence for the benefits of blood volume measurement, the technology has not yet achieved acceptance as a standard of care.

In order to place a Blood Volume Analyzer at a client site, our sales staff must generally obtain the following three levels of acceptance from hospital personnel:

●	Level 1 – Acceptance by the Director of Nuclear Medicine and laboratory technicians that they agree to perform the test.
●	Level 2 – Convince physicians to order and utilize the test.
●	Level 3 – Administrative belief that the test will be profitable.

It has been extremely difficult for the Company to obtain significant administrative agreement that the BVA_100 technology will generate significant profitability. There have been hospitals where physicians have strongly endorsed the test and the nuclear medicine technicians have been willing to perform the test. However, hospital administrators have decided that the hospital would not be able to generate adequate profits by utilizing the test or, even worse, lose money administering the test even if it has been shown to be medically beneficial to patients. In many cases, the decisions of hospital administrators overrule the desire of physicians and the willingness of Nuclear Medicine staff to provide BVA-100 testing.

A study from Columbia Presbyterian Hospital by Dr. Stuart Katz and colleagues entitled “Relation of Unrecognized Hypervolemia in Chronic Heart Failure to Clinical Status, Hemodynamics, and Patient Outcomes”, demonstrated the clear ability of the BVA-100 to differentiate hypervolemic, normovolemic, and hypovolemic patients, and to document, for the first time, that the guidelines of the American College of Cardiology/American Heart Association (ACC/AHA) that the goal of achieving normovolemia is appropriate as it is associated with improved mortality.

This study demonstrated that after one year of observation utilizing various standard therapies based on clinical observation and other parameters, but not utilizing measured blood volume except as part of an observation study, that 39% of the patients who were hypervolemic died or received an urgent heart transplant, as compared to 0% of the patients who where normovolemic, or slightly hypovolemic. After 2 years, 55% of the hypervolemic patients died or required urgen heart transplantation, while there were still no deaths or transplants in the normovolemic group.

The patients in this study were all Class II to IV cardiac patients who were considered candidates for cardiac transplants or assisted ventricular device surgery. These death rates, therefore, were not unexpected in this group of terminally ill cardiac patients. What was remarkable, however, was that maintaining patients in a normovolemic state correlated with better survival. This is the first study not only to document that the goals of establishing normal volume in Class II to IV cardiac patients are appropriate, but there is a remarkable difference in survival rates between patients with normal vs. expanded blood volumes.

This study also raises major questions about which Class II to IV cardiac patients are appropriate candidates for cardiac transplantation and/or ventricular assist device surgery if their cardiac volume status has not been established. Some patients who may be considered intractable Class IV cardiac patients may, in fact, be patients who - if heir red cell volume status and whole blood volume status was corrected to normal – might no longer be classified as Class IV cardiac patients in need of a ventricular assist device (VAD). Another study conducted by Dr. Stuart Katz and colleagues entitled “Hemodilution is Common in Patients with Advanced Heart Failure” ,demonstrated the benefits of correctly determining the red cell status of the patient using the BVA-100 so as to differentiate hemodilution from true red cell deficit..

Despite what the Company considers strong evidence of the medical benefits, physicians at the hospital where this research was conducted still do not routinely perform blood volume measurements.

There are an increasing number of specialized heart failure departments being set up in hospitals across the country. These hospitals earn significant income from cardiac surgery and related services. The use of the blood volume analyzer, which may enable more cost effective treatment (from a governmental or insurance provider’s point of view), may significantly cut into the hospital’s revenue stream. The company is slowly beginning to overcoming some of these objections. It is unfortunate that cost considerations are such a powerful influence in the choice of treatment for cardiac disease.

The role of the federal government is an important factor influencing acceptance of our technology. Medicare reimbursement formulae are essential in determining which procedures will be reimbursed, and the level of reimbursement.

Congestive heart failure is the leading reason for hospital admission in patients over 65. A single day in an intensive care unit may cost $1,500 to $3,500. Medicare has begun to recognize that patients are sometimes prematurely discharged because of the institution of Diagnostic Related Guidelines (DRG). Medicare currently bases reimbursement on a diagnosis rather than on length of a hospital stary. This creates a strong incentive for hospitals to discharge patients as early as possible for a specific diagnosis so as to maximize their profits. In fact, hospitals sometimes discharge patients early, before they have recovered, and then readmit them again in less than 30 days, at which point the hospital receives another full course of payment reimbursement.

In order to rectify this situation, which leads to overpayment by Medicare, and inadequate treatment for patients, the Patient Protection and Affordable Care Act (PPACA) was passed in March 2010 to give Centers for Medicare and Medicaid Services (CMS) the authority to penalize hospitals for excess readmission rates in heart failure, acute myocardial infarction, and pneumonia beginning in 2013. One hospital which just purchased the blood volume analyzer has recognized this problem and has implemented a policy that every patient admitted for congestive heart failure must be diagnosed and treated on the basis of a blood volume measurement and followed with a subsequent blood volume measurement prior to discharge to ensure that patients are not prematurely discharged.

Out of the 52 hospitals that have the Blood Volume Analyzer technology available, only one has implemented this type of a protocol. The company is working with hospital administrators to educate them about the cost and patient benefits of utilizing blood volume measurement in their diagnosis and treatment of congestive heart failure patients.

In addition, CMS (Centers for Medicare and Medicaid Services) changed its reimbursement rules recently, which has had the effect of reducing reimbursement for blood volume measurement by approximately 33%. The new CMS policy combined the cost of performing a test with the cost of the Volumex® reagent used for the test, thereby reducing the combined payment by 33%. This type of arbitrary change markedly reduced the incentive for a hospital to perform blood volume measurements. Daxor was not the only company affected by this administrative change. Many other tests involving radioisotopes were similarly impacted by this change. Despite efforts by the Society of Nuclear Medicine and other interested parties, there has been no change in this policy as of December 31, 2010.

A major threat is the potential for government mandated changes to our medical care system. If there are drastic cuts in reimbursement similar to what was enacted for whole blood volume measurement payment, this is likely to be a formidable challenge for implementation of blood volume measurements. The company continues to sponsor ongoing medical studies demonstrating the clinical advantages of blood volume measurement. However, even with existing evidence of the life-saving benefits of blood volume measurement, there can be no assurance that this test will be implemented as a standard of care”

PATENT AND COPYRIGHT PROTECTION

Existing Patents

The Company owned a patent on its Blood Volume Analyzer BVA-100 which expired in 2010. The Company owns a separate patent on its Volumex injection kit which expires in 2016. These are the only U.S. patents ever issued for an automated instrument dedicated to the measurement of total human blood volume for a specific individual. The Company also received a European patent covering 12 countries and received the first patent ever issued in Japan for an instrument to measure human blood volume.

The instrument is designed to work with the Volumex® injection kit, which is manufactured by the Company and filled by an FDA-approved radiopharmaceutical manufacturer. It is theoretically possible to use the Blood Volume Analyzer without the Volumex® injection kit by preparing the reagents used for the test. However, the cost and time for such preparations would be non economical and it is unlikely that a purchaser of the instrument would use it without purchasing the reagent kit as well. This is the first U.S. patent ever issued for a system that permits a fixed quantified amount of isotope to be injected for diagnostic purposes. The injection system was specifically designed for use with the BVA-100. However, it can be used for other diagnostic test purposes where a precise complete quantitative injection of a diagnostic reagent is required.

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

Future Projects and Potential Patents

The Company expects to file additional patents for tests associated with the BVA-100 in the near future to provide additional applications, as outlined below:

Glomerular Filtration Rate

The Company is working on an algorithm that will enable the BVA-100 to provide automated measurement of glomerular filtration rate (GFR), which is a very important and sensitive test of kidney function. At present, this test is performed infrequently because of difficulties with the current methodology. The Company believes that it can automate the glomerular filtration rate test, which will make it more feasible for regular medical use.

Measurement of Total Body Albumin

The Company is planning to file a patent for an algorithm which will enable the measurement of total body albumin using the Blood Volume Analyzer in the second quarter of 2011. Albumin is a major carrier of hundreds of vital components within the circulatory system and is a key molecule responsible for maintaining oncotic pressure. Abnormal total body albumin is common in many disease states, such as heart failure, cancer, and diabetes. Burn patients in particular experience serious loss of albumin, and replacement quantities may be difficult to calculate. The ability to measure total body albumin accurately would be expected to facilitate more precise albumin replacement therapy and better patient outcomes.

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

UL and CE Mark

In March, 2007, Daxor finished the final phase, an inspection, to receive U.L. (Underwriters Laboratory) approval. The process consisted of Daxor submitting the complete BVA-100 and associated panel P.C. for physical inspection and testing, including the strenuous electrical inspection safety examination. Blood volume analyzers shipped after April 2007 bear the U.L. mark.

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

Idant Semen Storage Client Identification

The Company is also exploring the submission of a patent for methodology of improving client identification in its semen bank. It is introducing additional patent protection for stored donor semen, which may be eligible for patent protection. However, it is worthwhile to note that in the 35 years of Idant Semen Bank operations, there has never been a mix-up of any stored specimens.

COMPETITION

BVA-100 Blood Volume Analyzer

Our patent for the BVA 100 expired in 2010. We are in the process of developing an automated system for measuring total body albumin, which we will incorporate into the next generation of Blood Volume Analyzers when we apply for a new patent in the second quarter of 2011.

Daxor is the only company able to provide a true automated direct measurement of a patient’s total blood volume, red cell volume and plasma volume. There are no other technologies that have been brought into commercial use that we consider a threat to our current system. The BVA 100 is the only method available which provides the ideal volume norms for each individual patient. The BVA-100 contains an algorithm which automates the blood volume calculation and provides a very accurate prediction of the ideal norm for a each tested patient.

At the present time we are unaware of any other technology or methodology which is competitive with the BVA-100 or which measures total body albumin. It is possible; however, that someone might develop a Blood Volume Analyzer based on our current model. The Blood Volume Analyzer, however, works most efficiently with the Volumex® tracer injection kit system which has a separate patent that expires in 2016.

Albumin is a very important carrier molecule in the body and helps prevent the collapse of the plasma volume due to the oncotic pressure it exerts within the vascular system. Without adequate albumin a patient may develop pulmonary edema, which is a condition where water leaks from the blood vessels into the lungs. This is a very serious complication which is frequently observed in heart failure patients.

Once we have achieved FDA approval of an automated method to measure total body albumin, we will discontinue the manufacture of the current Blood Volume Analyzer and provide a new system which will calculate an accurate measurement of red cell volume, plasma volume, total blood volume, as well as total body albumin. We believe, but cannot be certain at this time, that we will achieve a patent for this type of instrument.

We expect that sales of our Volumex® tracer kit will ultimately be our most important source of revenue. We do not believe at the present time someone would attempt to manufacture another blood volume analyzer without having access to our patented kit system.

There are a number of indirect, or surrogate, tests of blood volume which are often used due to the fact that they are inexpensive or easy to obtain. These include hematocrit or hemoglobin measurements, and measurements of pressures within the heart itself following cardiac catheterization. We do not consider these surrogate tests to pose a significant competitive threat to our product. With respect to the use of hematocrit, this is a common method of estimating a person’s blood volume. This test is known to be particularly inaccurate in clinical scenarios which involve a sudden and large loss of blood, such as may occur post-injury or post-surgery. In addition, there is also indirect competition from surrogate measures such as central venous pressure (CVP) obtained from cardiac catheterization that is sometimes used as an estimate of total blood volume. Cardiac catheterization involves an invasive procedure of threading a catheter into the right chambers of the heart and lungs. For many years this procedure was almost universally used until it was recognized that the intra-cardiac pressures it records may not correlate with total body blood volume and the results could be highly misleading. This procedure is used much less frequently now but could still be considered an indirect competing technique for blood volume measurement.

It is our belief that tens of thousands of patients every year develop kidney failure, strokes, or heart attacks, some of which result in death, because physicians are late in recognizing the degree of blood loss due to utilization of inaccurate surrogate measurement such as hematocrit and hemoglobin. It is our goal to replace these inaccurate tests – and their potential to result in misguided therapy – with the accurate test results provided by the Blood Volume Analyzer.

Blood Banking

The blood banking industry has organizations ranging from small, limited service, providers to large full service organizations. The American Red Cross and its affiliates dominate the market and have significantly greater public exposure, goodwill and resources than we do. We compete for customers based on a variety of factors, including reputation, customer service, performance, expertise, price and scope of service offerings. The Company believes it competes favorably in these areas.

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

One study by Dr. Sukhjeewan Basran, published in a 2006 issue of the journal Anesthesia Analgesia has shown that use of aged red blood cells in transfusions is associated with a significantly higher risk of complications, as well as death. In contrast, frozen blood retains needed enzymes for at least 4-6 days after it is thawed and processed for use.

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

Our personal blood storage service allows a patient to store his or her own blood in case they require a transfusion during surgery. This would not be competitive with existing blood donor services such as the Red Cross, as it provides a patient’s own autologous blood rather than blood donated from a stranger – which we believe to be a superior resource.

Our Idant Labs subsidiary pioneered the concept of storage and re-testing of donor semen in 1985. This concept is now legally mandated in most states with semen banking facilities. For example, semen bank donors are required to donated semen that is frozen and stored for a period of six months. The donor is required to be re-tested six months later. This double testing process is employed because there is a several month window of non-detect ability for individuals who may be infected with diseases such as HIV or hepatitis, and this helps to insure that the individuals have been tested at the appropriate time interval.

Double testing of blood donors is not done in most instances due to cost considerations. The use of autologous blood storage eliminates the risk of someone receiving contaminated blood from another source. To date, our frozen blood banking services have not been profitable because of inadequate utilization. However, with increased utilization this service could indeed be profitable.

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

Semen Banking

There are at least 300 semen banks in the United States operated either by commercial entities or by academic institutions. The Company believes that its unique storage system, coupled with clear documentation of successful conception from the longest-term frozen stored semen in medical history, will help to expand its marketing efforts. The Company’s use of heat-sealable straws rather than vials for semen storage, avoids the risk of cross-contamination with other samples.

The high security straws used by Idant also have a larger volume-to-surface ratio than is provided by vials, which helps to optimize the freezing process. Moreover, Idant Laboratories employs a customized carousel storage system which keeps the frozen semen straws continuously submerged in liquid nitrogen. This carousel system allows for withdrawal of a single specimen without any other specimens leaving the liquid nitrogen and becoming partially defrosted. The Company has also developed a web site (www.Idant.com) that is helpful for marketing purposes.

In 2004, Idant received confirmation of two successful conceptions utilizing sperm stored at Idant respectively for, 21 and 28 years. This was the longest successful cryopreservation of sperm in medical history. The Company believes that its unique storage system for human sperm is responsible for this extraordinary success.

There are other semen banking companies that Idant competes with that have larger donor bases and are better known because they have more resources to devote to marketing and advertising their services. There is always a possibility that another Company with more resources will develop a superior technology for storing human sperm.

Our Idant Labs subsidiary pioneered the concept of storage and re-testing of donor semen in 1985. This concept is now legally mandated in most states with semen banking facilities.

WARRANTIES

The Company recognizes warranty and indemnification that require a guarantor to recognize and disclose a liability for obligations it has undertaken in relation to the issuance of the guarantee. Due to the Company’s history, a liability has not been recorded with respect to product or warranty liability.

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

As a registered medical device manufacturer, Daxor is subject to periodic inspection by the FDA of manufacturing facilities, production records, product design records and complaint files. If an FDA inspection identifies a non-compliance with GMP regulations, a regulatory action might possibly occur. Daxor conducts regular internal audits to ensure compliance with all GMP regulations. The last FDA inspection of Daxor was in August 2010 and no adverse findings were noted.

In addition to the FDA, Daxor is subject to inspection by other state, federal and private agencies. Investigators from these agencies have all inspected Daxor facilities in Oak Ridge, Tennessee with no adverse findings. The dates of the inspections and names of the agencies are as follows:

●	Tennessee Board of Pharmacy on November 30, 2007.
●	Underwriters Laboratory on February 16, 2011.

Our facilities in New York City were also inspected over the last two years with no adverse findings. The dates of the inspections and the names of the agencies are as follows:

●	American Association of Blood Banks on August 24, 2010
●	New York City Fire Department on January 14, 2011
●	New York City Department of Environmental Protection on January 19, 2011

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

EMPLOYEES

On March 29, 2011, the Company had a labor force of forty two, all of whom were leased through ADP Total Source. The Company maintains a work force at its main headquarters in New York City, a manufacturing division and a technology support group in Oak Ridge, Tennessee and account managers in various parts of the Continental United States and Hawaii.

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

INVESTING ACTIVITIES

The Company maintains a portfolio of Available for Sale Securities. As described in Item 1A: Risk Factors, the income generated by the portfolio has been instrumental in offsetting the Company’s cumulative operating loss for the five year period ended December 31, 2010. The Company’s investing activities are also discussed in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements. The Company’s investing activities are not part of its operating business and function as a separate segment.

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

Item 1A. Risk Factors

Operating Losses

The Company has incurred cumulative net operating losses of $26,831,242 during the five year period ended December 31, 2010. These losses have mainly resulted from ongoing expenses for marketing and research and development as the Company attempts to build a market for its products. During this same time period, the Company’s cumulative net income from investments and other items exceeded the operating losses and provided the necessary funds for our continued research and development and marketing. It is the opinion of management that the financial health of the Company would have been adversely affected if our net income from investments during this time had been substantially less than losses from operations.

There is no guarantee that future net income from investments will continue to completely offset operating losses as was the case for the five year period ended December 31, 2010.

Sales of Blood Volume Kits

In the Company’s fiscal year ended December 31, 2010, the sale of Blood Volume Kits accounted for 64.6% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 60.8% of the Company’s revenue from Blood Volume Kits.

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

In the Company’s fiscal year ended December 31, 2009, the sale of Blood Volume Kits accounted for 67.4% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 60.3% of the Company’s revenue from the sale of Blood Volume Kits.

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

In response to Medicare’s change in its reimbursement policy for diagnostic radiopharmaceuticals, Daxor has lobbied CMS both individually and as a member of the Society of Nuclear Medicine’s APC Task Force, which is a select group of representatives from industry and healthcare that represents the more than 16,000 nuclear medicine professionals in the United States. One of the missions of the APC Task Force is to work directly with the CMS in an attempt to amend the current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. There is no guarantee that the APC task force will be successful in their efforts to persuade the CMS to amend their policy of limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. This change in Medicare’s reimbursement policy was still in effect at December 31, 2010.

Health Insurance Legislation

On March 21, 2010, the U.S. House of Representatives passed The “Patient Protection and Affordable Care Act (H.R.3590).” This legislation was signed into law by President Obama on March 23, 2010. The goal of this legislation is to make health care more accessible to Americans. At this time, we are unable to quantify how this legislation will affect our operating income. Although it is possible that increased coverage could lead to greater access to our products and services if the reimbursement rate is lower, this would limit the benefit to Daxor and could have a negative effect on our operating results and our business.

Available for Sale Securities

At December 31, 2010, 80.9% of the fair market value of the Company’s investment portfolio consisted of utility stocks whose market price can be sensitive to rising interest rates. At December 31, 2009, 93.5% of the Company’s investment portfolio consisted of utility stocks. The Company’s investment policy calls for a minimum of 80% of the investment portfolio to consist of utility stocks. The Board of Directors has authorized this minimum to be temporarily lowered to 70% when management deems it to be necessary.

At December 31, 2010, the Company’s investment portfolio consisted of 68 separate stocks. The top five holdings as of this date in the investment portfolio were Entergy Corporation, Bank of America, Exelon, First Energy Corporation and National Grid. These five holdings comprised 52.3% of the value of the investment portfolio. Entergy, Exelon, First Energy and National Grid accounted for 48.0% of the dividend income for the year ended December 31, 2010.

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

The Company disclosed in its Form 10-Q for September 30, 2010 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC is claiming that Daxor is primarily an investment company and not primarily an operating company.

The Company has disclosed in previous public filings that it is dependent upon earnings from its investment portfolio to fund operations and that a single individual, Dr. Joseph Feldschuh, makes all investment decisions.

The administrative proceeding took place from March 7, 2011 through March 9, 2011 in New York City. The Company feels strongly that the extensive documentation of its history of operations presented at the administrative proceeding will demonstrate that it is primarily an operating medical instrumentation and biotechnology company and not primarily an investment company

The Administrative Law Judge is required to issue an opinion no later than 300 days from September 17, 2010 pursuant to Rule 360 (a) (2) of the Commission’s Rules of Practice.

There is a risk that Daxor will be found to be an investment company as a result of this administrative proceeding. If Daxor is found to be an Investment Company, we may attempt to register with the Internal Revenue Service (“IRS”) as a Regulated Investment Company (“RIC”). There is no guarantee that the Company would meet the requirements imposed by the Internal Revenue Code for qualification as an RIC.

However, one requirement of being an RIC is that Daxor would have to distribute at least 90% of its investment company taxable income and 90% of its net tax-exempt income to its shareholders annually. If Daxor would not meet this requirement, it would be taxed as Regular Corporation and still be liable for Income Tax and Personal Holding Company Tax.

The management of the Company believes the additional disclosures that would be necessary if Daxor were to become an RIC would not materially affect investment policies and practices currently in place. The management also believes that the operating segments of the Company would also not be materially affected if Daxor was compelled to become an RIC.

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

Patents

Our patents for the BVA 100 expired in 2010. We are in the process of developing an automated system for measuring total body albumin, which we will incorporate into the next generation of Blood Volume Analyzers when we apply for a new patent. It is difficult to determine when or if our application for a new patent would be approved.

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

The Company disclosed in its Form 10-Q for September 30, 2010 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC is claiming that Daxor is primarily an investment company and not primarily an operating company.

The Company has disclosed in previous public filings that it is dependent upon earnings from its investment portfolio to fund operations and that a single individual, Dr. Joseph Feldschuh, makes all investment decisions.

The administrative proceeding took place from March 7, 2011 through March 9, 2011 in New York City. The Company feels strongly that the extensive documentation of its history of operations presented at the administrative proceeding will demonstrate that it is primarily an operating medical instrumentation and biotechnology company and not primarily an investment company

The Administrative Law Judge is required to issue an opinion no later than 300 days from September 17, 2010 pursuant to Rule 360 (a) (2) of the Commission’s Rules of Practice.

There is a risk that Daxor will be found to be an investment company as a result of this administrative proceeding. If Daxor is found to be an Investment Company, we may attempt to register with the Internal Revenue Service (“IRS”) as a Regulated Investment Company (“RIC”). There is no guarantee that the Company would meet the requirements imposed by the Internal Revenue Code for qualification as an RIC.

However, one requirement of being an RIC is that Daxor would have to distribute at least 90% of its investment company taxable income and 90% of its net tax-exempt income to its shareholders annually. If Daxor would not meet this requirement, it would be taxed as Regular Corporation and still be liable for Income Tax and Personal Holding Company Tax.

The management of the Company believes the additional disclosures that would be necessary if Daxor were to become an RIC would not materially affect investment policies and practices currently in place. The management also believes that the operating segments of the Company would also not be materially affected if Daxor was compelled to become an RIC.

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

In November of 2008, a construction project commenced at 109 Meco Lane. The project was completed during the first quarter of 2010 and the total cost was approximately $2,750,000. The project involved the construction of laboratory and office space. The validation for the laboratory space and related instruments started during the first quarter of 2010 and Management expects it will be completed by the end of 2011.

The Company subleases a small portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received from the President of the Company in each of the years ended December 31, 2010, 2009 and 2008 was $12,166, $11,854 and $11,478.

Item 3. Legal Proceedings

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

The Company disclosed in its Form 10-Q for September 30, 2010 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC is claiming that Daxor is primarily an investment company and not primarily an operating company.

The Company has disclosed in previous public filings that it is dependent upon earnings from its investment portfolio to fund operations and that a single individual, Dr. Joseph Feldschuh, makes all investment decisions.

The administrative proceeding took place from March 7, 2011 through March 9, 2011 in New York City. The Company feels strongly that the extensive documentation of its history of operations presented at the administrative proceeding will demonstrate that it is primarily an operating medical instrumentation and biotechnology company and not primarily an investment company

The Administrative Law Judge is required to issue an opinion no later than 300 days from September 17, 2010 pursuant to Rule 360 (a) (2) of the Commission’s Rules of Practice.

There is a risk that Daxor will be found to be an investment company as a result of this administrative proceeding. If Daxor is found to be an Investment Company, we may attempt to register with the Internal Revenue Service (“IRS”) as a Regulated Investment Company (“RIC”). There is no guarantee that the Company would meet the requirements imposed by the Internal Revenue Code for qualification as an RIC.

However, one requirement of being an RIC is that Daxor would have to distribute at least 90% of its investment company taxable income and 90% of its net tax-exempt income to its shareholders annually. If Daxor would not meet this requirement, it would be taxed as Regular Corporation and still be liable for Income Tax and Personal Holding Company Tax.

The management of the Company believes the additional disclosures that would be necessary if Daxor were to become an RIC would not materially affect investment policies and practices currently in place. The management also believes that the operating segments of the Company would also not be materially affected if Daxor was compelled to become an RIC.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock is traded on the NYSE Amex Equities Exchange under the symbol DXR.

2010	High	Low
First Quarter	$12.84	$10.98
Second Quarter	$12.25	$9.87
Third Quarter	$10.32	$9.27
Fourth Quarter	$10.96	$8.75

2009	High	Low
First Quarter	$16.70	$14.10
Second Quarter	$15.60	$10.06
Third Quarter	$13.00	$9.78
Fourth Quarter	$15.10	$11.00

On March 10, 2011, the Company had approximately 131 holders of record of the Common Stock. The Company believes there are approximately 1,200 beneficial holders of their Common Stock.

For the year ended December 31, 2010, the Company paid total dividends of $4,229,520 or $1.00 per share on its Common Stock. The $1.00 per share was paid as follows: $0.10 per share on June 16th, $0.25 per share on September 30th and a special dividend of $0.65 per share on December 30, 2010.

For the year ended December 31, 2009, the Company paid total dividends of $5,739,299 or $1.35 per share on its Common Stock. The $1.35 per share was paid as follows: $0.10 per share on June 15th, $0.25 per share on September 8th and a special dividend of $1.00 per share on December 24, 2009.

No dividends have been declared or paid in 2011 and any future dividends will be dependent upon the Company’s earnings, financial condition and other relevant factors.

Item 6. Selected Financial Data.

The following table sets forth certain selected financial data with respect to the Company. The consolidated statements of operations data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 are derived from our audited consolidated financial statements that are included in this Form 10-K.

Operations Data:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Total operating revenues	$1,579,257	$1,688,826	$1,761,055	$1,869,779	$1,486,449

Costs and expenses:

Operations of laboratories & costs of production	727,650	704,866	717,278	682,786	631,567
Research and development	3,041,640	2,825,151	2,438,423	2,576,708	2,332,399
Selling, general and administrative	3,469,078	3,267,997	3,812,506	4,041,155	3,947,404
Total costs and expenses	7,238,368	6,798,014	6,968,207	7,300,649	6,911,370

Loss from operations	(5,659,111)	(5,109,188)	(5,207,152)	(5,430,870)	(5,424,921)

Other income and expenses:
Dividend income	2,226,198	2,936,976	2,509,966	2,419,476	2,273,737
Gains on sale of investments	13,509,318	10,911,200	17,249,716	14,853,934	3,316,710
Mark to market of short positions	(1,526,064)	(1,301,530)	5,364,215	357,337	(544,629)
Other revenues	12,166	11,854	11,924	11,112	13,838
Admin expense relating to portfolio investments	(150,675)	(134,457)	(99,935)	(55,538)	(44,564)
Interest expense, net of interest income	(61,676)	(162,983)	(147,501)	(197,211)	(363,952)
Total other income and expenses	14,009,267	12,261,060	24,888,385	17,389,110	4,651,140

Income (loss) before income taxes	8,350,156	7,151,872	19,681,233	11,958,240	(773,781)

Provision for income taxes	3,381,892	1,329,114	4,557,964	1,311,024	11,750

Net Income (loss)	$4,968,264	$5,822,758	$15,123,269	$10,647,216	$(785,531)

Weighted average number of common shares outstanding - basic	4,237,216	4,262,643	4,350,951	4,572,119	4,625,168
Weighted average number of common shares outstanding - diluted	4,237,216	4,284,643	4,375,623	4,572,119	4,625,168

Income (loss) per common equivalent share - basic	$1.17	$1.37	$3.48	$2.33	$(0.17)
Income (loss) per common equivalent share - diluted	$1.17	$1.36	$3.46	$2.33	$(0.17)

Dividends paid per common share	$1.00	$1.35	$1.50	—	—

Selected Balance Sheet Data:

	December 31,
	2010	2009	2008	2007	2006

Total assets	$91,195,415	$75,186,990	$76,824,181	$102,560,500	$78,166,312
Total liabilities*	$44,200,371	$27,561,653	$33,363,540	$47,644,615	$32,528,520
Stockholders’ equity	$46,995,044	$47,625,337	$43,460,641	$54,915,885	$45,637,792

* Total liabilities include deferred taxes on unrealized gains.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

    The following discussion of the our financial condition and results of our operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010. This Annual Report on Form 10-K contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are usually accompanied by words such as “believes,” “may,” “should,” “anticipates,” “estimates,” “expects,” “future,” “intends,” “hopes,” “plans,” and similar expressions, and the negative thereof. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

BUSINESS OVERVIEW

    Daxor Corporation is a medical device manufacturing company which provides additional biotechnology services, such as cryobanking and frozen blood storage, through its wholly owned subsidiary Scientific Medical Systems Corp. The main focus of Daxor Corporation has been the development and marketing of the BVA-100 Blood Volume Analyzer, an instrument that rapidly and accurately measures human blood volume. This instrument is used in conjunction with a single-use diagnostic injection and collection kit (Volumex®) that the Company also sells to its customers.

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

    This study also examined the accuracy of clinical assessment of volume status in these patients. Experienced cardiologists assessed patients’ blood volume status using standard laboratory tests and physical examination. When choosing between three possible choices—decreased, normal, or increased blood volume—specialists were correct only 51% of the time in categorizing these severely ill cardiac patients relative to the direct measurement results provided by the BVA-100. This study was cited in the American College of Cardiology/American Heart Association guidelines for the treatment of chronic heart failure in support of the recommendation to assess blood volume status of heart failure patients at every doctor’s visit.

    Daxor recently began to enroll patients in a multi-center study which is a follow-up to this earlier study. The TEAM-HF (Treatment to Euvolemia/Normovolemia by Assessment and Measured Blood Volume in Heart Failure) Study will enroll a total of 300 patients from thirteen (13) participating medical centers. The TEAM-HF Study will compare heart failure management strategies based on clinical assessment of volume status versus direct measurement of blood volume using the BVA-100 to determine whether use of blood volume data leads to decreases in re-hospitalization and mortality, and improved function and quality of life for heart failure patients. Dr. Stuart Katz, who is now the Director of the Heart Failure Program at New York University, is extending his previous research by serving as the National Principal Investigator for this study. Data collection and management for the TEAM-HF Study is being performed by an independent Data Collection Center – the Nathan S. Kline Institute for Psychiatric Research. Daxor has also retained the services of three statisticians, two of whom are faculty members at New York University, to assist with data analysis for the TEAM-HF Study.

    In addition, Daxor is currently supporting a study which will determine whether use of blood volume measurement to help guide fluid removal by ultrafiltration (UF) in patients hospitalized with decompensated Heart Failure (HF) leads to improved outcomes. The 50 patients who enroll in this interventional study will undergo 4 blood volume measurements: (1) immediately before UF, (2) 30 minutes after UF is complete, (3) at 30-day follow-up and (4) at 90-day follow-up. Patients will be randomized into two groups: in the experimental group, the physician will be given the BVA-100 results, which – in conjunction with continuous hematocrit monitoring – will guide fluid removal during UF. In the control group, the physician will not be given the BVA-100 results. In this case, fluid removal will be based upon physicians’ clinical assessment. Some of the outcomes that will be compared between the two groups include survival, rehospitalization, the incidence of decreased kidney function, and the need for long-term hemodialysis. This study is currently in progress, and 23 patients have enrolled to date. The Principal Investigator for this study is Dr. Mitchell Saltzberg, the Medical Director of the Heart Failure program at the Christiana Care Health System.

    Daxor also provided support – along with Medtronic, Inc. – for a clinical study to assess whether the OptiVol® implantable cardiac device is able to provide an accurate estimate of patients’ blood volume status. At the present time, it is difficult to accurately identify increases in blood volume that may predict which patients are likely to experience a worsening of symptoms and future heart failure events. One invasive method that is sometimes used to identify early blood volume increases is Medtronic’s OptiVol® system, which continuously monitors the thoracic fluid status of heart failure patients. The objective of this study is to determine whether there is a correlation between intrathoracic impedance, as measured by Medtronic’s OptiVol® system, and total blood and plasma volume as measured by Daxor’s non-invasive BVA-100. This study, which is being led by Dr. Adrian Van Bakel, the Medical Director of the Heart Failure and Cardiac Transplant Program of the Medical University of South Carolina, was recently completed and the data is currently being analyzed.

Critical Care/Trauma

    Optimal management of fluid status is an essential component of critical care medicine. At the present time, physicians rely on imprecise clinical signs and symptoms to guide their fluid resuscitation decisions. Direct blood volume measurement can be used to take the guesswork out of volume assessment and to enable more precise and appropriate treatment.

    Dr. Mihae Yu and colleagues at the Queen’s Medical Center in Honolulu, Hawaii, have been studying the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how the results have influenced their treatment decisions. Some of their results were published in the February 2009 issue of the American Journal of Surgery. The findings were based on 86 blood volume measurements from 40 patients, and showed that blood volume measurement results led to a change in treatment plan 36% of the time. Among patients who received a pulmonary artery catheter (PAC) for hemodynamic measurements, treatment would have been changed 50% of the time if blood volume data had been available to treating physicians. Among patients who did not receive PAC measurement, treatment would have changed 33% of the time if the blood volume data had been available.

    Dr. Yu recently completed a major study, partially funded by Daxor, in which blood volume measurement was conducted in the intensive care unit. The purpose of the study was to determine whether survival and length of hospital stay could be improved by incorporating blood volume measurement into treatment decisions in the intensive care unit. They found that use of the BVA-100 to guide fluid and red blood cell management led to a significant improvement in mortality in critically ill surgical patients with septic shock, severe sepsis, severe respiratory failure and/or cardiovascular collapse. Patients in the control group, whose resuscitation was guided by findings from pulmonary artery catheterization (PAC) demonstrated statistically significant untreated volume abnormalities and red blood cell deficiencies more often than patients in the group who were resuscitated based on blood volume measurement data (48% vs. 37% and 33% vs. 16%, respectively). This correlated with significantly greater mortality for patients in the control group (24% mortality) than for patients in the blood volume measurement group (8% mortality; P=0.03). These findings indicate that blood volume analysis permits more accurate assessment of patients’ volume status and more precise fluid resuscitation and saves lives. Their most recent findings were published in the March 2011 issue of the journal Shock.

    Daxor also supported a second study of blood volume analysis in critically injured trauma patients. This study, which assessed blood volume changes over a three-day period, was led by Dr. Marty Schreiber, Chief of Trauma at the Oregon Health and Science University. They found that the peripheral hematocrit – which is traditionally used as a marker for blood loss – does not provide an adequate estimate of red blood cell volume in critically ill patients who have been fluid resuscitated. Although the peripheral hematocrit was relatively accurate in patients with normal or contracted blood volumes, based on comparison to the results of direct blood volume measurement, it was quite inaccurate in patients with expanded blood volumes. In fact, the peripheral hematocrit led to overdiagnosis of anemia in 46.7% of critically ill patients with expanded blood volumes. These findings were published in the March 2011 issue of The Journal of Trauma.

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

    Daxor recently sponsored a study of blood volume changes throughout cardiac surgery as measured by the BVA-100. This study was led by Principal Investigator Dr. Mark Nelson at the Virginia Commonwealth University. Three sequential blood volume analyses were conducted: (1) before surgery; (2) immediately after surgery; (3) and 2 hours after transfer to the intensive care unit. The hypothesis was that red cell volume would be well conserved as a result of cell salvage and transfusion practices employed in the operating room. The preliminary findings from this study demonstrated a greater than anticipated loss of red cells and total blood volume during and after surgery. These results were presented at the 2010 Society of Cardiovascular Anesthesiologists meeting and are expected to be published in the near future.

RESULTS OF OPERATIONS

Operating Revenues

For the year ended December 31, 2010, consolidated revenue from operations was $1,579,257 versus $1,688,826 for the year ended December 31, 2009 for a decrease of $109,569 or 6.5%.

Equipment sales and kit sales decreased from $1,343,610 in 2009 to $1,242,264 in 2010. In 2010 the Company sold one blood volume analyzer for $65,000 versus one in 2009 for $55,000.

The revenue from kit sales decreased by 10.4% for the year ended December 31, 2010 versus the same period in 2009. The number of kits sold decreased by 11.6% for the year ended December 31, 2010 versus the same period in 2009. For the year ended December 31, 2010, the Company sold 3,152 blood volume measurement kits versus 3,565 in 2009. For the year ended December 31, 2010, the Company provided 269 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 344 in 2009.

The number of Blood Volume Analyzers placed into service was 56 at December 31, 2010 and December 31, 2009. The decrease in revenue from kit sales in 2010 versus 2009 can be attributed to a decrease in visits by patients with the type of conditions that would require blood volume measurement to facilities with the Blood Volume Analyzer.

The following tables provide gross margin information on Equipment Sales & Related Services for the years ended December 31, 2010 and December 31, 2009:

Equipment Sales and Related Services:	Kit Sales Year Ended December 31, 2010	Equipment Sales and Other Year Ended December 31, 2010	Total Year Ended December 31, 2010
Revenue	$1,020,906	$221,358	$1,242,264
Cost of Goods Sold	475,959	215,827	691,786
Gross Profit	544,947	5,531	550,478
Gross Profit Percentage	53.4%	2.5%	44.3%

Equipment Sales and Related Services:	Kit Sales Year Ended December 31, 2009	Equipment Sales and Other Year Ended December 31, 2009	Total Year Ended December 31, 2009
Revenue	$1,139,262	$204,348	$1,343,610
Cost of Goods Sold	606,926	56,190	663,116
Gross Profit	532,336	148,158	680,494
Gross Profit Percentage	46.7%	72.5%	50.7%

The increase in Gross Profit Percentage on Kit Sales for the year ended December 31, 2010 versus 2009 is mostly due to two factors:

●	A small price increase on our Volumex Kits which was effective October 1, 2010. This was the first time the Company has increased prices on our Volumex kits since February 1, 2007.
●
For the year ended December 31, 2009 the Company incurred an additional charge of $132,759 for a series of special orders which were necessary in order to increase the supply of materials needed for production of syringes and related materials for the Volumex Kits. These charges were not repeated in 2010.

The decline in Gross Profit Percentage on Equipment Sales and Other is mainly due to the following four factors:

●
Inventory at December 31, 2010 was $90,773 lower than at December 31, 2009 mainly due to the removal from inventory of materials needed for the production of syringes and related items. These items were sent to the Company’s radiopharmaceutical manufacturer.

●	Inventory was $27,581 higher at December 31, 2009 than at December 31, 2008. This increase in inventory is mostly due to the receipt of materials used to make Volumex syringes in 2009.
●	The net effect of these two differences was an increase of $118,354 in Cost of Goods Sold for the year ended December 31, 2010.
●
During the year ended December 31, 2010, $85,000 of costs for five BVA-100 machines was reclassified from Cost of Goods Sold to Fixed Assets for BVA-100 machines place on trial versus $153,000 for nine machines for the year ended December 31, 2009.

Operating revenues from Cryobanking and related services decreased during the year ended December 31, 2010 by $8,223 or 2.3% from 2009. A major factor in this decrease was a reduction in revenue from semen storage and analysis by $3,206 or 1.3% to $250,435 versus $253,641 in the year ended December 31, 2010.

The Company’s Idant Laboratories subsidiary contributed 21.3% and 20.4% of operating revenues in 2010 and 2009, respectively.

Operating Expenses

For the years ended December 31, 2010 and 2009, consolidated expenses from operations totaled $6,510,718 and $6,093,148 respectively.

For the years ended December 31, 2010 and 2009, the consolidated loss from operations was $5,659,111 and $5,109,188 respectively.

The total Operating costs for Daxor and the BVA segment were $5,576,694 for the year ended December 31, 2010 versus $5,155,221 for the year ended December 31, 2009 for an increase of $421,473 or 8.2%. The main reason for this is an increase in Professional Fees in 2010 of $302,085 which is mostly due to costs relating to the SEC proceeding that were incurred in 2010.

Research and Development expenses for Daxor and the BVA segment increased in 2010 by $195,071 or 7.4% to $2,826,068 from $2,630,997 in 2009. Daxor remains committed to making Blood Volume Analysis a standard of care in at least three disease conditions. In order to achieve this goal, we are continuing to spend time and money in research and development in order to get the best product to market. We are still working on the following three projects: 1) GFR: Glomeril Filtration Rate, 2) Total Body Albumin Analysis, and 3) Wipe Tests for radiation contamination and detection. We are also progressing on the next version of the delivery device for the radioactive dose Volumex. The current version is the “Max-100” which has a patent. The next version, the “Max-200” will be without a needle and should give the company extended protection with a second patent when it is completed.

Total Operating Costs for the Cryobanking segment were $934,024 for the year ended December 31, 2010 versus $937,927 for the year ended December 31, 2009 for a decrease of $3,903 or 0.4%.

INVESTING SEGMENT

Investment Portfolio

    At December 31, 2010, the Company’s investment portfolio consisted of 68 separate stocks. The top five holdings as of this date in the investment portfolio were Entergy Corporation, Bank of America, Exelon, First Energy Corporation and National Grid. These five holdings comprised 52.3% of the value of the investment portfolio. Entergy, Exelon, First Energy and National Grid accounted for 48.0% of the dividend income for the year ended December 31, 2010.

Dividend Income

    Dividend income earned for the year ended December 31, 2010 was $2,226,198 versus $2,936,976 for the year ended December 31, 2009, for a decrease of $710,778, or 24.2%. The major reason for this difference is that the Company received $59,774 in dividends in 2010 for stocks that were not in the investment portfolio at the end of the year versus $575,634 in 2009. The $575,634 of dividends includes a onetime special dividend of $282,425.

Investment Gains

    The net realized gains on the sale of investments were $13,509,318 for the year ended December 31, 2010 versus $10,911,200 for the year ended December 31, 2009 which represents an increase of $2,598,118 or 23.8%. The main reason for this increase was that the Company had a realized gain of $1,622,235 on selling 49,345 shares of Maine and Maritime in 2010 as the result of a merger.

    The sum of dividend income plus investment gain from sale of securities was $15,735,516 for the year ended December 31, 2010 and $13,848,176 for the year ended December 31, 2009.

Unrealized Losses on Available for Sale Securities

    At December 31, 2010, 71.3% or $420,399 of the total unrealized loss of $589,960 was comprised of the following two securities: $250,817 for Citigroup Inc. (“Citigroup”) and $169,582 for NRG Energy, Inc. (“NRG”).

    After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at December 31, 2010 on either position.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2010, cash and cash equivalents totaled $57,741 versus $277,088 at December 31, 2009. Cash used in operating activities was $5,690,083 for the year ended December 31, 2010. This use of cash was primarily due to funding the operating loss for the current year.

    Cash provided by investing activities was $9,401,925 for the year ended December 31, 2010. This increase is mainly attributable to the proceeds from sales of available for sale securities of $20,378,599 and put and calls options of $18,623,868 which were partially offset by the acquisition of available for sale securities of $28,856,997.

    A total of $3,931,189 of cash was used during the current year in financing activities and this was primarily due to the repayment of margin loans payable of $40,877,703 and payment of a dividend of $4,229,520 which were partially offset by proceeds from margin loans of $41,462,399.

    The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

    Income from the Company’s security portfolio is a major asset for the Company as it continues its efforts in research and development and marketing. At December 31, 2010, the Company is in a satisfactory financial position with adequate funds available for its immediate and anticipated needs. The Company plans its budgetary outlays on the assumption that the raising of additional financial capital may be difficult in the next 2 to 4 years. The Company believes that its present liquidity and assets are adequate to sustain the expenses associated with its research and development and marketing efforts.

    For the period of January 1, 2011 through March 15, 2011, the Company has incurred $747,639 of legal expenses for the SEC proceeding described in greater detail in “Investment Company,” “Item IB Unresolved Staff Comments,” “Item 3 Legal Proceedings,” and “Note (12) Certain Concentrations and Contingencies” of this Form 10-K. These charges will be recorded during the Quarter ending March 31, 2011. At this time, management is unable to estimate the amount of any additional future costs that may be incurred by the Company for the SEC proceeding.

    The following table shows the Fair Market Value, Cost, Net Unrealized Gain, Unrealized Gain and Loss at December 31st from 2006 through 2010.

Valuation Date:	Fair Market Value	Cost	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
December 31, 2010	$53,876,071	$30,967,959	$22,908,112	$23,498,072	$(589,960)
December 31, 2009	53,270,726	28,630,149	24,640,577	27,141,931	(2,501,354)
December 31, 2008	68,339,143	50,709,601	17,629,542	28,469,540	(10,839,998)
December 31, 2007	74,919,193	29,987,157	44,932,036	47,386,399	(2,454,363)
December 31, 2006	66,968,446	23,307,390	43,661,056	43,927,770	(266,714)

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

    The Company’s investment portfolio has been a critical source of supplemental income which has offset the cumulative operating losses for the five year period ended December 31, 2010. Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two. The Company’s portfolio has maintained a net value above historical cost for each of the past 104 consecutive quarters.

    The income derived from these investments has been essential to help offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research and development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which have covered the Company’s cumulative losses from operations for the five year period ended December 31, 2010. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by the Company’s President and CEO, Dr. Joseph Feldschuh.

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

CRITICAL ACCOUNTING POLICIES

Available for Sale Securities

    Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies) that management has determined meet the definition of available-for-sale under FASB ASC 320, “Investments.” Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

      The company will also engage in the short selling of stock. When this occurs, the short position is marked to the market and this adjustment is recorded in the Statement of Operations. Any gain or loss is recorded for the period presented.

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

It is possible that the market value of a stock may go below our cost after we purchase it even though we considered the stock to be undervalued relative to the market at the time we purchased it. When that occurs, we follow the provisions of SEC Staff Accounting Bulletin: Codification of Staff Accounting Bulletins, Topic 5-M (“SAB 5-M”): Miscellaneous Accounting, Other Than Temporary Investments in Debt and Equity Securities in determining whether an investment is other than temporarily impaired. The factors we review and/or consider include the following:

●	The extent to which the market value has been less than cost.

●	An evaluation of the financial condition of an issuer including a review of their profit and loss statements for the most recent completed fiscal year and the preceding two years.

●	The examination of the general market outlook of the issuer. This could include but is not limited to the issuer having a unique product or technology which would appear likely to have a positive impact on future earnings.

●	A review of the general market conditions.

●	Our intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value.

●	Specific adverse conditions related to the financial health of, and business outlook for, the issuer.

●	Changes in technology in the industry and its affect on the issuer

●	Changes in the issuer’s credit rating.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years
(Long-Term Debt Obligations) 1	$373,156	$71,184	$301,972	—	—

(Capital Lease Obligations)	—	—	—	—	—

(Operating Lease Obligations) 2	$1,501,380	$300,276	$600,552	$600,552	—

(Purchase Obligations)	—	—	—	—	—

(Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP)	—	—	—	—	—

Total	$1,874,536	$371,460	$902,524	$600,552	$—

1 This amount represents the total monthly mortgage payment of $5,932 which includes principal and interest for the property purchased at 107 and 109 Meco Lane in Oak Ridge, Tennessee. There is a monthly payment of $5,932 through December of 2011. The Company has the option of making a balloon payment of $301,972 in January of 2012 or refinancing the remaining amount of the mortgage.

2 This amount represents a total monthly rental payment of $25,023 which consists of base rent of $24,253 and $770 for two separate spaces at 350 5th Avenue.

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

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to it’s diversity of holdings. At December 31, 2010 and 2009, the company held 68 and 83 separate stocks, respectively.

    As part of the Company’s investment strategy, put and call options are sold on various stocks the Company is willing to buy or sell. The premiums received are deferred until such time as they are exercised or expire. In accordance with FASB ASC 815 “Derivatives and Hedging,” these options are marked to market for each reporting period using readily available market quotes, and this fair value adjustment is recorded as a gain or loss in the Statement of Operations.

    Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire.

December 31, 2010

The following is summary information on the Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2010:

Description	Percent of Portfolio Cost	Market Value	Cost	Unrealized Gains	Unrealized Losses	Dividends and Interest
Utilities-Common Stock	65.88%	$43,121,134	$20,401,564	$23,010,788	$(291,218)	$2,000,665
Non-Utilities Common	28.87%	8,687,583	8,940,180	33,252	(285,849)	21,317
Total Common Stock	94.75%	51,808,717	29,341,744	23,044,040	(577,067)	2,021,982
Utilities-Preferred Stock	0.87%	469,148	270,497	199,462	(811)	26,523
Non-Utilities-Preferred	4.38%	1,598,206	1,355,718	254,570	(12,082)	117,861
Total Preferred Stock	5.25%	2,067,354	1,626,215	454,032	(12,893)	144,384
Total Portfolio	100.00%	$53,876,071	$30,967,959	$23,498,072	$(589,960)	$2,166,366

During the year ended December 31, 2010, the Company received $ 59,774 of dividends on stocks that were not in the Securities Portfolio at December 31, 2010 and was charged $1,784 for dividends on short positions. The Company also received $1,842 in money market dividends.

Summary of Put and Call Options at December 31, 2010

Description	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Puts	$2,764,234	$8,116,480	$5,426,402	$(74,156)
Calls	$1,565,835	$1,780,147	$792,892	$(578,580)
Total Puts and Calls	$4,330,069	$9,896,627	$6,219,294	$(652,736)

December 31, 2009

The following is summary information on the Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2009:

Description	Percent of Portfolio Cost	Market Value	Cost	Unrealized Gains	Unrealized Losses	Dividends and Interest
Utilities-Common Stock	84.96%	$49,368,191	$24,324,721	$26,389,467	$(1,345,997)	$2,209,834
Non-Utilities Common	8.20%	1,839,463	2,348,334	382,277	(891,148)	10,712
Total Common Stock	93.16%	51,207,654	26,673,055	26,771,744	(2,237,145)	2,220,546
Utilities-Preferred Stock	0.95%	455,388	270,497	186,541	(1,650)	26,523
Non-Utilities-Preferred	5.89%	1,607,684	1,686,597	183,646	(262,559)	112,393
Total Preferred Stock	6.84%	2,063,072	1,957,094	370,187	(264,209)	138,916
Total Portfolio	100.00%	$53,270,726	$28,630,149	$27,141,931	$(2,501,354)	$2,359,462

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

At December 31, 2010, 96.16% of the market value of the Company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

At December 31, 2010, the Company’s investment portfolio consisted of 68 separate stocks. The top five holdings as of this date in the investment portfolio were Entergy Corporation, Bank of America, Exelon, First Energy Corporation and National Grid. These five holdings comprised 52.3% of the value of the investment portfolio. Entergy, Exelon, First Energy and National Grid accounted for 48.0% of the dividend income for the year ended December 31, 2010.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could affect the company in two ways; one would be to put downward pressure on the valuation of utility stocks as well as increase the company’s cost of borrowing.

Because of the size of the unrealized gains in the company’s portfolio, the Company does not anticipate any changes which could reduce the value of the Company’s utility portfolio below historical cost. Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 68 separate common and preferred stocks.

The Company is not exposed to any foreign currency risk or commodity price risk through its holdings of equity securities and put and call options.

The Company is not exposed to any interest rate risk since it does not have any long term debt other than a fixed rate mortgage securing real property in Oak Ridge, Tennessee.

Daxor Corporation
Summary of Available for Sale Securities
As at December 31, 2010

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain
Common Stock	$51,808,717	$29,341,744	$22,466,973
Preferred Stock	2,067,354	1,626,215	441,139
Total Portfolio	$53,876,071	$30,967,959	$22,908,112

Summary of Proceeds Received and Market Valuation at 12/31/10
Put and Call Options

Total Proceeds Received on open positions at 01/01/10	Sale of Options from 01/01/10-12/31/10	Expirations and Assignments of Options from 01/01/10-12/31/10	Proceeds Received on open positions at 12/31/10	Market Value at 12/31/10	Unrealized Appreciation at 12/31/10
$9,605,476	$18,623,868	$18,332,717	$9,896,627	$4,330,069	$5,566,558

Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$8,263,313	$74,480	$2,216,443	$515,480	$10,479,756	$589,960

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$2,423,702	$384,011	$40,972,613	$23,114,061	$43,396,315	$23,498,072

Daxor Corporation
Summary of Available for Sale Securities
As at December 31, 2009

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain
Common Stock	$51,207,654	$26,673,055	$24,534,599
Preferred Stock	2,063,072	1,957,094	105,978
Total Portfolio	$53,270,726	$28,630,149	$24,640,577

Summary of Proceeds Received and Market Valuation at 12/31/09
Put and Call Options

Total Proceeds Received on open positions at 01/01/09	Sale of Options from 01/01/09-12/31/09	Expirations and Assignments of Options from 01/01/09-12/31/09	Proceeds Received on open positions at 12/31/09	Market Value at 12/31/09	Unrealized Appreciation at 12/31/09
$13,811,975	$26,044,493	$30,250,992	$9,605,476	$4,249,123	$5,356,353

Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$2,874,316	$1,451,436	$1,917,505	$1,049,918	$4,791,821	$2,501,354

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$4,025,079	$696,783	$44,453,826	$26,445,148	$48,478,905	$27,141,931

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Daxor Corporation

We have audited the accompanying consolidated balance sheets of Daxor Corporation and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daxor Corporation and subsidiary as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
Saddle Brook, NJ

March 29, 2011

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$57,741	$277,088
Receivable from broker	32,382,439	16,629,427
Available-for-sale securities, at fair value	53,876,071	53,270,726
Accounts receivable, net of reserve of $125,402 in 2010 and $92,421 in 2009	178,820	240,615
Inventory	363,634	454,407
Prepaid expenses and other current assets	130,560	104,431
Total Current Assets	86,989,265	70,976,694

Property and equipment, net	4,168,992	4,173,138
Other assets	37,158	37,158

Total Assets	$91,195,415	$75,186,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$436,542	$533,631
Loans payable	4,638,197	—
Income taxes payable	2,986,800	943,075
Mortgage payable, current portion	46,798	43,431
Puts and calls, at fair value	4,330,069	4,249,123
Securities borrowed, at fair value	22,406,036	10,771,279
Deferred revenue	51,920	46,902
Deferred income taxes	9,003,946	10,627,351
Total Current Liabilities	43,900,308	27,214,792

LONG TERM LIABILITIES

Mortgage payable, less current portion	300,063	346,861
Total Liabilities	44,200,371	27,561,653

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value Authorized - 10,000,000 shares Issued - 5,316,550 shares
Outstanding – 4,226,137 and 4,250,318 shares, respectively	53,165	53,165
Additional paid in capital	10,675,228	10,675,228
Accumulated other comprehensive income	14,890,272	16,016,375
Retained earnings	32,980,341	32,241,597
Less: cost of common stock held in treasury, at cost, 1,090,413 shares in 2010 and 1,066,232 in 2009	(11,603,962)	(11,361,028)
Total Stockholders’ Equity	46,995,044	47,625,337
Total Liabilities and Stockholders’ Equity	$91,195,415	$75,186,990

See accompanying notes to consolidated financial statements

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31

	2010	2009
REVENUES:

Operating revenues - equipment sales and related services	$1,242,264	$1,343,610

Operating revenues - cryobanking and related services	336,993	345,216

Total Revenues	1,579,257	1,688,826

Costs of Sales:

Costs of sales-equipment sales and related services	691,786	663,116

Costs of sales-cryobanking and related services	35,864	41,750

Total Costs of Sales	727,650	704,866

Gross Profit	851,607	983,960

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	2,826,068	2,630,997

Research and development-cryobanking and related services	215,572	194,154
Total Research and Development Expenses	3,041,640	2,825,151

Selling, General and Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	2,750,626	2,524,224

Selling, general and administrative- cryobanking and related services	718,452	743,773

Total Selling, General and Administrative Expenses	3,469,078	3,267,997

Total Operating Expenses	6,510,718	6,093,148

Loss from Operations	(5,659,111)	(5,109,188)

Other income (expenses):

Dividend income-investment portfolio	2,226,198	2,936,976

Realized gains on sale of securities, net	13,509,318	10,911,200

Mark to market of short positions	(1,526,064)	(1,301,530)

Other revenues	12,166	11,854

Interest expense, net of interest income of $1,944 and $15,116	(61,676)	(162,983)

Administrative expenses relating to portfolio investments	(150,675)	(134,457)

Total Other income, net	14,009,267	12,261,060

Income before income taxes	8,350,156	7,151,872

Provision for income taxes	3,381,892	1,329,114

Net Income	$4,968,264	$5,822,758

Weighted average number of shares outstanding - basic	4,237,216	4,262,643

Net income per common equivalent share -basic	$1.17	$1.37

Weighted average number of shares outstanding - diluted	4,237,216	4,284,643

Net income per common equivalent share - diluted	$1.17	$1.36

Dividends paid per common share	$1.00	$1.35

See accompanying notes to consolidated financial statements

DAXOR CORPORATION AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock			Accumulated
	Number of		Additional	Other
	Shares		Paid in	Comprehensive	Retained	Treasury		Comprehensive
	Outstanding	Amount	Capital	Income	Earnings	Stock	Total	Income

Balances, December 31, 2008	4,289,118	$53,165	$10,660,547	$11,459,203	$32,158,138	$(10,870,412)	$43,460,641

Change in unrealized gain on securities, net of $2,453,861 deferred taxes				4,557,172			4,557,172	$4,557,172

Option based compensation expense			14,681				14,681

Net income					5,822,758		5,822,758	5,822,758

Common Stock Dividends					(5,739,299)		(5,739,299)

Purchase of treasury stock	(38,800)					(490,616)	(490,616)

Comprehensive Income								$10,379,930

Balances, December 31, 2009	4,250,318	$53,165	$10,675,228	$16,016,375	$32,241,597	$(11,361,028)	$47,625,337

	Common Stock			Accumulated
	Number of		Additional	Other
	Shares		Paid in	Comprehensive	Retained	Treasury		Comprehensive
	Outstanding	Amount	Capital	Income	Earnings	Stock	Total	Income

Balances, December 31, 2009	4,250,318	$53,165	$10,675,228	$16,016,375	$32,241,597	$(11,361,028)	$47,625,337

Change in unrealized gain on securities, net of $606,363 deferred taxes				(1,126,103)			(1,126,103)	$(1,126,103)

Net income					4,968,264		4,968,264	4,968,264

Common Stock Dividends					(4,229,520)		(4,229,520)

Purchase of treasury stock	(24,181)					(242,934)	(242,934)

Comprehensive Income								$3,842,161

Balances, December 31, 2010	4,226,137	$53,165	$10,675,228	$14,890,272	$32,980,341	$(11,603,962)	$46,995,044

DAXOR CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,968,264	$5,822,758
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation & amortization	296,554	278,907
Deferred income taxes	(1,017,042)	106,666
Provision for bad debts	32,981	3,776
Gain on sale of fixed assets	(52,533)	(49,900)
Loss on disposal of fixed assets	19,835	18,134
Stock dividend income received on investments	—	(41,433)
Stock based compensation associated with employee stock option plans	—	14,681
Gains on sale of investments, net	(13,509,318)	(10,911,200)
Marked to market adjustments on options and shorts	1,526,064	1,301,530
Change in operating assets and operating liabilities:
Decrease (increase) in accounts receivable	28,814	(38,823)
(Increase) decrease in prepaid expenses & other current assets	(26,129)	27,481
Decrease (increase) in inventory	90,773	(27,581)
Decrease in accounts payable and accrued liabilities	(97,089)	(70,789)
Increase (decrease) in income taxes payable	2,043,725	(1,700,883)
Increase in deferred income	5,018	13,553
Net cash used in operating activities	(5,690,083)	(5,253,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(324,710)	(2,166,724)
Proceeds from sale of fixed assets	65,000	55,000
Increase in receivable from broker	(11,699,512)	(10,567,129)
Increase in securities borrowed	11,634,757	10,663,408
Purchases of put and call options	(419,080)	(2,700,175)
Sale of put and call options	18,623,868	26,046,162
Purchase of investments	(28,856,997)	(35,119,377)
Sales of investments	20,378,599	39,328,708

Net cash provided by investing activities	9,401,925	25,539,873

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	—	250,000
Repayment of bank loan	—	(1,285,000)
Proceeds from margin loan payable	41,462,399	55,631,139
Repayment of margin loan payable	(40,877,703)	(70,880,620)
Proceeds from loans from officer	—	1,140,000
Repayment of loans from officer	—	(1,140,000)
Dividends paid	(4,229,520)	(5,739,299)
Repayment of mortgage	(43,431)	(40,306)
Purchase of treasury stock	(242,934)	(490,616)

Net cash used in financing activities	(3,931,189)	(22,554,702)

Net decrease in cash and cash equivalents	(219,347)	(2,267,952)
Cash and cash equivalents at beginning of year	277,088	2,545,040
Cash and cash equivalents at end of year	$57,741	$277,088

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:

Interest	$63,916	$178,099
Income taxes	$2,424,813	$3,110,691

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and debt instruments with an original maturity of 90 days or less to be cash equivalents.

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

Fair Value Measurements

The Company accounts for its investments under the provision of FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are discussed below.

Level 1 - Quoted prices in active markets for identical assets or liabilities.

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

On January 1, 2010, the Company adopted the provisions of FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the ASU 2010-06 did not have an impact on the Company’s financial statements.

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

The following table summarizes Receivable from Broker at December 31, 2010 and December 31, 2009:

Description	December 31, 2010	December 31, 2009
Money Market Accounts	$10,115,798	$6,062,298
Restricted Cash	22,266,641	10,567,129
Total Receivable from Broker	$32,382,439	$16,629,427

Available for Sale Securities

Available-for-sale securities represent investments in debt and equity securities (primarily common and preferred stock of utility companies) that management has determined meet the definition of available-for-sale under FASB ASC 320, “Investments - Debt and Equity Securities” (“ASC 320”). Accordingly, these investments are stated at fair market value and all unrealized holding gains or losses are recorded in the Stockholders’ Equity section as Accumulated Other Comprehensive Income (Loss). Conversely, all realized gains, losses and earnings are recorded in the Statement of Operations under Other Income (Expense).

The Company will also engage in the short selling of stock. When this occurs, the short position is marked to the market and this adjustment is recorded in the Statement of Operations. Any gain or loss is recorded for the period presented.

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

Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method (FIFO), and consists primarily of raw materials.

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

Property and Equipment

Property and Equipment is stated at cost. These assets are depreciated under the straight-line method, over their estimated useful lives, which range from 5 to 39 years.

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

In accordance with FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Currently, management does not believe there is any impairment of any long-lived assets.

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

As at December 31, 2010 and December 31, 2009, deferred revenue pertaining to the kit sales and historical service contracts was $45,122 and $45,518, respectively. Deferred revenue related to the storage fees was $6,798 and $1,384, respectively. The total deferred revenues were $51,920 and $46,902 respectively.

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

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Comprehensive Income

The Company reports components of comprehensive income under the requirements of FASB ASC 220, “Comprehensive Income.” This statement establishes rules for the reporting of comprehensive income and requires certain transactions to be presented as separate components of stockholders’ equity. The Company currently reports the unrealized holding gains and losses on available-for-sale securities, net of deferred taxes, as accumulated other comprehensive income.

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

Research and Development

Costs associated with the development of new products are charged to operations as incurred. Research and development costs for the years ended December 31, 2010 and 2009 were $3,041,640 and $2,825,151. These amounts have been calculated according to the criteria specified in FASB ASC 730, “Research and Development.”

Advertising Costs

Advertising expenditures relating to the advertising and marketing of the Company’s products and services are expensed in the period incurred. Advertising Costs for the years ended December 31, 2010 and December 31, 2009 amounted to $7,318 and $18,670.

Earnings Per Share

The following table summarizes the earnings per share calculations for the years ended December 31, 2010 and December 31, 2009:

	Year ended December 31, 2010	Year ended December 31, 2009
Basic shares	4,237,216	4,262,643
Dilutions: stock options	—	22,000
Diluted shares	4,237,216	4,284,643
Net income	$4,968,264	$5,822,758
Basic earnings per share	$1.17	$1.37
Diluted earnings per share	$1.17	$1.36

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

Certain stock options were not included in the computation of earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totaled 53,800 and 45,300 for the years ended December 31, 2010 and December 31, 2009, respectively.

Leased Employees

We have a contract with ADP Total Source to provide certain professional employment services such as health insurance to our employees at rates that we would not qualify for otherwise, as well as, a retirement plan and payroll services to our personnel. Pursuant to this contract, our personnel are employees of, and paid by, ADP Total Source as part of an employee leasing arrangement. We lease the services of these employees from ADP, and reimburse ADP for the costs of compensation and benefits. All of the employees referred to in the Annual Report are full time employees. For purposes of our Annual Report, we consider employees of ADP covered by this contract to be employees of the Company.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update 2009-13 (ASU), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the Financial Accounting Standards Board issued an amendment to accounting standards related to subsequent events. The amendment exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. The standard is effective February 2010. The Company adopted this standard in February 2010. The adoption did not impact the Company’s consolidated financial position or results of operations, other than additional reporting requirements.

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on its consolidated financial statements.

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

(2) AVAILABLE FOR SALE SECURITIES

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments and short positions:

Summary of Available for Sale Securities at December 31, 2010

Type of Security	Market Value	Cost Basis	Unrealized Gains	Unrealized Losses
Equity	$53,876,071	$30,967,959	$23,498,072	$(589,960)

Summary of Put and Call Options at December 31, 2010

Description	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Puts	$2,764,234	$8,116,480	$5,426,402	$(74,156)
Calls	$1,565,835	$1,780,147	$792,892	$(578,580)
Total Puts and Calls	$4,330,069	$9,896,627	$6,219,294	$(652,736)

Summary of Securities Borrowed at Fair Value at December 31, 2010

Type of Security	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Equity	$22,406,036	$19,287,024	$13,310	$(3,132,322)

Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$8,263,313	$74,480	$2,216,443	$515,480	$10,479,756	$589,960

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$2,423,702	$384,011	$40,972,613	$23,114,061	$43,396,315	$23,498,072

Summary of Available for Sale Securities at December 31, 2009

Type of Security	Market Value	Cost Basis	Unrealized Gains	Unrealized Losses
Equity	$53,270,726	$28,630,149	$27,141,931	$(2,501,354)

Summary of Put and Call Options at December 31, 2009

Description	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Puts	$3,201,918	$8,113,249	$4,963,279	$(51,948)
Calls	$1,047,205	$1,492,227	$1,006,742	$(561,720)
Total Puts and Calls	$4,249,123	$9,605,476	$5,970,021	$(613,668)

Summary of Securities Borrowed at Fair Value at December 31, 2009

Type of Security	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Equity	$10,771,279	$9,598,612	$112,446	$(1,285,113)

Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$2,874,316	$1,451,436	$1,917,505	$1,049,918	$4,791,821	$2,501,354

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31, 2009

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$4,025,079	$696,783	$44,453,826	$26,445,148	$48,478,905	$27,141,931

At December 31, 2010 and December 31, 2009, available for sale securities consist mostly of preferred and common stocks of utility companies.

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

It is possible that the market value of a stock may go below our cost after we purchase it even though we considered the stock to be undervalued relative to the market at the time we purchased it. When that occurs, we follow the provisions of SEC Staff Accounting Bulletin: Codification of Staff Accounting Bulletins, Topic 5-M (“SAB 5-M”): Miscellaneous Accounting, Other Than Temporary Investments in Debt and Equity Securities in determining whether an investment is other than temporarily impaired. The factors we review and/or consider include the following:

●	The extent to which the market value has been less than cost.

●	An evaluation of the financial condition of an issuer including a review of their profit and loss statements for the most recent completed fiscal year and the preceding two years.

●
The examination of the general market outlook of the issuer. This could include but is not limited to the issuer having a unique product or technology which would appear likely to have a positive impact on future earnings.

●	A review of the general market conditions.

●	Our intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value.

●	Specific adverse conditions related to the financial health of, and business outlook for, the issuer.

●	Changes in technology in the industry and its affect on the issuer

●	Changes in the issuer’s credit rating.

Unrealized Losses on Available for Sale Securities

At December 31, 2010, 71.3% or $420,399 of the total unrealized loss of $589,960 was comprised of the following two securities: $250,817 for Citigroup Inc. (“Citigroup”) and $169,582 for NRG Energy, Inc. (“NRG”).

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at December 31, 2010 on either position.

(3) Valuation and Qualifying Accounts

The allowance for doubtful accounts for the years ended December 31, 2010 and December 31,2009 is as follows:

Classifications	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Year ended December 31, 2010
Allowance for Doubtful Accounts	$92,421	$33,744	$763	$125,402
Year ended December 31, 2009
Allowance for Doubtful Accounts	$88,645	$10,000	$6,224	$92,421

The Company has reviewed its inventory valuation and does not believe a reserve for slow moving or obsolete inventory is required as of December 31, 2010 and December 31, 2009.

(4) PROPERTY AND EQUIPMENT

Property and equipment as at December 31, 2010 and 2009, respectively, consists of:

	2010	2009
Machinery and Equipment	$1,943,707	$1,866,683
BVA Equipment on trial	595,000	629,000
Land and Land Improvements	196,991	196,991
Buildings	598,422	598,422
Furniture and fixtures	369,204	369,204
Construction in progress	1,870,435	1,707,748
Building Improvements	300,662	300,662
Leasehold improvements	310,903	310,903
	6,185,324	5,979,613
Accumulated depreciation	(2,016,332)	(1,806,475)
Property and equipment, net	$4,168,992	$4,173,138

For the years ended December 31, 2010 and 2009, depreciation expense for the above listed assets was $296,554 and $278,907.

(5) LOANS AND MORTGAGE PAYABLE

LOANS PAYABLE

The Company had a facility with a bank secured by certain available for sale securities. The Company had the ability to borrow up to $1,500,000 on this facility. At December 31, 2008, the Company owed $1,035,000, which was repaid during the period January 2009 through May 2009.

Interest expense on the note payable was $0 for the year ended December 31, 2010 and $4,718 for the year ended December 31, 2009.

Any short term margin debt due to brokers is secured by the Company’s marketable securities and totaled $4,638,197 at December 31, 2010 and $0 at December 31, 2009.

Interest expense on short term margin debt was $16,049 for the year ended December 31, 2010 and $142,498 for the year ended December 31, 2009.

SHORT-TERM BORROWINGS
Years Ended December 31, 2010 and 2009:

Column A	Column B	Column C	Column D	Column E	Column F
Category of aggregate short-term borrowings	Balance at the end of the period	Weighted average interest rate at end of the period	Maximum amount outstanding during this period	Average amount outstanding during the period	Weighted average interest rates during the period
2010
Banks	$—	—%	$—	$—	—%
Brokers	$4,638,197	1.11%	$4,638,197	$1,926,188	0.83%
All Categories	$4,638,197	1.11%	$4,638,197	$1,926,188	0.83%

Column A	Column B	Column C	Column D	Column E	Column F
Category of aggregate short-term borrowings	Balance at the end of the period	Weighted average interest rate at end of the period	Maximum amount outstanding during this period	Average amount outstanding during the period	Weighted average interest rates during the period
2009
Banks	$—	—%	$900,000	$218,750	1.75%
Brokers	$—	—%	$17,721,817	$9,507,655	1.50%
All Categories	$—	—%	$18,621,817	$9,726,405	1.51%

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

The future payments of principal on the mortgage for each of the next two years are as follows:

12/31/11	12/31/12

$46,798	300,063

At December 31, 2010 and 2009, the remaining principal due on the mortgage is $346,861 and $390,292, respectively.

(6) SECURITIES BORROWED AT FAIR VALUE

At December 31, 2010 and 2009, the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed, at fair value” in the accompanying balance sheets. The cost basis of these positions or proceeds received for these short sales were $19,287,024 and $9,598,612 at December 31, 2010 and 2009, respectively, and had respective market values of $22,406,036 and $10,771,279 resulting in mark to market adjustments of ($3,119,012) and ($1,172,667) at December 31, 2010 and 2009.

(7) PUTS AND CALLS OPTIONS AT FAIR VALUE

At December 31, 2010 and 2009, the Company had open positions of put and call options on various stocks the company is willing to buy or sell.

The following summarizes the Company’s Put and Call Options as of December 31, 2010 and December 31, 2009.

Put and Call Options	Selling price	Fair value	Mark to Market Adjustment
December 31, 2010	$9,896,627	$4,330,069	$5,566,558
December 31, 2009	9,605,476	4,249,123	5,356,353

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

For the year ended December 31, 2010, the Company recorded a gain of $210,205 from marking put and call options to market. For the year ended December 31, 2009, the Company recorded a loss of $31,263 from marking put and call options to market.

All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

(8) STOCK OPTIONS

In June 2004, the Company created the 2004 Stock Option Plan in an effort to provide incentive to employees, officers, agents, consultants, and independent contractors through proprietary interest. The Board of Directors shall act as the Plan Administrator, and may issue these options at its discretion. The maximum number of shares that may be issued under this Plan is 200,000 or 5% of the Company’s outstanding shares, whichever is greater. Prior to June 2004, the Company issued options to various employees under the previous Stock Option Plan that was also administered by the Board of Directors. All issuances have varying vesting and expiration timelines. As at December 31, 2010 and December 31, 2009, 53,800 and 67,300 outstanding options were exercisable, respectively.

At December 31, 2010, the Company has one non-qualified stock-based compensation plan, the 2004 Stock Option Plan. This Non-Qualified Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

At December 31, 2010, there was no unvested stock-based compensation expense to recognize. Total share-based compensation expense recognized in the Statement of Operations aggregated $0 for the year ended December 31, 2010 and $14,681 for the year ended December 31, 2009. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options.

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

In 2010 and 2009, no stock options were issued to various employees under the 2004 Stock Option Plan.

The details of employee option activity for the years ended December 31, 2010 and 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	113,300	$17.47
Cancelled/Expired	(46,000)	$19.10
Outstanding and Exercisable, December 31, 2009	67,300	$16.35
Cancelled/Expired	(13,500)	$22.16
Outstanding and Exercisable, December 31, 2010	53,800	$14.89

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2010:

Range of Exercise Prices	Number Outstanding and Exercisable at December 31, 2010	Weighted Average Remaining Contractual Life at December 31, 2010	Weighted Average Exercise Price at December 31, 2010
Below - $16.00	38,700	1.69 years	$13.23
$ 16.01 -$18.00	5,000	1.37 years	$16.10
$ 18.01 -$20.00	3,600	2.58 years	$19.32
$ 20.01 -$22.00	6,500	0.09 years	$21.42
	53,800	1.53 years	$14.89

(9) PROVISION FOR INCOME TAXES

The provision for income taxes for the years ended December 31, 2010 and 2009 is comprised of the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009

Federal:
Regular	$3,412,174	$926,936
Undistributed Personal Holding Company Tax	852,000	197,067
State Franchise Taxes	134,760	98,445
Total Current Income Tax Provision	4,398,934	1,222,448
Deferred Taxes	(1,017,042)	106,666
Total Tax Provision	$3,381,892	$1,329,114

The current federal income tax is comprised of a regular tax and the personal holding company (PHC) income tax assessment.

Under Internal revenue code section 542 a company is defined as a PHC if it meets both an ownership test and an income test. The ownership test is met if a company has five or fewer shareholders that own more than 50% of the company, which is applicable to Daxor. The income test is met if PHC income items such as dividends, interest and rents exceed 60% of adjusted ordinary gross income. Adjusted ordinary income is defined as all items of income except capital gains. For the years ended December 31, 2010 and 2009, more than 60% of Daxor’s adjusted gross income came from items defined as PHC income.

Determining the PHC tax liability requires computing Daxor’s “undistributed PHC income” and taxing such PHC income at the statutory rate of 15%. Undistributed PHC income is current year taxable income of the Company, exclusive of the net operating loss carry forward deduction that is allowed for regular tax purposes. Undistributed PHC income for the years ended December 31, 2010 and 2009 was $5,500,000 and $1,405,000, respectively.

The calculation does allow for certain deductions and the most significant of these deductions are long-term capital gains and dividends paid. In 2010 Daxor had minimal long-term capital gains and paid dividends of $4,229,520. In 2009, the Company had no long-term capital gains but did pay dividends of $5,739,299.

In 2010 and 2009, the Company had short-term capital gains totaling $17,872,000 and $16,041,000, respectively. Short term capital gains are not a deduction for PHC tax purposes, and therefore the Company had undistributed PHC income in 2010 and 2009 of $5,500,000 and $1,405,000, respectively, that gave rise to the PHC tax liability.

The long and short term capital gains are shown on the Income Statement as part of “Realized gains on sales of securities, net”.

The following is reconciliation between the federal statutory rate of 35% and the effective rate:

	2010	2010	2009	2009
Computed expected provision at the Statutory rates	$2,915,690	35.0%	$2,465,822	35.0%
Non-deductible items	(35,029)	-0.4%	(17,500)	-0.2%
Under accrual of prior overpayments	—	0.0%	(710,297)	-10.1%
Undistributed PHC tax	852,000	10.2%	197,067	2.8%
Tax Credits	—	0.0%	(62,386)	-0.9%
Franchise tax, net of benefit	134,760	1.6%	98,445	1.4%
Dividends Deduction	(544,967)	-6.5%	(718,297)	-10.2%
Tax Bracket benefit	(67,735)	-0.8%	(49,911)	-0.7%
Other	127,173	1.5%	126,801	1.8%
	$3,381,892	40.6%	$1,329,114	18.9%

The Company is currently undergoing two audits. Certain allocation percentages used on the Daxor New York State Income Tax Returns for the years ended December 31, 2006, 2007 and 2008 are currently under audit by the New York State Department of Taxation and Finance. The Company’s consolidated Federal Tax Return for the year ended December 31, 2008 is currently under audit by the Internal Revenue Service. As the audits have not been completed, the Company cannot determine if the IRS and/or New York State will assess additional tax, interest and penalties.

At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months.

Interest and penalties related to income taxes are recorded as general and administrative expenses. The Company recognized a $55,000 penalty related to the underpayment of quarterly estimated payments for its fiscal 2010 federal income tax return.

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

The deferred tax liability, computed at federal statutory rates of 35% in 2010 and 2009, is composed of the following items:

	2010	2009
Deferred Tax Liabilities (Assets):
Fair value adjustment for available-for-sale securities	$8,017,839	$8,624,202
Mark to market short positions	856,641	1,896,483
Property and Equipment	168,941	128,426
Stock Options	—	(10,942)
Other	(39,475)	(10,818)
	$9,003,946	$10,627,351

(11) STOCKHOLDERS EQUITY

Treasury Stock

The Company has a program in place which allows for the purchase of up to 250,000 shares of Daxor Common Stock each year. During the years ended December 31, 2010 and 2009, the Company purchased 24,181 and 38,800 shares of Daxor Common Stock, respectively. The total amount spent on these purchases was $242,934 and $490,616, respectively.

The stock is purchased as funds are available and if the stock is trading at a price which management feels is undervalued. This is usually when the market capitalization of the Company is less than the net value of its assets.

Dividends

For the year ended December 31, 2010, the Company paid total dividends of $4,229,520 or $1.00 per share. The $1.00 per share was paid as follows: $0.10 per share on June 16th, $0.25 per share on September 30th and a special dividend of $0.65 per share on December 30, 2010.

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

(12) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At December 31, 2010, stocks representing 99.90% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in five different brokerage accounts, three at UBS, one at TD Ameritrade and one at Brill Securities. The limits of this insurance which is offered by the Securities Investor Protection Corporation (SIPC) is up to $100,000 for the total amount of cash on deposit and up to $500,000 for the total amount of securities held at UBS. UBS and TD Ameritrade both provide supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

These brokerage houses are well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at December 31, 2010, the fair market value of securities in excess of the insured limits is $2,081,050 and the cash on deposit in excess of the insured limit is $8,115,200.

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

In the Company’s fiscal year ended December 31, 2010, the sale of Blood Volume Kits accounted for 64.6% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 60.8% of the Company’s revenue from the sale of Blood Volume Kits.

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

In response to Medicare’s change in its reimbursement policy for diagnostic radiopharmaceuticals, Daxor has lobbied CMS both individually and as a member of the Society of Nuclear Medicine’s APC Task Force, which is a select group of representatives from industry and healthcare that represents the more than 16,000 nuclear medicine professionals in the United States. One of the missions of the APC Task Force is to work directly with the CMS in an attempt to amend the current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. There is no guarantee that the APC Task Force will be successful in their efforts to persuade the CMS to amend their current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. This change in Medicare’s reimbursement policy was still in effect at December 31, 2010.

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

The Company disclosed in its Form 10-Q for September 30, 2010 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC is claiming that Daxor is primarily an investment company and not primarily an operating company.

The Company has disclosed in previous public filings that it is dependent upon earnings from its investment portfolio to fund operations and that a single individual, Dr. Joseph Feldschuh, makes all investment decisions.

The administrative proceeding took place from March 7, 2011 through March 9, 2011 in New York City. The Company feels strongly that the extensive documentation of its history of operations presented at the administrative proceeding will demonstrate that it is primarily an operating medical instrumentation and biotechnology company and not primarily an investment company

The Administrative Law Judge is required to issue an opinion no later than 300 days from September 17, 2010 pursuant to Rule 360 (a) (2) of the Commission’s Rules of Practice.

There is a risk that Daxor will be found to be an investment company as a result of this administrative proceeding. If Daxor is found to be an Investment Company, we may attempt to register with the Internal Revenue Service (“IRS”) as a Regulated Investment Company (“RIC”). There is no guarantee that the Company would meet the requirements imposed by the Internal Revenue Code for qualification as an RIC.

However, one requirement of being an RIC is that Daxor would have to distribute at least 90% of its investment company taxable income and 90% of its net tax-exempt income to its shareholders annually. If Daxor would not meet this requirement, it would be taxed as Regular Corporation and still be liable for Income Tax and Personal Holding Company Tax.

The management of the Company believes the additional disclosures that would be necessary if Daxor were to become an RIC would not materially affect investment policies and practices currently in place. The management also believes that the operating segments of the Company would also not be materially affected if Daxor was compelled to become an RIC.

For the period of January 1, 2011 through March 15, 2011, the Company has incurred $747,639 of legal expenses for this SEC proceeding. These charges will be recorded during the Quarter ending March 31, 2011. At this time, management is unable to estimate the amount of any additional future costs that may be incurred by the Company for the SEC proceeding.

(13) RELATED PARTY TRANSACTIONS

The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month- to- month basis. The annual amount of rental income received from the President of the Company in the years ended December 31, 2010 and 2009 was $12,166 and $11,854, respectively, and was classified as other income in the statement of operations.

Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh. In 2010 and 2009 he provided specialized consulting services with respect to the blood volume analyzer for which he received a salary each year of $18,720 plus benefits. He is expected to provide a limited amount of consultative help in the filing of the additional patents in 2011.

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

Future minimum rental payments under the non-cancelable operating lease, exclusive of future cost of living and tax escalation increases, are as follows:

2011	$300,276
2012	300,276
2013	300,276
2014	300,276
2015	300,276
Total	$1,501,380

Rent expense for all non-cancelable operating leases was $344,336 and $352,264 for the years ended December 31, 2010 and 2009, respectively.

(15) SEGEMENT REPORTING

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

The following tables summarize the results of each segment described above for the years ended December 31, 2010 and December 31, 2009.

December 31, 2010

	Equipment Sales and Related Services	Cryobanking and Related Services	Investment Activity	Total
Revenues	$1,242,264	$336,993	$—	$1,579,257

Expenses
Cost of Sales	691,786	35,864	—	727,650
Research and Development	2,826,068	215,572	—	3,041,640
Selling, general and administrative expenses	2,750,626	718,452	—	3,469,078
Total Costs and Expenses	6,268,480	969,888	—	7,238,368

Operating Loss	(5,026,216)	(632,895)	—	(5,659,111)

Investment income, net
Dividends	—	—	2,226,198	2,226,198
Gain on sale of securities, net	—	—	13,509,318	13,509,318
Mark to market of short positions	—	—	(1,526,064)	(1,526,064)
Administrative expenses relating to portfolio investments	—	—	(150,675)	(150,675)
Total investment income, net	—	—	14,058,777	14,058,777

Interest expense, net of interest income of $1,944	(27,759)	296	(34,213)	(61,676)
Other income	12,166	—	—	12,166

Income (loss) before income taxes	(5,041,809)	(632,599)	14,024,564	8,350,156

Income tax expense	134,760	—	3,247,132	3,381,892

Net income (loss)	$(5,176,569)	$(632,599)	$10,777,432	$4,968,264

Total Assets	$4,773,411	$163,494	$86,258,510	$91,195,415

December 31, 2009

	Equipment Sales and Related Services	Cryobanking and Related Services	Investment Activity	Total
Revenues	$1,343,610	$345,216	$—	$1,688,826

Expenses
Cost of Sales	663,116	41,750	—	704,866
Research and Development	2,630,997	194,154	—	2,825,151
Selling, general and administrative expenses	2,524,224	743,773	—	3,267,997
Total Costs and Expenses	5,818,337	979,677	—	6,798,014

Operating Loss	(4,474,727)	(634,461)	—	(5,109,188)

Investment income, net
Dividends	—	—	2,936,976	2,936,976
Gain on sale of securities, net	—	—	10,911,200	10,911,200
Mark to market of short positions	—	—	(1,301,530)	(1,301,530)
Administrative expenses relating to portfolio investments	—	—	(134,457)	(134,457)
Total investment income, net	—	—	12,412,189	12,412,189

Interest expense, net of interest income of $15,116	(30,884)	—	(132,099)	(162,983)
Other income	11,854	—	—	11,854

Income (loss) before income taxes	(4,493,757)	(634,461)	12,280,090	7,151,872

Income tax expense	96,980	1,465	1,230,669	1,329,114

Net income (loss)	$(4,590,737)	$(635,926)	$11,049,421	$5,822,758

Total Assets	$5,103,298	$183,539	$69,900,153	$75,186,990

(16) SELECTED FINANCIAL DATA

Summary of Quarterly Financial Data (Unaudited) for the Year Ended December 31, 2010

Description	Quarter ended 03/31/10	Quarter ended 06/30/10	Quarter ended 09/30/10	Quarter ended 12/31/10
Operating Revenues	$396,272	$368,332	$453,281	$361,372
Operating Expenses including Cost of Sales	$1,738,428	$1,873,402	$1,738,146	$1,888,392
Other Income	$1,833,829	$1,653,480	$5,688,781	$4,833,177
Income Taxes	$584,092	$(39,946)	$1,799,112	$1,038,634
Net Income (Loss)	$(92,419)	$188,356	$2,604,804	$2,267,523
Income (Loss) Per Share-Basic	$(0.02)	$0.04	$0.62	$0.53
Income (Loss) Per Share-Diluted	$(0.02)	$0.04	$0.62	$0.53

For the year ended December 31, 2010, the Company paid total dividends of $4,229,520 or $1.00 per share. The $1.00 per share was paid as follows: $0.10 per share on June 16th, $0.25 per share on September 30th and a special dividend of $0.65 per share on December 30, 2010.

Summary of Quarterly Financial Data (Unaudited) for the Year Ended December 31, 2009

Description	Quarter ended 03/31/09	Quarter ended 06/30/09	Quarter ended 09/30/09	Quarter ended 12/31/09
Operating Revenues	$434,037	$380,420	$414,376		$459,993
Operating Expenses including Cost of Sales	$1,548,533	$1,726,526	$1,661,809		$1,861,146
Other (Loss) Income	$(304,015)	$7,970,995	$3,946,122		$647,958
Income Taxes	$124,774	$386,193	$72,847		$745,300
Net Income (Loss)	$(1,543,285)	$6,238,696	$2,625,842		$(1,498,495)
Income (Loss) Per Share-Basic	$(0.36)	$1.46	$0.62	$	(0.35)
Income (Loss) Per Share-Diluted	$(0.36)	$1.46	$0.62		$(0.35)

For the year ended December 31, 2009, the Company paid total dividends of $5,739,299 or $1.35 per share. The $1.35 per share was paid as follows: $0.10 per share on June 15th, $0.25 per share on September 8th and a special dividend of $1.00 per share on December 24, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Evaluation of Disclosure Controls and Procedures

Item 9A Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2010, the company’s internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

(c) Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(J) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by item 10 is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2010 year end.

Item 11 Executive Compensation.

The information required by item 11 is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2010 year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by item 12 is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2010 year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There are no relationships or related transactions beyond those which have been disclosed in the 10-K. The remaining information required by item 13 is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2010 year end.

Item 14. Principal Accounting Fees and Services.

The information required by item 14 is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2010 year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Index

3.2	Bylaws filed as an exhibit to Daxor’s annual report on Form 10-K for the year ended December 31, 2009.

4.1	Specimen Stock Certificate filed as an exhibit to Daxor’s annual report on Form 10-K for the year ended December 31, 2009

10.1	Agreement of lease dated as of December 19, 2002 filed as an exhibit to Daxor’s annual report on Form 10-K for the year ended December 31, 2009

21.1 *	List of Subsidiaries

23.1*	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: March 29, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Feldschuh	President and Chief Executive Officer	March 29,2011
Joseph Feldschuh, M.D.	Chairman of the Board of Directors
Principal Executive Officer

/s/ David Frankel	Chief Financial Officer	March 29, 2011
David Frankel	Principal Financial and Accounting Officer

/s/ Robert Willens	Director	March 29, 2011
Robert Willens

/s/ James Lombard	Director	March 29, 2011
James Lombard

/s/ Martin Wolpoff	Director	March 29, 2011
Martin Wolpoff

/s/ Mario Biaggi	Director	March 29, 2011
Mario Biaggi, ESQ

/s/ Bernhard Saxe	Director	March 29, 2011
Bernhard Saxe, ESQ

/s/ Philip N. Hudson	Director	March 29, 2011
Philip N. Hudson

Exhibit Index

3.2	Bylaws filed as an exhibit to Daxor’s annual report on Form 10-K for the year ended December 31, 2009.

4.1	Specimen Stock Certificate filed as an exhibit to Daxor’s annual report on Form 10-K for the year ended December 31, 2009

10.1	Agreement of lease dated as of December 19, 2002 filed as an exhibit to Daxor’s annual report on Form 10-K for the year ended December 31, 2009

21.1 *	List of Subsidiaries

23.1*	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.