Form 10-Q
period 2011-03-31
DAXOR CORP
filed 2011-05-13
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED March 31, 2011
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
Yes ☐ No ☐

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

Large Accelerated filer	☐	Accelerated Filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS:COMMON STOCK	4,226,137 OUTSTANDING AT May 10, 2011
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$71,414	$57,741
Receivable from broker	34,501,544	32,382,439
Available-for-sale securities, at fair value	53,188,438	53,876,071
Accounts receivable, net of allowance for doubtful accounts of $125,402 in 2011 and $125,402 in 2010	196,487	178,820
Inventory	388,356	363,634
Prepaid expenses and other current assets	159,745	130,560
Total Current Assets	88,505,984	86,989,265

Property and equipment, net	4,123,490	4,168,992
Other assets	37,158	37,158

Total Assets	$92,666,632	$91,195,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,182,374	$436,542
Loans payable	4,945,132	4,638,197
Income taxes payable	777,108	2,986,800
Mortgage payable, current portion	335,403	46,798
Put and call options, at fair value	3,390,048	4,330,069
Securities borrowed, at fair value	28,463,708	22,406,036
Deferred revenue	38,466	51,920
Deferred income taxes	7,437,730	9,003,946
Total Current Liabilities	46,569,969	43,900,308

LONG TERM LIABILITIES

Mortgage payable, less current portion	—	300,063

Total Liabilities	46,569,969	44,200,371

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,550 shares Outstanding – 4,226,137 and 4,226,137 shares at March 31, 2011 and December 31, 2010, respectively	53,165	53,165
Additional paid in capital	10,675,228	10,675,228
Accumulated other comprehensive income	15,318,153	14,890,272
Retained earnings	31,654,079	32,980,341
Treasury stock, at cost, 1,090,413 and 1,090,413 shares at March 31, 2011 and December 31, 2010, respectively	(11,603,962)	(11,603,962)
Total Stockholders’ Equity	46,096,663	46,995,044
Total Liabilities and Stockholders’ Equity	$92,666,632	$91,195,415

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31, 2011	March 31, 2010
REVENUES:

Operating Revenues – equipment sales and related services	$295,830	$316,385
Operating Revenues – cryobanking and related services	81,639	79,887

Total Revenues	377,469	396,272

Cost of Sales:

Cost of equipment sales and related services	154,231	185,961
Cost of cryobanking and related services	11,223	5,816

Total Cost of Sales	165,454	191,777

Gross Profit	212,015	204,495

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	645,827	836,863

Research and development-cryobanking and related services	43,763	55,102

Total Research and Development Expenses	689,590	891,965

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	1,537,877	481,744
Selling, general, and administrative- cryobanking and related services	160,485	172,942

Total Selling, General & Administrative Expenses	1,698,362	654,686

Total Operating Expenses	2,387,952	1,546,651

Loss from Operations	(2,175,937)	(1,342,156)

Other Income (Expenses):

Dividend income-investment portfolio	573,666	568,408
Realized gains on sale of securities, net	3,744,373	6,076,382
Mark to market of short positions	(4,468,429)	(4,772,764)
Other revenues	3,094	3,041
Interest expense	(30,648)	(6,264)
Administrative expense relating to portfolio investments	(32,394)	(34,974)

Total Other Income (Expenses)	(210,338)	1,833,829

(Loss) Income before Income Taxes	(2,386,275)	491,673

Income Tax (Benefit) Expense	(1,060,013)	584,092
Net Loss	$(1,326,262)	$(92,419)

Comprehensive Loss:

Net Loss	$(1,326,262)	$(92,419)
Unrealized Gain on Securities Held for Sale, Net of Deferred Income Taxes	427,881	(852,942)
Comprehensive Loss	$(898,381)	$(945,361)

Weighted average number of shares outstanding – basic and diluted	4,226,137	4,247,285

Net loss per common equivalent share – basic and diluted	$(0.31)	$(0.02)

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,326,262)	$(92,419)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	81,461	73,726
Deferred income taxes	(1,795,014)	(2,003,401)
Realized gains on sale of investments	(3,744,373)	(6,076,382)
Mark to market adjustments on options & short sales	4,468,429	4,772,764

Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(17,667)	27,639
Increase in prepaid expenses & other current assets	(29,185)	(25,106)
(Increase) Decrease in inventory	(24,722)	5,561
Increase (Decrease) in accounts payable and accrued liabilities	745,832	(156,534)
(Decrease) Increase in income taxes payable	(2,209,692)	1,579,596
Decrease in deferred revenue	(13,454)	(9,330)

Net cash used in operating activities	(3,864,647)	(1,903,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,959)	(119,676)
Increase in receivable due from broker	(6,329,653)	(12,830,507)
Increase in securities borrowed, at fair market value	6,057,672	13,032,707
Purchases of put and call options	(45,351)	(46,866)
Proceeds from sales of put and call options	2,451,867	5,116,310
Acquisition of available for sale securities	(6,774,540)	(6,465,841)
Proceeds from sale of available for sale securities	4,048,258	2,755,031

Net cash(used in) provided by investing activities	(627,706)	1,441,158

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	11,170,537	8,549,797
Repayment of margin loan payable	(6,653,053)	(8,236,403)
Purchase of treasury stock	—	(43,205)
Repayment of mortgage payable	(11,458)	(10,651)
Net cash provided by financing activities	4,506,026	259,538

Net increase (decrease) in cash and cash equivalents	13,673	(203,190)

Cash and cash equivalents at beginning of period	57,741	277,088

Cash and cash equivalents at end of period	$71,414	$73,898

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:

Interest	$30,648	$7,383
Income taxes	$2,952,052	$1,013,017

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2010 and 2009, included in Daxor Corporation’s Annual Report and Form 10-K for the fiscal year ended December 31, 2010 which was filed on March 29, 2011. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
(Unaudited)

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

The Company’s marketable securities are valued using Level 1 observable inputs utilizing quoted market prices in active markets. These marketable securities are summarized in Note 2, Available for Sale Securities.

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
March 31, 2011 (Continued)
(Unaudited)

Receivable from Broker

The Receivable from Brokers includes cash proceeds from the sales of securities and dividends. These proceeds are invested in dividend bearing money market accounts. The restricted cash is held by the brokers to satisfy margin requirements.

The following table summarizes Receivable from Broker at March 31, 2011 and December 31, 2010:

Description	(Unaudited) March 31, 2011	December 31, 2010
Money Market Accounts	$5,905,250	$10,115,798
Restricted Cash	28,596,294	22,266,641
Total Receivable from Broker	$34,501,544	$32,382,439

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
(Unaudited)

Securities borrowed at fair value

When a call option that has been sold short is exercised, this creates a short position in the related common stock. The recorded cost of these short positions is the amount received on the sale of the stock plus the proceeds received from the underlying call option. These positions are shown on the Balance Sheet as “Securities borrowed at fair value” and the carrying value is reduced or increased at the end of each quarter by the mark to market adjustment which is recorded in accordance with ASC 320 .

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

a.
The use of “Call” Options. Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the Company’s investments. The risk of this strategy is that investments may be called away, which the Company may have preferred to retain. Therefore, a limitation of 20% is placed on the amount of stock on which options can be written. The amount of the portfolio on which options are actually written usually does not exceed 10% of the value of the portfolio. The historical turnover of the portfolio is such that the average holding period is in excess of five years for available for sale securities.

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

c.
Speculative Short Sales/Short Options. The Company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The Company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the call, the option is not exercised and the Company records the proceeds from the sale of the call as income. If the call is exercised, the Company will have a short position in the related stock. The Company then has the choice of covering the short position, or selling a put against it. If the put is exercised, then the short position is covered. The Company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the Company may have short positions equal to 15% of its accounts, in actual practice the net short stock positions usually account for less than 10% of the assets of the Company.

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

The following table summarizes the loss per share calculations for the three months ended March 31, 2011 and March 31, 2010:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Basic and diluted shares	4,226,137	4,247,285
Net Loss	$(1,326,262)	$(92,419)
Basic and diluted loss per share	$(0.31)	$(0.02)

Certain stock options were not included in the computation of the earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totaled 47,300 and 61,800 for the three months ended March 31, 2011 and 2010, respectively.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
(Unaudited)

Dividends

In 2008, Management instituted a policy of paying dividends when funds are available. No dividends were paid for the three months ended March 31, 2011 and 2010.

The Board of Directors voted to declare a dividend of $0.15 per share on May 11, 2011. The dividend will be payable on Thursday, June 16, 2011 to shareholders of record on Wednesday, June 1, 2011.

(2) AVAILABLE-FOR-SALE SECURITIES

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

Summary of Available for Sale Securities as of March 31, 2011 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$51,059,913	$27,997,433	$23,062,480	$23,616,392	$(553,912)
Preferred Stock	2,128,525	1,626,216	502,309	512,559	(10,250)
Total Equity Securities	$53,188,438	$29,623,649	$23,564,789	$24,128,951	$(564,162)

Summary of Unrealized Losses of Available for Sale Securities as of March 31, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$1,282,080	$58,058	$3,285,473	$506,104	$4,567,553	$564,162

Summary of Unrealized Gains on Available for Sale Securities as of March 31, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$6,621,868	$246,309	$41,999,017	$23,882,642	$48,620,885	$24,128,951

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
(Unaudited)

Summary of Available for Sale Securities as of December 31, 2010

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$51,808,717	$29,341,744	$22,466,973	$23,044,040	$(577,067)
Preferred Stock	2,067,354	1,626,215	441,139	454,032	(12,893)
Total Equity Securities	$53,876,071	$30,967,959	$22,908,112	$23,498,072	$(589,960)

Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$8,263,313	$74,480	$2,216,443	$515,480	$10,479,756	$589,960

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$2,423,702	$384,011	$40,972,613	$23,114,061	$43,396,315	$23,498,072

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

At March 31, 2011 and December 31, 2010, available for sale securities consisted mostly of preferred and common stocks of utility companies. At March 31, 2011 and December 31, 2010, 96.00% and 96.16% of the market value of the Company’s available for sale securities was made up of common stock, respectively.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could put downward pressure on the valuation of utility stocks.

Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company believes that it’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 70 separate common and preferred stocks. As of March 31, 2011 there were five holdings of common stock which comprised 49.92% of the total market value of the available for sale investments. These five holdings are Entergy, Bank of America, Exelon, First Energy and National Grid.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
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

●	A review of the general market conditions.

●	Our intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value.

●	Specific adverse conditions related to the financial health of, and business outlook for, the issuer.

●	Changes in technology in the industry and its affect on the issuer.

●	Changes in the issuer’s credit rating.

Unrealized Losses on Available for Sale Securities

At March 31, 2011, 71.23% or $401,859 of the total unrealized losses of $564,162 was comprised of the following two securities: $220,146 for Citigroup Inc. and $181,713 for USEC.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at March 31, 2011 on either position.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
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

The following table summarizes the results of each segment described above for the three months ended March 31, 2011 (unaudited).

	March 31, 2011
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$295,830	$81,639	$—	$377,469

Expenses
Cost of sales	154,231	11,223	—	165,454
Research and development expenses	645,827	43,763	—	689,590
Selling, general and administrative expenses	1,537,877	160,485	—	1,698,362

Total Expenses	2,337,935	215,471	—	2,553,406

Operating loss	(2,042,105)	(133,832)	—	(2,175,937)

Investment loss, net	—	—	(182,784)	(182,784)

Other income (expense)

Interest expense, net	(6,339)	—	(24,309)	(30,648)

Other income	3,094	—	—	3,094

Total Other Expense	(3,245)	—	(24,309)	(27,554)

Loss before income taxes	(2,045,350)	(133,832)	(207,093)	(2,386,275)

Income tax expense (benefit)	95,000	—	(1,155,013)	(1,060,013)

Net (loss) income	$(2,140,350)	$(133,832)	$947,920	$(1,326,262)

Total assets	$4,817,566	$159,084	$87,689,982	$92,666,632

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
(Unaudited)

(4) LOANS AND MORTGAGE PAYABLE

LOANS PAYABLE

Short-term debt to brokers (margin debt) is secured by the Company’s marketable securities and totaled $4,945,132 at March 31, 2011 and $4,638,197 at December 31, 2010. The interest rate on the Company’s margin debt at March 31, 2011 was 1.108%

MORTGAGE PAYABLE

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

For the three months ended March 31, 2011, the Company recorded a loss from marking put and call options to market of ($3,107,583). For the three months ended March 31, 2010, the Company recorded a loss from marking put and call options to market of ($1,974,287). These amounts are included in the Statements of Operations as part of mark to market of short positions.

All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
(Unaudited)

The following summarizes the Company’s Put and Call Options as of March 31, 2011 (unaudited) and December 31, 2010:

Put and Call Options	Selling Price	Fair Market Value	Unrealized Gain
March 31, 2011	$5,849,022	$3,390,047	$2,458,975
December 31, 2010	$9,896,627	$4,330,069	$5,566,558

(6) SECURITIES BORROWED AT FAIR VALUE

The Company maintains short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The respective market values of these positions were $28,463,708 and $22,406,036 as of March 31, 2011 and December 31, 2010.

(7) CURRENT INCOME TAXES

The Company accrues income taxes in interim periods based upon its estimated annual effective tax rate.

The current income tax (benefit) expense for the three months ended March 31, 2011 and 2010 (unaudited) is comprised of the following:

	March 31,	March 31,
	2011	2010
Regular tax and Alternative Minimum Tax (AMT)	$585,566	$1,784,468
Personal Holding Company Tax (PHC)	54,435	767,025
State Franchise Taxes	95,000	36,000
Total Current Income Tax Provision	735,001	2,587,493
Deferred Income Taxes	(1,795,014)	(2,003,401)
Total Income Tax (Benefit) Expense	$(1,060,013)	$584,092

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
(Unaudited)

(8) DEFERRED INCOME TAXES

The deferred income tax liability is computed at the federal statutory rate of 35% and comprised of the following:

	(unaudited) March 31, 2011	December 31, 2010

Deferred Tax Liabilities:

Fair value adjustment for available-for-sale securities	$8,247,676	$8,017,839
Mark to market short positions	(901,484)	856,641
Property and equipment	153,014	168,941
Other	(61,476)	(39,475)

	$7,437,730	$9,003,946

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

(9) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At March 31, 2011 stocks representing 99.66% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in four different brokerage accounts, three at UBS and one at TD Ameritrade. UBS and TD Ameritrade provide supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

Both of these brokerage houses are well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, at March 31, 2011 the fair market value of securities in excess of the SIPC insured limit is $1,952,017 and the cash on deposit in excess of the insured limit is $4,814,168.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
(Unaudited)

For the three months ended March 31, 2011, the sales of Blood Volume Kits accounted for 67.37% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 57.89% of the Company’s sales of Blood Volume Kits.

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

In response to Medicare’s change in its reimbursement policy for diagnostic radiopharmaceuticals, Daxor has lobbied CMS both individually and as a member of the Society of Nuclear Medicine’s APC Task Force, which is a select group of representatives from industry and healthcare that represents the more than 16,000 nuclear medicine professionals in the United States. One of the missions of the APC Task Force is to work directly with the CMS in an attempt to amend the current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. There is no guarantee that the APC task force will be successful in their efforts to persuade the CMS to amend their policy of limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. This change in Medicare’s reimbursement policy was still in effect at March 31, 2011.

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
March 31, 2011 (Continued)
(Unaudited)

In November 2009, the staff of the Northeast Regional Office of the SEC contacted the Company and invited both the Company and Dr. Feldschuh to make a new Wells submission based upon more recent operations and results. The Company and Dr. Feldschuh responded to the staff’s invitation on December 20, 2009.

The Company disclosed in its Form 10-Q for September 30, 2010 and Form 10-K for December 31, 2010 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC is claiming that Daxor is primarily an investment company and not primarily an operating company.

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

The amount of rental income received from the President of the Company for the three months ended March 31, 2011 and March 31, 2010 was $3,094 and $3,041.

Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh, the Chief Executive Officer and President of Daxor. He was paid $18,720 annually for the years ended December 31, 2010 and 2009. Jonathan Feldschuh is expected to provide a limited amount of consultative help in the filing of the additional patents in 2011.

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company adopted Accounting Statement Update (ASU) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. The Company has elected to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption. The adoption of the provisions of ASU 2009-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Continued)
(Unaudited)

On January 1, 2011, the Company adopted Accounting Standards Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On January 1, 2011, the Company adopted ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” to require additional disclosures related to activity within Level 3 of the fair value hierarchy. The adoption of ASU 2010-06 did not have a a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of the our financial condition and results of our operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010. This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are usually accompanied by words such as “believes,” “may,” “should,” “anticipates,” “estimates,” “expects,” “future,” “intends,” “hopes,” “plans,” and similar expressions, and the negative thereof. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

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

Daxor recently began to enroll patients in a multi-center study which is a follow-up to this earlier study. The TEAM-HF ( T reatment to E uvolemia/Normovolemia by A ssessment and M easured Blood Volume in H eart F ailure) Study will enroll a total of 300 patients from thirteen (13) participating medical centers. The TEAM-HF Study will compare heart failure management strategies based on clinical assessment of volume status versus direct measurement of blood volume using the BVA-100 to determine whether use of blood volume data leads to decreases in re-hospitalization and mortality, and improved function and quality of life for heart failure patients. Dr. Stuart Katz, who is now the Director of the Heart Failure Program at New York University, is extending his previous research by serving as the National Principal Investigator for this study. Data collection and management for the TEAM-HF Study is being performed by an independent Data Collection Center – the Nathan S. Kline Institute for Psychiatric Research. Daxor has also retained the services of three statisticians, two of whom are faculty members at New York University, to assist with data analysis for the TEAM-HF Study.

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

Daxor also provided support – along with Medtronic, Inc. – for a clinical study to assess whether the OptiVol ® implantable cardiac device is able to provide an accurate estimate of patients’ blood volume status. At the present time, it is difficult to accurately identify increases in blood volume that may predict which patients are likely to experience a worsening of symptoms and future heart failure events. One invasive method that is sometimes used to identify early blood volume increases is Medtronic’s OptiVol ® system, which continuously monitors the thoracic fluid status of heart failure patients. The objective of this study is to determine whether there is a correlation between intrathoracic impedance, as measured by Medtronic’s OptiVol ® system, and total blood and plasma volume as measured by Daxor’s non-invasive BVA-100. This study, which is being led by Dr. Adrian Van Bakel, the Medical Director of the Heart Failure and Cardiac Transplant Program of the Medical University of South Carolina, was recently completed and the data is currently being analyzed.

Critical Care/Trauma

Optimal management of fluid status is an essential component of critical care medicine. At the present time, physicians rely on imprecise clinical signs and symptoms to guide their fluid resuscitation decisions. Direct blood volume measurement can be used to take the guesswork out of volume assessment and to enable more precise and appropriate treatment.

Dr. Mihae Yu and colleagues at the Queen’s Medical Center in Honolulu, Hawaii, have been studying the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how the results have influenced their treatment decisions. Some of their results were published in the February 2009 issue of the American Journal of Surgery . The findings were based on 86 blood volume measurements from 40 patients, and showed that blood volume measurement results led to a change in treatment plan 36% of the time. Among patients who received a pulmonary artery catheter (PAC) for hemodynamic measurements, treatment would have been changed 50% of the time if blood volume data had been available to treating physicians. Among patients who did not receive PAC measurement, treatment would have changed 33% of the time if the blood volume data had been available.

Dr. Yu recently completed a major study, partially funded by Daxor, in which blood volume measurement was conducted in the intensive care unit. The purpose of the study was to determine whether survival and length of hospital stay could be improved by incorporating blood volume measurement into treatment decisions in the intensive care unit. They found that use of the BVA-100 to guide fluid and red blood cell management led to a significant improvement in mortality in critically ill surgical patients with septic shock, severe sepsis, severe respiratory failure and/or cardiovascular collapse. Patients in the control group, whose resuscitation was guided by findings from pulmonary artery catheterization (PAC) demonstrated statistically significant untreated volume abnormalities and red blood cell deficiencies more often than patients in the group who were resuscitated based on blood volume measurement data (48% vs. 37% and 33% vs. 16%, respectively). This correlated with significantly greater mortality for patients in the control group (24% mortality) than for patients in the blood volume measurement group (8% mortality; P=0.03). These findings indicate that blood volume analysis permits more accurate assessment of patients’ volume status and more precise fluid resuscitation and saves lives. Their most recent findings were published in the March 2011 issue of the medical journal Shock.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2011 as compared with three months ended March 31, 2010:

Operating Revenues and Expenses

        For the three months ended March 31, 2011, consolidated operating revenues decreased to $377,469 from $396,272 for the same period in 2010, a decrease of $18,803 or 5.0% which was mainly due to a reduction in kit sales. There were no Blood Volume Analyzers sold during the quarters ended March 31, 2011 and March 31, 2010.

The Company sold 809 Volumex Kits during the quarter ended March 31, 2011 versus 858 for the quarter ended March 31, 2010 for a decrease of 49 kits or 5.7%. Revenue from Blood Volume Kit Sales decreased to $254,307 from $272,608 during the same period for a reduction of $18,301 or 6.7%.

There were 56 Blood Volume Analyzers placed at March 31, 2011 versus 55 at March 31, 2010. For the three months ended March 31, 2011, the Company provided 44 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 113 during the same period in 2010.

The following tables provide gross margin information on Equipment Sales & Related Services for the three months ended March 31, 2011 and March 31, 2010:

Equipment Sales and Related Services:	Kit Sales Three Months Ended March 31, 2011	Equipment Sales and Other Three Months Ended March 31, 2011	Total Three Months Ended March 31, 2011
Revenue	$254,307	$41,523	$295,830
Cost of Goods Sold	123,741	30,490	154,231
Gross Profit	$130,566	$11,033	$141,599
Gross Profit Percentage	51.3%	26.6%	47.9%

Equipment Sales and Related Services:	Kit Sales Three Months Ended March 31, 2010	Equipment Sales and Other Three Months Ended March 31, 2010	Total Three Months Ended March 31, 2010
Revenue	$272,608	$43,777	$316,385
Cost of Goods Sold	135,178	50,783	185,961
Gross Profit (Loss)	$137,430	$(7,006)	$130,424
Gross Profit (Loss) Percentage	50.4%	(16.0)%	41.2%

The additional revenues for Equipment Sales and Other during the current and previous quarter consist almost entirely of shipping charges and service contract revenue.

The Company had a gross profit of $11,033 on Equipment Sales and other for the three months ended March 31, 2011 versus a gross loss for the three months ended March 31, 2010 of ($7,006). Even though the Company did not sell any Blood Volume Analyzers during the three months ended March 31, 2010, it still incurred production related expenses for the BVA-100.

S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $2,183,704 for the three months ended March 31, 2011 versus $1,318,607 for the same period in 2010, for an increase of $865,097 or 65.6%. There were $870,909 of Legal Expenses incurred during the three months ended March 31, 2011 for the SEC Administrative Proceeding which is described in greater detail in Note (9) Certain Concentrations and Contingencies and Item 1, Legal Proceedings of this Form 10-Q. These charges are the main reason for the increase in S,G&A and R&D costs for the current quarter. There were additional legal expenses of $139,336 incurred from April 1, 2011 through April 30, 2011 for the SEC Administrative Proceeding. At this time, management is unable to estimate the amount of any additional future costs that may be incurred by the Company for the SEC proceeding.

Research & Development expenses for Equipment Sales and Related Services were $645,827 for the three months ended March 31, 2011 versus $836,863 for the same period in 2010 for a decrease of $191,036 or 22.8%. The reasons for this decrease were:

●	$70,000 in software charges related to the development of WIN BVA 6.0 that was incurred during the first quarter of 2010 which did not reoccur in 2011.
●	There was also a reduction in salary expense for Research and Development of $124,876 during the current quarter as compared to the same period in 2010.

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

Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, increased to $81,639 in 2011 from $79,887 in 2010.

S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $204,248 for the three months ended March 31, 2011 versus $228,044 for the same period in 2010, for a decrease of $23,796 or 10.4%. The main reason for this is a decrease in salaries allocated from the Equipment Sales and Related Services Division of $13,811. This allocation has no effect on the consolidated operating results.

Consolidated Operating Expenses

The total consolidated operating expenses for the first quarter of 2011 were $2,387,952 versus $1,546,651 in 2010 for an increase of $841,301 or 54.4%. The main reason for this increase was $870,909 of Legal Expenses incurred during the current quarter for the SEC Administrative Proceeding which is discussed in greater detail in Note (9) Certain Concentrations and Contingencies and Item 1, Legal Proceedings of this Form 10-Q.

INVESTING SEGMENT

Unrealized Losses on Available for Sale Securities

At March 31, 2011, 71.23% or $401,859 of the total unrealized losses of $564,162 was comprised of the following two securities: $220,146 for Citigroup Inc and $181,713 for USEC.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at March 31, 2011 on either position.

Investment Gains (Losses)

Gains on the sale of investments were $3,744,373 for the three months ended March 31, 2011 versus $6,076,382 for the same period in 2010 for a decrease of $2,332,009. For the three months ended March 31, 2011, the Company recorded a loss from marking put and call options and short positions of stock to market of ($4,468,429) versus a loss of ($4,772,764) for the same period in 2010. Interest expense was $30,648 for the three months ended March 31, 2011 versus $6,264 for the three months ended March 31, 2010. Administrative expenses relating to portfolio investments were $32,394 in 2011 versus $34,974 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

As of March 31, 2011, cash and cash equivalents totaled $71,414 versus $57,741 at December 31, 2010. Cash used in operating activities was $3,864,647 for the three month period ended March 31, 2011. The decrease was primarily due to funding the loss from operations of $2,175,937 for the current three month period and a decrease of $2,209,692 in income taxes payable.

Cash used in investing activities was $627,706 for the three months ended March 31, 2011. A major reason for this is the acquisition of available for sale securities of $6,774,540 which was offset by proceeds from the sale of available for sale securities of $4,048,258 and sales of put and call options of $2,451,867.

A total of $4,506,026 of cash was provided during the current three month period from financing activities. This was mainly due to proceeds received from margin loans of $11,170,537 which were offset by repayment of margin loans of $6,653,053.

The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two. The Company’s portfolio has maintained a net value above historical cost for each of the past 105 consecutive quarters.

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

a.
The use of “Call” Options. Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the Company’s investments. The risk of this strategy is that investments may be called away, which the Company may have preferred to retain. Therefore, a limitation of 20% is placed on the amount of stock on which options can be written. The amount of the portfolio on which options are actually written is usually does not exceed 10% of the value of the portfolio. The historical turnover of the portfolio is such that the average holding period is in excess of five years for available for sale securities.

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

c.
Speculative Short Sales/Short Options. The Company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The Company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the call, the option is not exercised and the Company records the proceeds from the sale of the call as income. If the call is exercised, the Company will have a short position in the related stock. The Company then has the choice of covering the short position, or selling a put against it. If the put is exercised, then the short position is covered. The Company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the Company may have short positions equal to 15% of its accounts, in actual practice the net short stock positions usually account for less than 10% of the assets of the Company.

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

Our critical accounting policies, are described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies as of and for the three month period ended March 31, 2011.

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

At March 31, 2011 and December 31, 2010, available for sale securities consisted mostly of preferred and common stocks of utility companies. At March 31, 2011 and December 31, 2010, 96.00% and 96.16% of the market value of the Company’s available for sale securities was made up of common stock, respectively.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could put downward pressure on the valuation of utility stocks.

Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company believes that it’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 70 separate common and preferred stocks. As of March 31, 2011 there were five holdings of common stock which comprised 49.92% of the total market value of the available for sale investments. These five holdings are Entergy, Bank of America, Exelon, First Energy and National Grid.

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

Summary of Available for Sale Securities as of March 31, 2011 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$51,059,913	$27,997,433	$23,062,480	$23,616,392	$(553,912)
Preferred Stock	2,128,525	1,626,216	502,309	512,559	(10,250)
Total Equity Securities	$53,188,438	$29,623,649	$23,564,789	$24,128,951	$(564,162)

Summary of Unrealized Losses of Available for Sale Securities as of March 31, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$1,282,080	$58,058	$3,285,473	$506,104	$4,567,553	$564,162

Summary of Unrealized Gains on Available for Sale Securities as of March 31, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$6,621,868	$246,309	$41,999,017	$23,882,642	$48,620,885	$24,128,951

Summary of Proceeds Received and Market Valuation as of March 31, 2011 (Unaudited)
Put and Call Options

Total Proceeds Received on open positions at 01/01/11	Sale of Options from 01/01/11-03/31/11	Expirations and Assignments of Options from 01/01/11-03/31/11	Proceeds Received on open positions at 03/31/11	Market Value at 03/31/11	Unrealized Appreciation at 03/31/11
$9,896,627	$2,451,866	$6,499,471	$5,849,022	$3,390,047	$2,458,975

Summary of Available for Sale Securities as of December 31, 2010

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$51,808,717	$29,341,744	$22,466,973	$23,044,040	$(577,067)
Preferred Stock	2,067,354	1,626,215	441,139	454,032	(12,893)
Total Equity Securities	$53,876,071	$30,967,959	$22,908,112	$23,498,072	$(589,960)

Summary of Proceeds Received and Market Valuation at 12/31/10
Put and Call Options

Total Proceeds Received on open positions at 01/01/10	Sale of Options from 01/01/10-12/31/10	Expirations and Assignments of Options from 01/01/10-12/31/10	Proceeds Received on open positions at 12/31/10	Market Value at 12/31/10	Unrealized Appreciation at 12/31/10
$9,605,476	$18,623,868	$18,332,717	$9,896,627	$4,330,069	$5,566,558

Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$8,263,313	$74,480	$2,216,443	$515,480	$10,479,756	$589,960

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$2,423,702	$384,011	$40,972,613	$23,114,061	$43,396,315	$23,498,072

Item 4. Controls and Procedures

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended March 31, 2011 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. During the quarter ended March 31, 2011, there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

The Company disclosed in its Form 10-Q for September 30, 2010 and Form 10-K for December 31, 2010 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC is claiming that Daxor is primarily an investment company and not primarily an operating company.

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

DATE: May 11, 2011	By:	/s/ JOSEPH FELDSCHUH, M.D.
JOSEPH FELDSCHUH, M.D.,
President
Chief Executive Officer
Chairman of the Board of Directors
Principal Executive Officer