Form 10-Q
period 2011-06-30
DAXOR CORP
filed 2011-08-09
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED June 30, 2011
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

Large Accelerated filer	☐	Accelerated Filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS: COMMON STOCK	4,223,793 OUTSTANDING AT August 2, 2011
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$111,769	$57,741
Receivable from broker	37,213,352	32,382,439
Available-for-sale securities, at fair value	54,059,375	53,876,071
Accounts receivable, net of allowance for doubtful accounts of $125,402 in 2011 and $125,402 in 2010	193,473	178,820
Inventory	357,334	363,634
Prepaid expenses and other current assets	184,342	130,560
Total Current Assets	92,119,645	86,989,265

Property and equipment, net	4,080,205	4,168,992
Other assets	37,158	37,158

Total Assets	$96,237,008	$91,195,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,062,638	$436,542
Margin loans payable	6,282,202	4,638,197
Income taxes payable	1,135,508	2,986,800
Mortgage payable, current portion	50,466	46,798
Put and call options, at fair value	3,426,718	4,330,069
Securities borrowed, at fair value	31,354,266	22,406,036
Deferred revenue	29,365	51,920
Deferred income taxes	7,041,693	9,003,946
Total Current Liabilities	50,382,856	43,900,308

LONG TERM LIABILITIES

Mortgage payable, less current portion	273,399	300,063

Total Liabilities	50,656,255	44,200,371

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,540 shares Outstanding – 4,223,793 and 4,226,137 shares at June 30, 2011 and December 31, 2010, respectively	53,165	53,165
Additional paid in capital	10,677,074	10,675,228
Accumulated other comprehensive income	15,641,808	14,890,272
Retained earnings	30,835,640	32,980,341
Treasury stock, at cost, 1,092,747 and 1,090,413 shares at June 30, 2011 and December 31, 2010, respectively	(11,626,934)	(11,603,962)
Total Stockholders’ Equity	45,580,753	46,995,044
Total Liabilities and Stockholders’ Equity	$96,237,008	$91,195,415

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	June 30, 2011	June 30, 2010
REVENUES:

Operating Revenues – equipment sales and related services	$285,097	$274,343
Operating Revenues – cryobanking and related services	73,042	93,989

Total Revenues	358,139	368,332

Cost of Sales:

Cost of equipment sales and related services	155,056	156,329
Cost of cryobanking and related services	5,671	9,082

Total Cost of Sales	160,727	165,411

Gross Profit	197,412	202,921

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	616,480	687,115

Research and development-cryobanking and related services	53,303	47,454

Total Research and Development Expenses	669,783	734,569

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	726,025	817,469
Selling, general, and administrative- cryobanking and related services	145,401	155,953

Total Selling, General & Administrative Expenses	871,426	973,422

Total Operating Expenses	1,541,209	1,707,991

Loss from Operations	(1,343,797)	(1,505,070)

Other Income (Expenses):

Dividend income-investment portfolio	499,887	518,858
Realized gains on sale of securities and options, net	2,279,674	1,489,665
Mark to market adjustments on short sales of options	(1,687,134)	(318,123)
Other revenues	3,094	3,042
Interest expense	(81,260)	(8,919)
Administrative expense relating to portfolio investments	(37,315)	(31,043)

Total Other Income	976,946	1,653,480

(Loss) Income before Income Taxes	(366,851)	148,410

Income Tax (Benefit)	(182,331)	(39,946)
Net (Loss) Income	$(184,520)	$188,356

Comprehensive Loss:

Net (Loss) Income	$(184,520)	$188,356
Unrealized Gain (Loss) on Securities Held for Sale, Net of Deferred Income Taxes	323,655	(3,268,794)
Comprehensive Income (Loss)	$139,135	$(3,080,438)

Weighted average number of shares outstanding – basic and diluted	4,225,349	4,242,285

Net (Loss) Income per common equivalent share – basic and diluted	$(0.04)	$0.04

Dividends paid per common share	$0.15	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE SIX MONTHS ENDED

	June 30, 2011	June 30, 2010
REVENUES:

Operating Revenues – equipment sales and related services	$580,927	$590,728
Operating Revenues – cryobanking and related services	154,681	173,876

Total Revenues	735,608	764,604

Cost of Sales:

Cost of equipment sales and related services	309,287	342,290
Cost of cryobanking and related services	16,894	14,898

Total Cost of Sales	326,181	357,188

Gross Profit	409,427	407,416

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	1,262,307	1,523,978

Research and development-cryobanking and related services	97,066	102,556

Total Research and Development Expenses	1,359,373	1,626,534

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	2,263,902	1,299,213
Selling, general, and administrative- cryobanking and related services	305,886	328,895

Total Selling, General & Administrative Expenses	2,569,788	1,628,108

Total Operating Expenses	3,929,161	3,254,642

Loss from Operations	(3,519,734)	(2,847,226)

Other Income (Expenses):

Dividend income-investment portfolio	1,073,553	1,087,266
Realized gains on sale of securities and options, net	6,024,047	7,566,047
Mark to market adjustments on short sales of options	(6,155,563)	(5,090,887)
Other revenues	6,188	6,083
Interest expense	(111,908)	(15,183)
Administrative expense relating to portfolio investments	(69,709)	(66,017)

Total Other Income	766,608	3,487,309

(Loss) Income before Income Taxes	(2,753,126)	640,083

Income Tax (Benefit) Expense	(1,242,344)	544,146
Net (Loss) Income	$(1,510,782)	$95,937

Comprehensive Loss:

Net (Loss) Income	$(1,510,782)	$95,937
Unrealized Gain (Loss) on Securities Held for Sale, Net of Deferred Income Taxes	751,535	(4,121,736)
Comprehensive Loss	$(759,247)	$(4,025,799)

Weighted average number of shares outstanding – basic and diluted	4,225,743	4,244,785

Net (Loss) Income per common equivalent share – basic and diluted	$(0.36)	$0.02

Dividends paid per common share	$0.15	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE SIX MONTHS ENDED

	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(1,510,782)	$95,937
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation	147,029	148,802
Non-cash compensation expense associated with employee stock compensation plans	1,946	—
Deferred income taxes	(2,365,326)	(2,217,697)
Bad debt allowance	—	(763)
Realized gains on sale of securities and options, net	(6,024,047)	(7,566,047)
Mark to market adjustments on short sales of options	6,155,563	5,090,887

Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(14,653)	45,962
Increase in prepaid expenses & other current assets	(53,782)	(56,027)
Decrease in inventory	6,300	19,966
Increase in accounts payable and accrued liabilities	626,096	45,400
(Decrease) Increase in income taxes payable	(1,851,292)	1,754,036
(Decrease) Increase in deferred revenue	(22,555)	7,318

Net cash used in operating activities	(4,905,503)	(2,632,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60,242)	(199,077)
Proceeds from sale of property and equipment	2,000	—
Increase in receivable due from broker	(8,884,526)	(8,980,681)
Increase in securities borrowed, at fair market value	8,948,230	7,644,439
Purchases of put and call options	(409,686)	(214,795)
Proceeds from sales of put and call options	5,124,317	8,841,903
Acquisition of available for sale securities	(9,984,714)	(11,172,887)
Proceeds from sale of available for sale securities	5,206,520	7,140,565

Net cash (used in) provided by investing activities	(58,101)	3,059,467

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	16,813,859	15,800,028
Repayment of margin loan payable	(11,116,240)	(15,734,574)
Purchase of treasury stock	(22,972)	(110,990)
Dividends paid	(633,919)	(424,042)
Repurchase and retirement of Common Stock	(100)	—
Repayment of mortgage payable	(22,996)	(21,349)
Net cash provided by (used in) financing activities	5,017,632	(490,927)

Net increase (decrease) in cash and cash equivalents	54,028	(63,686)

Cash and cash equivalents at beginning of period	57,741	277,088

Cash and cash equivalents at end of period	$111,769	$213,402

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:

Interest	$111,908	$16,561
Income taxes	$2,986,822	$1,018,517

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2010 and 2009, included in Daxor Corporation’s Annual Report and Form 10-K for the fiscal year ended December 31, 2010 which was filed on March 29, 2011. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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
June 30, 2011 (Continued)
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

The Company’s marketable securities are valued using Level 1 observable inputs utilizing quoted market prices in active markets. These marketable securities are summarized in Note 2, Available-for -Sale Securities.

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
June 30, 2011 (Continued)
(Unaudited)

Receivable from Broker

The Receivable from Brokers includes cash proceeds from the sales of securities and dividends. These proceeds are invested in dividend bearing money market accounts. The restricted cash is held by the brokers to satisfy margin requirements.

The following table summarizes Receivable from Broker at June 30, 2011 and December 31, 2010:

Description	(Unaudited) June 30, 2011	December 31, 2010
Money Market Accounts	$6,062,185	$10,115,798
Restricted Cash	31,151,167	22,266,641
Total Receivable from Broker	$37,213,352	$32,382,439

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
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

a.
The use of “Call” Options  Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the Company’s investments. The risk of this strategy is that investments may be called away, which the Company may have preferred to retain. Therefore, a limitation of 20% is placed on the amount of stock on which options can be written. The amount of the portfolio on which options are actually written usually does not exceed 10% of the value of the portfolio. The historical turnover of the portfolio is such that the average holding period is in excess of five years for available for sale securities.

b.
The use of “Put” options Put options are written on stocks which the Company is willing to purchase. While the Company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing Company, or stocks being called away because call options have been written. If the stock does not go below the put exercise price, the Company records the proceeds from the sale as income. If the put is exercised, the cost basis is reduced by the proceeds received from the sale of the put option. There may be occasions where the cost basis of the stock is lower than the market price at the time the option is exercised.

c.
Speculative Short Sales/Short Options  The Company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The Company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the call, the option is not exercised and the Company records the proceeds from the sale of the call as income. If the call is exercised, the Company will have a short position in the related stock. The Company then has the choice of covering the short position, or selling a put against it. If the put is exercised, then the short position is covered. The Company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the Company may have short positions equal to 15% of its accounts, in actual practice the net short stock positions usually account for less than 10% of the assets of the Company.

5.
In the event of a merger, the Company will elect to receive shares in the new company if this is an option. If the proposed merger is a cash only offer, the Company will receive cash and be forced to sell the stock.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
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

Earnings per Share

The Company computes earnings per share in accordance with ASC 260 - Earnings per Share . Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are based on the average number of common shares outstanding during each period, adjusted for the effects of outstanding stock options.

The following table summarizes the loss per share calculations for the three months ended June 30, 2011 and June 30, 2010:

	Three months ended June 30, 2011	Three months ended June 30, 2010
Basic and diluted shares	4,225,349	4,242,285
Net Income (loss)	$(184,520)	$188,356
Basic and diluted income (loss) per share	$(0.04)	$0.04

Certain stock options were not included in the computation of the earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totaled 47,300 and 61,800 for the three months ended June 30, 2011 and 2010, respectively.

The following table summarizes the loss per share calculations for the six months ended June 30, 2011 and June 30, 2010:

	Six months ended June 30, 2011	Six months ended June 30, 2010
Basic and diluted shares	4,225,743	4,244,785
Net Income (loss)	$(1,510,782)	$95,937
Basic and diluted income (loss) per share	$(0.36)	$0.02

Certain stock options were not included in the computation of the earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totaled 55,300 and 55,800 for the six months ended June 30, 2011 and 2010, respectively.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
(Unaudited)

Dividends

In 2008, Management instituted a policy of paying dividends when funds are available.

The Company paid a dividend of $0.15 per share on June 16, 2011. The Company paid a dividend of $0.10 per share during the six months ended June 30, 2010.

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

Reclassifications

Reclassifications occurred to certain prior period amounts in order to conform to to current year presentation.  The reclassifications have no effect on the reported net income.

(2) AVAILABLE-FOR-SALE SECURITIES

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

Summary of Available for Sale Securities as of June 30, 2011 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$51,968,112	$28,425,038	$23,543,074	$25,478,675	$(1,935,601)
Preferred Stock	2,091,263	1,571,618	519,645	520,557	(912)
Total Equity Securities	$54,059,375	$29,996,656	$24,062,719	$25,999,232	$(1,936,513)

Summary of Unrealized Losses of Available for Sale Securities as of June 30, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$7,114,280	$1,327,682	$1,925,464	$608,831	$9,039,744	$1,936,513

Summary of Unrealized Gains on Available for Sale Securities as of June 30, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$1,048,050	$149,026	$43,971,581	$25,850,206	$45,019,631	$25,999,232

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
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

At June 30, 2011 and December 31, 2010, available for sale securities consisted mostly of preferred and common stocks of utility companies. At June 30, 2011 and December 31, 2010, 96.11% and 96.16% of the market value of the Company’s available for sale securities was made up of common stock, respectively.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could put downward pressure on the valuation of utility stocks.

Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company believes that it’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 73 separate common and preferred stocks. As of June 30, 2011 there were five holdings of common stock which comprised 52.36% of the total market value of the available for sale investments. These five holdings are Entergy, Exelon, Bank of America, First Energy and National Grid.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
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

Unrealized Losses on Available for Sale Securities

At June 30, 2011, 92.44% or $1,790,046 of the total unrealized losses of $1,936,513 was comprised of the following three securities: $971,893 for Bank of America, $264,167 for Citigroup Inc. and $553,986 for USEC.

Bank of America

At June 30, 2011, Daxor owned 507,995 shares of Bank of America with a cost basis of $12.87 per share and a market value of $10.96 per share. On August 3, 2011, the market value was $9.54 per share which is $3.33 or 26% lower than our cost basis of $12.87 per share. As of June 30, 2011, the book value of the Company was $20.29 per share which is substantially more than the current market price and the cost basis of the shares owned by Daxor.

On July 19, 2011, Bank of America reported a net loss of $8.8 billion for the quarter ended June 30, 2011 versus net income of $3.1 billion for the same period in 2010.

The main reason for the loss was a representation and warranties provision of $14.0 billion which includes $8.6 billion in provision and other expenses related to the agreement to resolve nearly all of the legacy Countrywide issued first lien non-GSE RMBS repurchase exposures and $5.4 billion in provision related to other non-GSE, and, to a lesser extent, GSE exposure. Bank of America management now believes it has recorded reserves in its financial statements for a substantial portion of its representations and warranties exposures as measured by original principal balance.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage ratio of at least 3% not to be subject to a Federal Reserve Board directive to maintain higher capital levels. At June 30, 2011, the Tier 1 Capital Ratio was 11.00%, the Total Capital Ratio was 15.65% and the leverage ratio was 6.86%. Bank of America is considered “well capitalized” under the federal regulatory agency definitions at June 30, 2011.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
(Unaudited)

            After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost as it did at March 31, 2011, management has determined that an impairment charge is not necessary at June 30, 2011 on Bank of America.

Citigroup

At June 30, 2011, Daxor owned 27,940 shares of Citigroup with a cost basis of $51.09 per share and a market value of $41.64. On August 3, 2011, the market value was $37.26 per share which is $13.83 or 27% lower than our cost basis of $51.09 per share. During the first quarter of 2009, the stock was at $10.00 per share and as of August 3, 2011, was trading at $37.26 per share. The stock price has increased by 13% from January 1, 2010 through August 3, 2011 going from $33.10 per share to $37.26 per share.

Citigroup reported net income of $7.1 billion for the six months ended June 30, 2011 versus net income of $6.3 billion for the six months ended June 30, 2010.

Citigroup has increased headcount to 263,000 at June 30, 2011 from 260,000 at March 31, 2011. This is still less than the peak level of 375,000 from 2007. Total Operating Expenses were 8% during the six months ended June 30, 2011 as compared to the same period in 2010.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At June 30, 2011, the Tier 1 Capital Ratio was 13.6%, Total Capital Ratio was 17.2% and the Leverage Ratio was 7.0%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at June 30, 2011 and all of these percentages have improved since December 31, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has mostly been trending upward since the first quarter of 2010. Citigroup has now recorded a profit for six consecutive quarters versus a loss for the year ended December 31, 2009. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at June 30, 2011.

           After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at June 30, 2011 on Citigroup.

USEC

At June 30, 2011, Daxor owned 343,100 shares of USEC with a cost basis of $4.95 per share and a market value of $3.34 per share. On August 3, 2011 the market value of USEC was $3.18 per share which is $1.77 or 36% less than our cost basis of $4.95 per share.

The stock price has decreased by 47% from January 1, 2011 through August 3, 2011, going from $5.99 per share to $3.18 per share. As of June 30, 2011, the Book Value of the Company was approximately $10.95 per share. This is substantially more than the current market price and the cost basis of the shares owned by Daxor.

USEC Inc., together with its subsidiaries, supplies low enriched uranium (LEU) to commercial nuclear power plants in the United States and internationally. It also performs contract work for the U.S. Department of Energy (DOE) and DOE contractors at the Paducah and Portsmouth gaseous diffusion plants. USEC Inc’s contract work includes support services and the maintenance of Portsmouth gaseous diffusion plant in a state of cold shutdown. In addition, the company provides nuclear energy solutions and services, including the design, fabrication, and implementation of spent nuclear fuel technologies; nuclear materials transportation and storage systems; and nuclear fuel cycle and energy consulting services.

USEC reported a net loss of $37.8 million for the six months ended June 30, 2011, versus a net loss of $2.5 million for the same period in 2010. Revenue for the current six month period was $834.9 million which is a 4% increase over 2010. The Gross Profit Margin was 5.6% during the six months ended June 30, 2011 versus 8.8% for the same period in 2010.

Electricity makes up approximately 70% of USEC’s production cost. The Company is focused on negotiations with their major power supplier and other utilities in order to obtain lower cost power with less volatility in pricing after their current contract expires in 2012.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
(Unaudited)

According to their news release of August 3, 2011, the Company is expecting revenue of approximately $1.7 billion for 2011 and a gross profit of approximately $100 million.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at June 30, 2011 on USEC.

Daxor Corporation
Summary of Unrealized Losses on Bank of America, Citigroup and USEC
As of June 30, 2011

		Less Than Twelve Months		Twelve Months or Greater		Total
Security	Total Cost	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Bank of America	$6,539,518	$5,567,625	$971,893	$—	$—	$5,567,625	$971,893
Citigroup	1,427,588	—	—	1,163,421	264,167	1,163,421	264,167
USEC	1,699,940	882,762	313,595	263,192	240,391	1,145,954	553,986
Total	$9,667,046	$6,450,387	$1,285,488	$1,426,613	$504,558	$7,877,000	$1,790,046

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
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

The following table summarizes the results of each segment described above for the three months ended June 30, 2011 (unaudited).

	June 30, 2011
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$285,097	$73,042	$—	$358,139

Expenses
Cost of sales	155,056	5,671	—	160,727
Research and development expenses	616,480	53,303	—	669,783
Selling, general and administrative expenses	726,025	145,401	—	871,426

Total Expenses	1,497,561	204,375	—	1,701,936

Operating loss	(1,212,464)	(131,333)	—	(1,343,797)

Investment income, net	—	—	1,055,112	1,055,112

Other income (expense)

Interest expense, net	(16,253)	—	(65,007)	(81,260)

Other income	3,094	—	—	3,094

Total Other Expense	(13,159)	—	(65,007)	(78,166)

Income (loss) before income taxes	(1,225,623)	(131,333)	990,105	(366,851)

Income tax expense (benefit)	27,982	—	(210,313)	(182,331)

Net Income (loss)	$(1,253,605)	$(131,333)	$1,200,418	$(184,520)

Total assets	$4,808,857	$155,424	$91,272,727	$96,237,008

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the three months ended June 30, 2010 (unaudited).

	June 30, 2010
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$274,343	$93,989	$—	$368,332

Expenses
Cost of sales	156,329	9,082	—	165,411
Research and development expenses	687,115	47,454	—	734,569
Selling, general and administrative expenses	817,469	155,953	—	973,422

Total Expenses	1,660,913	212,489	—	1,873,402

Operating loss	(1,386,570)	(118,500)	—	(1,505,070)

Investment income, net	—	—	1,659,357	1,659,357

Other income (expense)

Interest expense, net	(7,100)	(18)	(1,801)	(8,919)

Other income	3,042	—	—	3,042
Total Other Income (expense)	(4,058)	(18)	(1,801)	(5,877)

Income (loss) before income taxes	(1,390,628)	(118,518)	1,657,556	148,410
Income tax (benefit )	—	—	(39,646)	(39,946)

Net Income (loss)	$(1,390,628)	$(118,518)	$1,697,502	$188,356

Total assets	$5,066,572	$197,715	$74,960,559	$80,224,846

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the six months ended June 30, 2011 (unaudited).

	June 30, 2011
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$580,927	$154,681	$—	$735,608

Expenses
Cost of sales	309,287	16,894	—	326,181
Research and development expenses	1,262,307	97,066	—	1,359,373
Selling, general and administrative expenses	2,263,902	305,886	—	2,569,788

Total Expenses	3,835,496	419,846	—	4,255,342

Operating loss	(3,254,569)	(265,165)	—	(3,519,734)

Investment income, net	—	—	872,328	872,328

Other income (expense)

Interest expense, net	(22,592)	—	(89,316)	(111,908)

Other income	6,188	—	—	6,188

Total Other Expense	(16,404)	—	(89,316)	(105,720)

Income (loss) before income taxes	(3,270,973)	(265,165)	783,012	(2,753,126)

Income tax expense (benefit)	122,982	—	(1,365,326)	(1,242,344)

Net Income (loss)	$(3,393,955)	$(265,165)	$2,148,338	$(1,510,782)

Total assets	$4,808,857	$155,424	$91,272,727	$96,237,008

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the six months ended June 30, 2010 (unaudited).

	June 30, 2010
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$590,728	$173,876	$—	$764,604

Expenses
Cost of sales	342,290	14,898	—	357,188
Research and development expenses	1,523,978	102,556	—	1,626,534
Selling, general and administrative expenses	1,299,213	328,895	—	1,628,108

Total Expenses	3,165,481	446,349	—	3,611,830

Operating loss	(2,574,753)	(272,473)	—	(2,847,226)

Investment income, net	—	—	3,496,409	3,496,409

Other income (expense)

Interest expense, net	(14,246)	296	(1,233)	(15,183)

Other income	6,083	—	—	6,083
Total Other Income (Expense)	(8,163)	296	(1,233)	(9,100)

Income (loss) before income taxes	(2,582,916)	(272,177)	3,495,176	640,083

Income tax expense	36,000	—	508,146	544,146

Net Income (loss)	$(2,618,916)	$(272,177)	$2,987,030	$95,937

Total assets	$5,066,572	$197,715	$74,960,559	$80,224,846

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
(Unaudited)

 (4) LOANS AND MORTGAGE PAYABLE

LOANS PAYABLE

Short-term debt to brokers (margin debt) is secured by the Company’s marketable securities and totaled $6,282,202 at June 30, 2011 and $4,638,197 at December 31, 2010. The interest rate on the Company’s margin debt at June 30, 2011 ranged from 1.039% to 1.041%.

MORTGAGE PAYABLE

Daxor financed the purchase of the land and two buildings in Oak Ridge, Tennessee with a $500,000 mortgage, with the first five years fixed at 7.49%. There was a balloon payment of $301,972 for the remaining principal and interest on the mortgage due on January 2, 2012.

On July 19, 2011, the Company signed a new five year mortgage agreement for the remaining principal balance of $319,927 plus interest. The interest rate is fixed at 5.75% and the first payment is due September 2, 2011 and the last payment is due August 2, 2016.

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

For the three months ended June 30, 2011, the Company recorded a loss from marking put and call options to market of ($662,641). For the three months ended June 30, 2010, the Company recorded a loss from marking put and call options to market of ($3,384,096). These amounts are included in the Statements of Operations as part of mark to market of short positions.

For the six months ended June 30, 2011, the Company recorded a loss from marking put and call options to market of ($3,770,224). For the six months ended June 30, 2010, the Company recorded a loss from marking put and call options to market of ($5,362,299). These amounts are included in the Statements of Operations as part of mark to market of short positions.

All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
(Unaudited)

The following summarizes the Company’s Put and Call Options as of March 31, 2011 (unaudited) and December 31, 2010:

Put and Call Options	Selling Price	Fair Market Value	Unrealized Gain
June 30, 2011	$5,223,052	$3,426,718	$1,796,334
December 31, 2010	$9,896,627	$4,330,069	$5,566,558

(6) SECURITIES BORROWED AT FAIR VALUE

The Company maintains short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The respective market values of these positions were $31,354,266 and $22,406,036 as of June 30, 2011 and December 31, 2010.

(7) STOCK OPTIONS

On May 11, 2011, the Company issued five-year options to various employees to purchase up to 9,000 shares of the Company’s common stock at an exercise price of $11.91 per share.  The options will be fully vested in May 2012 and expire in May 2016

Total share-based compensation expense recognized in the Statement of Operations aggregated $1,946 for the three and six months ended June 30, 2011 and $0 for the same periods in 2010.

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

(8) INCOME TAXES

The Company accrues income taxes in interim periods based upon its estimated annual effective tax rate.

The current income tax (benefit) expense for the three months ended June 30, 2011 and 2010 (unaudited) is comprised of the following:

	June 30,	June 30,
	2011	2010
Regular tax and Alternative Minimum Tax (AMT)	$278,938	$151,822
Personal Holding Company Tax (PHC)	81,061	22,528
State Franchise Taxes	27,982	—
Total Current Income Tax Provision	387,981	174,350
Deferred Income Taxes	(570,312)	(214,296)
Total Income Tax (Benefit)	$(182,331)	$(39,946)

 The current income tax (benefit) expense for the six months ended June 30, 2011 and 2010 (unaudited) is comprised of the following:

	June 30,	June 30,
	2011	2010
Regular tax and Alternative Minimum Tax (AMT)	$864,504	$1,936,290
Personal Holding Company Tax (PHC)	135,496	789,553
State Franchise Taxes	122,982	36,000
Total Current Income Tax Provision	1,122,982	2,761,843
Deferred Income Taxes	(2,365,326)	(2,217,697)
Total Income Tax (Benefit) Expense	$(1,242,344)	$544,146

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
(Unaudited)

The deferred income tax liability is computed at the federal statutory rate of 35% and comprised of the following:

	(unaudited) June 30, 2011	December 31, 2010

Deferred Tax Liabilities:

Fair value adjustment for available-for-sale securities	$8,421,952	$8,017,839
Mark to market short positions	(1,475,062)	856,641
Property and equipment	94,803	168,941
Other	—	(39,475)

	$7,041,693	$9,003,946

The deferred tax liability that results from the marketable securities does not flow through the statement of operations due to the classification of the marketable securities as available-for-sale. Instead, any increase or decrease in the deferred tax liability is recorded as an adjustment to the accumulated other comprehensive income account which is in the stockholders’ equity section of the balance sheet.

(9) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At June 30, 2011 stocks representing 99.27% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in four different brokerage accounts, three at UBS and one at TD Ameritrade. UBS and TD Ameritrade provide supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

Both of these brokerage houses are well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, at June 30, 2011 the fair market value of securities in excess of the SIPC insured limit is $1,977,670 and the cash on deposit in excess of the insured limit is $4,894,872.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
(Unaudited)

For the three months ended June 30, 2011, the sales of Blood Volume Kits accounted for 69.89% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 60.12% of the Company’s sales of Blood Volume Kits.

For the three months ended June 30, 2010, the sales of Blood Volume Kits accounted for 63.25% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 60.35% of the Company’s sales of Blood Volume Kits.

For the six months ended June 30, 2011, the sales of Blood Volume Kits accounted for 68.60% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 60.16% of the Company’s sales of Blood Volume Kits.

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

In response to Medicare’s change in its reimbursement policy for diagnostic radiopharmaceuticals, Daxor has lobbied CMS both individually and as a member of the Society of Nuclear Medicine’s APC Task Force, which is a select group of representatives from industry and healthcare that represents the more than 16,000 nuclear medicine professionals in the United States. One of the missions of the APC Task Force is to work directly with the CMS in an attempt to amend the current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. There is no guarantee that the APC task force will be successful in their efforts to persuade the CMS to amend their policy of limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. This change in Medicare’s reimbursement policy was still in effect at June 30, 2011.

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
June 30, 2011 (Continued)
(Unaudited)

In November 2009, the staff of the Northeast Regional Office of the SEC contacted the Company and invited both the Company and Dr. Feldschuh to make a new Wells submission based upon more recent operations and results. The Company and Dr. Feldschuh responded to the staff’s invitation on December 20, 2009.

The Company disclosed in its Form 10-Q for September 30, 2010, Form 10-K for December 31, 2010 and Form 10-Q for March 31, 2011 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC is claiming that Daxor is primarily an investment company and not primarily an operating company.

The Company has disclosed in previous public filings that it is dependent upon earnings from its investment portfolio to fund operations and that a single individual, Dr. Joseph Feldschuh, makes all investment decisions.

The administrative proceeding took place from March 7, 2011 through March 9, 2011 in New York City. The Company feels strongly that the extensive documentation of its history of operations presented at the administrative proceeding will demonstrate that it is primarily an operating medical instrumentation and biotechnology company and not primarily an investment company

On June 9, 2011, The Chief Judge filed a motion requesting an extension of time until September 6, 2011 to issue an initial decision in the administrative proceeding. Daxor filed a consent to the Chief Judge’s motion for an extension and the deadline was extended until September 6, 2011.

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

 The amount of rental income received from the President of the Company for the six months ended June 30, 2011 and June 30, 2010 was $6,188 and $6,083.

The amount of rental income received from the President of the Company for the three months ended June 30, 2011 and  June 30, 2010 was $3,094 and $3,042.

Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh, the Chief Executive Officer and President of Daxor. He was paid $18,720 annually for the years ended December 31, 2010 and 2009. Jonathan Feldschuh is expected to provide a limited amount of consultative help in the filing of the additional patents in 2011.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Continued)
(Unaudited)

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

In June 2011, the FASB issued Accounting Standards Update 2010-05 (ASU 2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted.  The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2011, the FASB issued Accounting Standards Update 2010-04 (ASU 2011-04), Fair Value Measurement (Topic 820): Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. The amendments in this Update should be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. Early application is not permitted.  The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

                Dr. Yu completed a major study, partially funded by Daxor, in which blood volume measurement was conducted in the intensive care unit. The purpose of the study was to determine whether survival and length of hospital stay could be improved by incorporating blood volume measurement into treatment decisions in the intensive care unit. They found that use of the BVA-100 to guide fluid and red blood cell management led to a significant improvement in mortality in critically ill surgical patients with septic shock, severe sepsis, severe respiratory failure and/or cardiovascular collapse. Patients in the control group, whose resuscitation was guided by findings from pulmonary artery catheterization (PAC) demonstrated statistically significant untreated volume abnormalities and red blood cell deficiencies more often than patients in the group who were resuscitated based on blood volume measurement data (48% vs. 37% and 33% vs. 16%, respectively). This correlated with significantly greater mortality for patients in the control group (24% mortality) than for patients in the blood volume measurement group (8% mortality; P=0.03). These findings indicate that blood volume analysis permits more accurate assessment of patients’ volume status and more precise fluid resuscitation and saves lives. Their most recent findings were published in the March 2011 issue of the medical journal Shock .

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

RESULTS OF OPERATIONS

Three months ended June 30, 2011 as compared with three months ended June 30, 2010:

Operating Revenues and Expenses

For the three months ended June 30, 2011, consolidated operating revenues decreased to $358,139 from $368,332 for the same period in 2010, a decrease of $10,193 or 2.8% which was mainly due to a reduction in revenue from cryobanking and related services. There were no Blood Volume Analyzers sold during the quarters ended June 30, 2011 and June 30, 2010.

The Company sold 760 Volumex Kits during the quarter ended June 30, 2011 versus 750 for the quarter ended June 30, 2010 for an increase of 10 kits or 1.3%. The Revenue from Blood Volume Kit Sales increased to $250,286 during the quarter ended June 30, 2011 from $240,303 during the same period in 2010 for an increase of $9,983 or 4.2%. The reason for the difference between the percentage increases in kits sold and revenue from kit sales was a small increase in kit sale prices which was not effective until September 30, 2010.

There were 58 Blood Volume Analyzers placed at June 30, 2011 versus 55 at June 30, 2010. For the three months ended June 30, 2011, the Company provided 50 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 69 during the same period in 2010.

The following tables provide gross margin information on Equipment Sales & Related Services for the three months ended June 30, 2011 and June 30, 2010:

Equipment Sales and Related Services:	Kit Sales Three Months Ended June 30, 2011	Equipment Sales and Other Three Months Ended June 30, 2011	Total Three Months Ended June 30, 2011
Revenue	$250,286	$34,811	$285,097
Cost of Goods Sold	100,746	54,310	155,056
Gross Profit (loss)	$149,540	$(19,499)	$130,041
Gross Profit (loss) Percentage	59.7%	(56.0)%	45.6%

Equipment Sales and Related Services:	Kit Sales Three Months Ended June 30, 2010	Equipment Sales and Other Three Months Ended June 30, 2010	Total Three Months Ended June 30, 2010
Revenue	$240,303	$34,040	$274,343
Cost of Goods Sold	111,309	45,020	156,329
Gross Profit (loss)	$128,994	$(10,980)	$118,014
Gross Profit (loss) Percentage	53.7%	(32.2)%	43.0%

The major reason for the increase in Gross Profit Percentage on Kit Sales during the current quarter was an increase in the price of kits which was effective September 1, 2010.

The additional revenues for Equipment Sales and Other during the current and previous quarter consist almost entirely of shipping charges and service contract revenue.

Even though the Company did not sell any Blood Volume Analyzers during the three months ended June 30, 2011 and June 30, 2010, it still incurred production related expenses for the BVA-100.

S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,342,505 for the three months ended June 30, 2011 versus $1,504,584 for the same period in 2010, for a decrease of $162,079 or 10.8%. The three major reasons for this decrease were reductions of $46,291 in professional fees, $33,005 in laboratory supplies and $45,712 in payroll and related expenses. There were $143,191 of Legal Expenses incurred during the three months ended June 30, 2011 for the SEC Administrative Proceeding which is described in greater detail in Note (9) Certain Concentrations and Contingencies and  Item 1, Legal Proceedings of this Form 10-Q. At this time, management is unable to estimate the amount of any additional future costs that may be incurred by the Company for the SEC proceeding.

            Research & Development expenses for Equipment Sales and Related Services were $616,480 for the three months ended June 30, 2011 versus $687,115 for the same period in 2010 for a decrease of $70,635 or 10.3%. The major reason for this decrease was a reduction of expenses during the quarter of $40,789 for the Team HF Study. Expenses for the Team HF study increased for the six months ended June 30, 2011 versus the same period in 2010 and this temporary decline is mainly due to a change in key personnel involved in the Study.

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

Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $73,042 for the three months ended June 30, 2011 from $93,989 for the same period in 2010 for a reduction of $20,947 or 22.3% The major reason for this decrease is a reduction in $18,699 of revenues from Semen storage, analysis and processing.

S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $198,704 for the three months ended June 30, 2011 versus $203,407 for the same period in 2010, for a decrease of $4,703 or 2.3%.

Consolidated Operating Expenses

The total consolidated operating expenses for the second quarter of 2011 were $1,541,209 versus $1,707,991 in 2010 for a decrease of $166,782 or 9.8%. The major reason for this decrease was reductions of $44,160 in professional fees, $33,139 in laboratory supplies and $44,882 in payroll and related expenses.

RESULTS OF OPERATIONS

Six months ended June 30, 2011 as compared with six months ended June 30, 2010:

For the six months ended June 30, 2011, consolidated operating revenues decreased to $735,608 from $764,604 for the same period in 2010, a decrease of $28,996 or 3.8% which was mainly due to a reduction of $19,195 in revenue from cryobanking and related services. There were no Blood Volume Analyzers sold during the six months ended June 30, 2011 and June 30, 2010.

The Company sold 1,567 Volumex Kits during the six months ended June 30, 2011 versus 1,608 for the six months ended June 30, 2010 for a decrease of 41 kits or 2.5%. The Revenue from Blood Volume Kit Sales decreased to $504,592 during the six months ended June 30, 2011 from $512,912 during the same period in 2010 for a decrease of $8,320 or 1.6%. The reason for the difference between the percentage increases in kits sold and revenue from kit sales was a small increase in kit sale prices which was not effective until September 30, 2010.

There were 58 Blood Volume Analyzers placed at June 30, 2011 versus 55 at June 30, 2010. For the six months ended June 30, 2011, the Company provided 50 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 69 during the same period in 2010.

The following tables provide gross margin information on Equipment Sales & Related Services for the six months ended June 30, 2011 and June 30, 2010:

Equipment Sales and Related Services:	Kit Sales Six Months Ended June 30, 2011	Equipment Sales and Other Six Months Ended June 30, 2011	Total Six Months Ended June 30, 2011
Revenue	$504,592	$76,335	$580,927
Cost of Goods Sold	224,487	84,800	309,287
Gross Profit (loss)	$280,105	$(8,465)	$271,640
Gross Profit (loss) Percentage	55.5%	(11.1)%	46.8%

Equipment Sales and Related Services:	Kit Sales Six Months Ended June 30, 2010	Equipment Sales and Other Six Months Ended June 30, 2010	Total Six Months Ended June 30, 2010
Revenue	$512,912	$77,816	$590,728
Cost of Goods Sold	246,487	95,803	342,290
Gross Profit (loss)	$266,425	$(17,987)	$248,438
Gross Profit (loss) Percentage	51.9%	(23.1)%	42.0%

The major reason for the increase in Gross Profit Percentage on Kit Sales during the current six month period was an increase in the price of kits which was effective September 1, 2010.

The additional revenues for Equipment Sales and Other during the current and previous six month periods consist almost entirely of shipping charges and service contract revenue.

Even though the Company did not sell any Blood Volume Analyzers during the six months ended June 30, 2011 and June 30, 2010, it still incurred production related expenses for the BVA-100.

S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $3,526,209 for the six months ended June 30, 2011 versus $2,823,191 for the same period in 2010, for an increase of $703,018 or 24.9%.

The major reason for this increase was an additional $873,945 of professional fees in the current period. There were $1,014,839 of Legal Expenses incurred during the six months ended June 30, 2011 for the SEC Administrative Proceeding which is described in greater detail in Note (9) Certain Concentrations and Contingencies and  Item 1, Legal Proceedings of this Form 10-Q. At this time, management is unable to estimate the amount of any additional future costs that may be incurred by the Company for the SEC proceeding.

The increased professional fees during the six months ended June 30, 2011 were partially offset by reductions in payroll and related expenses of $90,992 and laboratory supplies of $48,094.

Research & Development expenses for Equipment Sales and Related Services were $1,262,307 for the six months ended June 30, 2011 versus $1,523,978 for the same period in 2010 for a decrease of $261,671 or 17.2%. The major reasons for this decrease were a reduction in salary expense of $113,457 for Research and Development and $70,000 of software charges related to the development of WIN BVA 6.0 that was incurred during the first six months of 2010 which did not reoccur in 2011

Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $154,681 for the three months ended June 30, 2011 from $173,876 for the same period in 2010 for a reduction of $19,195 or 11.0% .The major reason for this decrease is a reduction in $23,582 of revenues from Semen storage, analysis and processing.

S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $402,952 for the six months ended June 30, 2011 versus $431,451 for the same period in 2010, for a decrease of $28,499 or 6.6%. The main reason for this is a decrease in salaries allocated from the Equipment Sales and Related Services Division of $16,652. This allocation has no effect on the consolidated operating results.

Consolidated Operating Expenses

The total consolidated operating expenses for the six months ended June 30, 2011 were $3,929,161 versus $3,254,642 in 2010 for an increase of $674,519 or 20.7%. The major reason for this increase was an additional $873,945 of professional fees. There were $1,014,839 of Legal Expenses incurred during the six months ended June 30, 2011 for the SEC Administrative Proceeding which is described in greater detail in Note (9) Certain Concentrations and Contingencies and  Item 1, Legal Proceedings of this Form 10-Q.

INVESTING SEGMENT

Unrealized Losses on Available for Sale Securities

At June 30, 2011, 92.44% or $1,790,046 of the total unrealized losses of $1,936,513 was comprised of the following three securities: $971,893 for Bank of America, $264,167 for Citigroup Inc. and $553,986 for USEC.

Bank of America

At June 30, 2011, Daxor owned 507,995 shares of Bank of America with a cost basis of $12.87 per share and a market value of $10.96 per share. On August 3, 2011, the market value was $9.54 per share which is $3.33 or 26% lower than our cost basis of $12.87 per share. As of June 30, 2011, the book value of the Company was $20.29 per share which is substantially more than the current market price and the cost basis of the shares owned by Daxor.

On July 19, 2011, Bank of America reported a net loss of $8.8 billion for the quarter ended June 30, 2011 versus net income of $3.1 billion for the same period in 2010.

The main reason for the loss was a representation and warranties provision of $14.0 billion which includes $8.6 billion in provision and other expenses related to the agreement to resolve nearly all of the legacy Countrywide issued first lien non-GSE RMBS repurchase exposures and $5.4 billion in provision related to other non-GSE, and, to a lesser extent, GSE exposure. Bank of America management now believes it has recorded reserves in its financial statements for a substantial portion of its representations and warranties exposures as measured by original principal balance.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage ratio of at least 3% not to be subject to a Federal Reserve Board directive to maintain higher capital levels. At June 30, 2011, the Tier 1 Capital Ratio was 11.00%, the Total Capital Ratio was 15.65% and the leverage ratio was 6.86%. Bank of America is considered “well capitalized” under the federal regulatory agency definitions at June 30, 2011.

            After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost as it did at March 31, 2011, management has determined that an impairment charge is not necessary at June 30, 2011 on Bank of America.

Citigroup

At June 30, 2011, Daxor owned 27,940 shares of Citigroup with a cost basis of $51.09 per share and a market value of $41.64. On August 3, 2011, the market value was $37.26 per share which is $13.83 or 27% lower than our cost basis of $51.09 per share. During the first quarter of 2009, the stock was at $10.00 per share and as of August 3, 2011, was trading at $37.26 per share. The stock price has increased by 13% from January 1, 2010 through August 3, 2011 going from $33.10 per share to $37.26 per share.

Citigroup reported net income of $7.1 billion for the six months ended June 30, 2011 versus net income of $6.3 billion for the six months ended June 30, 2010.

Citigroup has increased headcount to 263,000 at June 30, 2011 from 260,000 at March 31, 2011. This is still less than the peak level of 375,000 from 2007. Total Operating Expenses were 8% during the six months ended June 30, 2011 as compared to the same period in 2010.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At June 30, 2011, the Tier 1 Capital Ratio was 13.6%, Total Capital Ratio was 17.2% and the Leverage Ratio was 7.0%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at June 30, 2011 and all of these percentages have improved since December 31, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has mostly been trending upward since the first quarter of 2010. Citigroup has now recorded a profit for six consecutive quarters versus a loss for the year ended December 31, 2009. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at June 30, 2011.

           After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at June 30, 2011 on Citigroup.

USEC

At June 30, 2011, Daxor owned 343,100 shares of USEC with a cost basis of $4.95 per share and a market value of $3.34 per share. On August 3, 2011 the market value of USEC was $3.18 per share which is $1.77 or 36% less than our cost basis of $4.95 per share.

The stock price has decreased by 47% from January 1, 2011 through August 3, 2011, going from $5.99 per share to $3.18 per share. As of June 30, 2011, the Book Value of the Company was approximately $10.95 per share. This is substantially more than the current market price and the cost basis of the shares owned by Daxor.

USEC Inc., together with its subsidiaries, supplies low enriched uranium (LEU) to commercial nuclear power plants in the United States and internationally. It also performs contract work for the U.S. Department of Energy (DOE) and DOE contractors at the Paducah and Portsmouth gaseous diffusion plants. USEC Inc’s contract work includes support services and the maintenance of Portsmouth gaseous diffusion plant in a state of cold shutdown. In addition, the company provides nuclear energy solutions and services, including the design, fabrication, and implementation of spent nuclear fuel technologies; nuclear materials transportation and storage systems; and nuclear fuel cycle and energy consulting services.

USEC reported a net loss of $37.8 million for the six months ended June 30, 2011, versus a net loss of $2.5 million for the same period in 2010. Revenue for the current six month period was $834.9 million which is a 4% increase over 2010. The Gross Profit Margin was 5.6% during the six months ended June 30, 2011 versus 8.8% for the same period in 2010.

Electricity makes up approximately 70% of USEC’s production cost. The Company is focused on negotiations with their major power supplier and other utilities in order to obtain lower cost power with less volatility in pricing after their current contract expires in 2012.

According to their news release of August 3, 2011, the Company is expecting revenue of approximately $1.7 billion for 2011 and a gross profit of approximately $100 million.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at June 30, 2011 on USEC.

Daxor Corporation
Summary of Unrealized Losses on Bank of America, Citigroup and USEC
As of June 30, 2011

		Less Than Twelve Months		Twelve Months or Greater		Total
Security	Total Cost	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Bank of America	$6,539,518	$5,567,625	$971,893	$—	$—	$5,567,625	$971,893
Citigroup	1,427,588	—	—	1,163,421	264,167	1,163,421	264,167
USEC	1,699,940	882,762	313,595	263,192	240,391	1,145,954	553,986
Total	$9,667,046	$6,450,387	$1,285,488	$1,426,613	$504,558	$7,877,000	$1,790,046

Investment Gains (Losses)

Gains on the sale of investments were $6,024,047 for the six months ended June 30, 2011 versus $7,566,047 for the same period in 2010 for a decrease of $1,542,000. For the six months ended June 30, 2011, the Company recorded a loss from marking put and call options and short positions of stock to market of ($6,155,563) versus a loss of ($5,090,887) for the same period in 2010. Interest expense was $111,908 for the six months ended June 30, 2011 versus $15,183 for the six months ended June 30, 2010. The major reason for this increase was interest charges on certain short equity positions of $61,440 during the six months ended June 30, 2011 versus $6,216 for the same period in 2010.  Administrative expenses relating to portfolio investments were $69,709 for the six months ended June 30, 2011 versus $66,017 for the same period in 2010.

Gains on the sale of investments were $2,279,674 for the three months ended June 30, 2011 versus $1,489,665 for the same period in 2010 for an increase of $790,009. For the three months ended June 30, 2011, the Company recorded a loss from marking put and call options and short positions of stock to market of ($1,687,134) versus a loss of ($318,123) for the same period in 2010. Interest expense was $81,260 for the three months ended June 30, 2011 versus $8,919 for the three months ended June 30, 2010. The major reason for this increase was interest charges on certain short equity positions of $50,101 during the three months ended June 30, 2011 versus $4,353 for the same period in 2010.  Administrative expenses relating to portfolio investments were $37,315 for the six months ended June 30, 2011 versus $31,043 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

As of June 30, 2011, cash and cash equivalents totaled $111,769 versus $57,741 at December 31, 2010. Cash used in operating activities was $4,905,503 for the six month period ended June 30, 2011. The decrease was primarily due to funding the loss from operations of $3,519,734 for the current six month period and a decrease of $1,851,292 in income taxes payable.

Cash used in investing activities was $58,101 for the six months ended June 30, 2011. A major reason for this is the acquisition of available for sale securities of $9,984,714 which was offset by proceeds from the sale of available for sale securities of $5,206,520 and sales of put and call options of $5,124,317.

A total of $5,017,632 of cash was provided during the current six month period from financing activities. This was mainly due to proceeds received from margin loans of $16,813,859 which were offset by repayment of margin loans of $11,116,240.

The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two. The Company’s portfolio has maintained a net value above historical cost for each of the past 106 consecutive quarters.

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

a.
The use of “Call” Options  Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the Company’s investments. The risk of this strategy is that investments may be called away, which the Company may have preferred to retain. Therefore, a limitation of 20% is placed on the amount of stock on which options can be written. The amount of the portfolio on which options are actually written is usually does not exceed 10% of the value of the portfolio. The historical turnover of the portfolio is such that the average holding period is in excess of five years for available for sale securities.

b.
The use of “Put” options  Put options are written on stocks which the Company is willing to purchase. While the Company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing Company, or stocks being called away because call options have been written. If the stock does not go below the put exercise price, the Company records the proceeds from the sale as income. If the put is exercised, the cost basis is reduced by the proceeds received from the sale of the put option. There may be occasions where the cost basis of the stock is lower than the market price at the time the option is exercised.

c.
Speculative Short Sales/Short Options  The Company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The Company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the call, the option is not exercised and the Company records the proceeds from the sale of the call as income. If the call is exercised, the Company will have a short position in the related stock. The Company then has the choice of covering the short position, or selling a put against it. If the put is exercised, then the short position is covered. The Company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the Company may have short positions equal to 15% of its accounts, in actual practice the net short stock positions usually account for less than 10% of the assets of the Company..

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

Our critical accounting policies, are described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies as of and for the three and six month period ended June 30, 2011.

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

At June 30, 2011 and December 31, 2010, available for sale securities consisted mostly of preferred and common stocks of utility companies. At June 30, 2011 and December 31, 2010, 96.11% and 96.16% of the market value of the Company’s available for sale securities was made up of common stock, respectively. As of June 30, 2011 there were five holdings of common stock which comprised 52.36% of the total market value of the available for sale investments. These five holdings are Entergy, Exelon, Bank of America, First Energy and National Grid.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could put downward pressure on the valuation of utility stocks.

Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company believes that it’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 73 separate common and preferred stocks.

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

Summary of Available for Sale Securities as of June 30, 2011 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$51,968,112	$28,425,038	$23,543,074	$25,478,675	$(1,935,601)
Preferred Stock	2,091,263	1,571,618	519,645	520,557	(912)
Total Equity Securities	$54,059,375	$29,996,656	$24,062,719	$25,999,232	$(1,936,513)

Summary of Unrealized Losses of Available for Sale Securities as of June 30, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$7,114,280	$1,327,682	$1,925,464	$608,831	$9,039,744	$1,936,513

Summary of Unrealized Gains on Available for Sale Securities as of June 30, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$1,048,050	$149,026	$43,971,581	$25,850,206	$45,019,631	$25,999,232

Summary of Proceeds Received and Market Valuation as of June 30, 2011 (Unaudited)
Put and Call Options

Total Proceeds Received on open positions at 01/01/11	Sale of Options from 01/01/11-06/30/11	Expirations and Assignments of Options from 01/01/11-06/30/11	Proceeds Received on open positions at 06/30/11	Market Value at 06/30/11	Unrealized Appreciation at 06/30/11
$9,896,627	$5,124,317	$9,797,892	$5,223,052	$3,426,718	$1,796,334

 Summary of Available for Sale Securities as of December 31, 2010

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$51,808,717	$29,341,744	$22,466,973	$23,044,040	$(577,067)
Preferred Stock	2,067,354	1,626,215	441,139	454,032	(12,893)
Total Equity Securities	$53,876,071	$30,967,959	$22,908,112	$23,498,072	$(589,960)

Summary of Proceeds Received and Market Valuation at 12/31/10
Put and Call Options

Total Proceeds Received on open positions at 01/01/10	Sale of Options from 01/01/10-12/31/10	Expirations and Assignments of Options from 01/01/10-12/31/10	Proceeds Received on open positions at 12/31/10	Market Value at 12/31/10	Unrealized Appreciation at 12/31/10
$9,605,476	$18,623,868	$18,332,717	$9,896,627	$4,330,069	$5,566,558

 Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$8,263,313	$74,480	$2,216,443	$515,480	$10,479,756	$589,960

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$2,423,702	$384,011	$40,972,613	$23,114,061	$43,396,315	$23,498,072

Item 4. Controls and Procedures

As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended June 30, 2011 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. During the quarter ended June 30, 2011, there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

The Company disclosed in its Form 10-Q for September 30, 2010, Form 10-K for December 31, 2010 and Form 10-Q for March 31, 2011 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC is claiming that Daxor is primarily an investment company and not primarily an operating company.

The Company has disclosed in previous public filings that it is dependent upon earnings from its investment portfolio to fund operations and that a single individual, Dr. Joseph Feldschuh, makes all investment decisions.

The administrative proceeding took place from March 7, 2011 through March 9, 2011 in New York City. The Company feels strongly that the extensive documentation of its history of operations presented at the administrative proceeding will demonstrate that it is primarily an operating medical instrumentation and biotechnology company and not primarily an investment company

On June 9, 2011, The Chief Judge filed a motion requesting an extension of time until September 6, 2011 to issue an initial decision in the administrative proceeding. Daxor filed a consent to the Chief Judge’s motion for an extension and the deadline was extended until September 6, 2011.

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

This proceeding is discussed in greater detail in Note (9) Certain Concentrations and Contingencies and Part II  Item 1, Legal Proceedings of this Form 10-Q.

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

The Company has maintained and increased spending when management deems it to be appropriate on research and development even as operating losses have increased. In order to help fund the operating loss and allow the Company’s research and development efforts to continue, Dr. Feldschuh decided to increase the amount of option trading. The option trading had previously been a part of the Company’s investment strategy. This allowed the Company to earn significantly increased returns during a period of extreme volatility in the markets.

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

In the event that Dr. Feldschuh is unable to continue in his role of managing the Company’s investment portfolio, no new option positions would be initiated and Michael Feldschuh, the son of Dr. Joseph Feldschuh would assist in the process of closing the option positions that would be open at the time Dr. Feldschuh is unable to continue in his current capacity. Michael Feldschuh has eighteen years of experience as a hedge fund manager. The Company would then be limited to dividend income from the portfolio of available for sale securities. It is highly unlikely that this dividend income would be sufficient to cover the current level of operating losses. The Board of Directors would then determine what appropriate steps should be taken.

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

DATE: August 8, 2011	By:	/s/ JOSEPH FELDSCHUH, M.D.
JOSEPH FELDSCHUH, M.D.,
President
Chief Executive Officer
Chairman of the Board of Directors
Principal Executive Officer