Form 10-Q/A
period 2011-06-30
DAXOR CORP
filed 2011-08-31
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS: COMMON STOCK PAR VALUE: $.01 per share	4,223,793 OUTSTANDING AT August 2, 2011

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Daxor Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (“the form 10-Q”) is solely to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T.

Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the consolidated balance sheets at June 30, 2011 and December 31, 2010, (ii) the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, (iii) the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and (iv) the notes to the interim consolidated financial statements (tagged as blocks of text).

No other changes have been made to the Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update any other disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive date flies contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Filed with Daxor Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2011 for the period ended June 30, 2011.

(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 31, 2011	By:	/s/ JOSEPH FELDSCHUH, M.D.
JOSEPH FELDSCHUH, M.D.,
President Chief Executive Officer Chairman of the Board of Directors Principal Executive Officer