Form 10-Q
period 2011-09-30
DAXOR CORP
filed 2011-11-14
CIK 27367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the
Securities Act of 1934

FOR QUARTER ENDED September 30, 2011
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

Large Accelerated filer	☐	Accelerated Filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS: COMMON STOCK	4,212,612 OUTSTANDING AT November 9, 2011
PAR VALUE: $.01 per share

DAXOR CORPORATION AND SUBSIDIARY

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	UNAUDITED September 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,711	$57,741
Receivable from broker	30,961,894	32,382,439
Available-for-sale securities, at fair value	52,316,506	53,876,071
Accounts receivable, net of allowance for doubtful accounts of $125,402 in 2011 and $125,402 in 2010	189,612	178,820
Inventory	313,494	363,634
Prepaid expenses and other current assets	338,333	130,560
Total Current Assets	84,149,550	86,989,265

Property and equipment, net	4,065,934	4,168,992
Other assets	37,158	37,158

Total Assets	$88,252,642	$91,195,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$971,146	$436,542
Margin loans payable	7,841,832	4,638,197
Income taxes payable	742,579	2,986,800
Mortgage payable, current portion	57,230	46,798
Put and call options, at fair value	11,777,529	4,330,069
Securities borrowed, at fair value	26,171,717	22,406,036
Deferred revenue	52,529	51,920
Deferred income taxes	2,757,226	9,003,946
Total Current Liabilities	50,371,788	43,900,308

LONG TERM LIABILITIES

Mortgage payable, less current portion	258,802	300,063

Total Liabilities	50,630,590	44,200,371

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 10,000,000 shares Issued – 5,316,530 shares Outstanding – 4,216,643 and 4,226,137 shares at September 30, 2011 and December 31, 2010, respectively	53,165	53,165
Additional paid in capital	10,680,860	10,675,228
Accumulated other comprehensive income	11,931,796	14,890,272
Retained earnings	26,651,971	32,980,341
Treasury stock, at cost, 1,099,887 and 1,090,413 shares at September 30, 2011 and December 31, 2010, respectively	(11,695,740)	(11,603,962)
Total Stockholders’ Equity	37,622,052	46,995,044
Total Liabilities and Stockholders’ Equity	$88,252,642	$91,195,415

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE THREE MONTHS ENDED

	September 30, 2011	September 30, 2010
REVENUES:

Operating Revenues – equipment sales and related services	$260,231	$368,201
Operating Revenues – cryobanking and related services	80,676	85,080

Total Revenues	340,907	453,281

Cost of Sales:

Cost of equipment sales and related services	136,166	174,014
Cost of cryobanking and related services	13,210	11,728

Total Cost of Sales	149,376	185,742

Gross Profit	191,531	267,539

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	591,043	642,143

Research and development-cryobanking and related services	46,008	52,587

Total Research and Development Expenses	637,051	694,730

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	639,894	651,639
Selling, general, and administrative- cryobanking and related services	175,658	206,035

Total Selling, General & Administrative Expenses	815,552	857,674

Total Operating Expenses	1,452,603	1,552,404

Loss from Operations	(1,261,072)	(1,284,865)

Other Income (Expenses):

Dividend income-investment portfolio	645,792	635,678
Realized gains on sale of securities and options, net	253,505	2,370,510
Mark to market adjustments on short sales of options	(6,608,910)	2,735,102
Other revenues	3,093	3,041
Interest expense	(29,769)	(20,323)
Administrative expense relating to portfolio investments	(31,444)	(35,227)

Total Other (Loss) Income	(5,767,733)	5,688,781

(Loss) Income before Income Taxes	(7,028,805)	4,403,916

Income Tax (Benefit) Expense	(2,845,136)	1,799,112
Net (Loss) Income	$(4,183,669)	$2,604,804

Comprehensive Loss:

Net Income (Loss)	$(4,183,669)	$2,604,804
Unrealized (Loss )Gain on Securities Held for Sale, Net of Deferred Income Taxes	(3,710,012)	3,829,575
Comprehensive (Loss) Income	$(7,893,681)	$6,434,379

Weighted average number of shares outstanding – basic and diluted	4,219,026	4,232,691

Net (Loss) Income per common equivalent share – basic and diluted	$(0.99)	$0.62

Dividends paid per common share	$—	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
FOR THE NINE MONTHS ENDED

	September 30, 2011	September 30, 2010
REVENUES:

Operating Revenues – equipment sales and related services	$841,158	$958,929
Operating Revenues – cryobanking and related services	235,357	258,956

Total Revenues	1,076,515	1,217,885

Cost of Sales:

Cost of equipment sales and related services	445,453	516,304
Cost of cryobanking and related services	30,104	26,626

Total Cost of Sales	475,557	542,930

Gross Profit	600,958	674,955

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	1,853,350	2,166,121

Research and development-cryobanking and related services	143,074	155,143

Total Research and Development Expenses	1,996,424	2,321,264

Selling, General & Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	2,903,796	1,950,852
Selling, general, and administrative- cryobanking and related services	481,544	534,930

Total Selling, General & Administrative Expenses	3,385,340	2,485,782

Total Operating Expenses	5,381,764	4,807,046

Loss from Operations	(4,780,806)	(4,132,091)

Other Income (Expenses):

Dividend income-investment portfolio	1,719,345	1,722,944
Realized gains on sale of securities and options, net	6,277,552	9,936,557
Mark to market adjustments on short sales of options	(12,764,473)	(2,355,785)
Other revenues	9,281	9,124
Interest expense	(141,677)	(35,506)
Administrative expense relating to portfolio investments	(101,153)	(101,244)

Total Other (Loss) Income	(5,001,125)	9,176,090

(Loss) Income before Income Taxes	(9,781,931)	5,043,999

Income Tax (Benefit) Expense	(4,087,480)	2,343,258
Net (Loss) Income	$(5,694,451)	$2,700,741

Comprehensive Loss(Income):

Net (Loss) Income	$(5,694,451)	$2,700,741
Unrealized Loss on Securities Held for Sale, Net of Deferred Income Taxes	(2,958,476)	(292,161)
Comprehensive (Loss) Income	$(8,652,927)	$2,408,580

Weighted average number of shares outstanding – basic and diluted	4,223,504	4,240,753

Net (Loss) Income per common equivalent share – basic and diluted	$(1.35)	$0.64

Dividends paid per common share	$0.15	$0.35

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
FOR THE NINE MONTHS ENDED

	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(5,694,451)	$2,700,741
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation	219,508	222,737
Non-cash compensation expense associated with employee stock compensation plans	5,839	—
Deferred income taxes	(4,652,095)	(1,282,320)
Bad debt allowance	—	20,366
Gain on sale of fixed assets	—	(52,533)
Loss on disposal of fixed assets	—	285
Realized gains on sale of securities and options, net	(6,277,552)	(9,936,557)
Non-cash dividend income	(7,028)	—
Mark to market adjustments on short sales of options	12,764,473	2,355,785

Change in operating assets and liabilities:
Increase in accounts receivable	(10,792)	(67,535)
Increase in prepaid expenses & other current assets	(207,773)	(69,364)
Decrease in inventory	50,140	72,453
Increase in accounts payable and accrued liabilities	534,604	29,700
(Decrease) Increase in income taxes payable	(2,244,221)	2,131,173
Increase in deferred revenue	609	20,260

Net cash used in operating activities	(5,518,739)	(3,854,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(118,450)	(289,703)
Proceeds from sale of fixed assets	—	65,000
Proceeds from sale of property and equipment	2,000	—
Increase in receivable due from broker	(4,957,939)	(5,176,245)
Increase in securities borrowed, at fair market value	3,765,681	4,861,094
Purchases of put and call options	(2,149,747)	(419,080)
Proceeds from sales of put and call options	8,794,637	14,344,491
Acquisition of available for sale securities	(14,276,361)	(21,818,503)
Proceeds from sale of available for sale securities	5,605,503	11,383,466

Net cash (used in) provided by investing activities	(3,334,676)	2,950,520

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	25,213,762	29,622,601
Repayment of margin loan payable	(15,631,644)	(27,137,287)
Purchase of treasury stock	(91,778)	(236,744)
Dividends paid	(633,919)	(1,482,076)
Repurchase and retirement of Common Stock	(207)	—
Repayment of mortgage payable	(30,829)	(32,250)
Net cash provided by financing activities	8,825,385	734,244

Net decrease in cash and cash equivalents	(28,030)	(170,045)

Cash and cash equivalents at beginning of period	57,741	277,088

Cash and cash equivalents at end of period	$29,711	$107,043

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:

Interest	$142,961	$37,340
Income taxes	$2,997,342	$1,556,483

See accompanying notes to unaudited condensed consolidated financial statements.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

SEC ADMINISTRATIVE PROCEEDING

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

The Company disclosed in its Form 10-Q for September 30, 2010, Form 10-K for December 31, 2010 and Form 10-Q’s for March 31, 2011 and June 30, 2011 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC claimed that Daxor is primarily an investment company and not primarily an operating company.

The Company has disclosed in previous public filings that it is dependent upon earnings from its investment portfolio to fund operations and that a single individual, Dr. Joseph Feldschuh, makes all investment decisions.

The administrative proceeding took place from March 7, 2011 through March 9, 2011 in New York City. The Company feels strongly that the extensive documentation of its history of operations presented at the administrative proceeding demonstrated that it is primarily an operating medical instrumentation and biotechnology company and not primarily an investment company.

On August 31, 2011, an Administrative Law Judge of the SEC issued his decision finding Daxor to be an Investment Company as defined by the Investment Company Act of 1940. A major factor in the decision was his opinion that we are in the business of investing and more than 40% of our assets are comprised of investment securities.

The management of the Company believes the additional disclosures that would be necessary if Daxor were to become an Investment Company would not materially affect investment policies and practices currently in place.

As disclosed in our press release of September 1, 2011, the Board of Directors and the Management of Daxor are considering different options. We may register as an Investment Company, appeal the decision or take the Company private. The management of the Company believes that if we register or take  the Company private, our operations and ongoing research efforts will not be materially affected.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Daxor Corporation for the years ended December 31, 2010 and 2009, included in Daxor Corporation’s Annual Report and Form 10-K for the fiscal year ended December 31, 2010 which was filed on March 29, 2011. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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
September 30, 2011 (Continued)
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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
(Unaudited)

Receivable from Broker

The Receivable from Brokers includes cash proceeds from the sales of securities and dividends. These proceeds are invested in dividend bearing money market accounts. The securities loaned are shares loaned to UBS to cover short positions held by other customers of the broker. UBS pays the Company interest for the loan of these securities. The restricted cash is held by the brokers to satisfy margin requirements.

The following table summarizes Receivable from Broker at September 30, 2011 and December 31, 2010:

Description	(Unaudited) September 30, 2011	December 31, 2010
Money Market Accounts	$3,737,314	$10,115,798
Securities Loaned	187,386	—
Restricted Cash	27,037,194	22,266,641
Total Receivable from Broker	$30,961,894	$32,382,439

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
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
September 30, 2011 (Continued)
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

The following table summarizes the loss per share calculations for the three months ended September 30, 2011 and September 30, 2010:

	Three months ended September 30, 2011	Three months ended September 30, 2010
Basic and diluted shares	4,219,026	4,232,691
Net (Loss) Income	$(4,183,669)	$2,604,804
Basic and diluted (loss) income per share	$(0.99)	$0.62

Certain stock options were not included in the computation of the earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totaled 52,800 and 54,800 for the three months ended September 30, 2011 and 2010, respectively.

The following table summarizes the loss per share calculations for the nine months ended September 30, 2011 and September 30, 2010:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Basic and diluted shares	4,223,504	4,240,753
Net (Loss) Income	$(5,694,451)	$2,700,741
Basic and diluted (loss) income per share	$(1.35)	$0.64

Certain stock options were not included in the computation of the earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totaled 52,800 and 54,800 for the nine months ended September 30, 2011 and 2010, respectively.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
(Unaudited)

Dividends

In 2008, Management instituted a policy of paying dividends when funds are available.

The Company paid a dividend of $0.15 per share on June 16, 2011. The Company paid a total dividend of $0.25 and $0.35 per share during the three and nine months ended September 30, 2010.

On November 8, 2011 the Company announced plans to pay a dividend of $0.10 per share on November 30, 2011 to shareholders of record on November 18, 2011.

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

Reclassifications

 Reclassifications occurred to certain prior period amounts in order to conform to current year presentation.  The reclassifications have no effect on the reported net income.

(2) AVAILABLE-FOR-SALE SECURITIES

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments as of:

Summary of Available for Sale Securities as of September 30, 2011 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$50,440,956	$32,389,878	$18,051,078	$25,019,410	$(6,968,332)
Preferred Stock	1,875,550	1,571,618	303,932	363,630	(59,698)
Total Equity Securities	$52,316,506	$33,961,496	$18,355,010	$25,383,040	$(7,028,030)

Summary of Unrealized Losses of Available for Sale Securities as of September 30, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$6,956,028	$5,203,441	$1,901,917	$1,824,589	$8,857,945	$7,028,030

Summary of Unrealized Gains on Available for Sale Securities as of September 30, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$67,700	$4,990	$43,390,861	$25,378,050	$43,458,561	$25,383,040

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
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

At September 30, 2011 and December 31, 2010, available for sale securities consisted mostly of preferred and common stocks of utility companies. At September 30, 2011 and December 31, 2010, 96.37% and 96.16% of the market value of the Company’s available for sale securities was made up of common stock, respectively.

The Company’s portfolio value is exposed to fluctuations in the general value of electric utilities. An increase of interest rates could put downward pressure on the valuation of utility stocks.

Electric utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The Company believes that it’s exposure to regulatory risk is mitigated due to the diversity of holdings consisting of 86 separate common and preferred stocks. As of September 30, 2011 there were five holdings of common stock which comprised 47.54% of the total market value of the available for sale investments. These five holdings are Entergy, Exelon, First Energy, Bank of America, and National Grid.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
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

Unrealized Losses on Available for Sale Securities

At September 30, 2011, 82.82% or $5,820,878 of the total unrealized losses of $7,028,030 was comprised of the following three securities: $3,631,118 for Bank of America, $823,789 for Citigroup Inc. and $1,365,971 for USEC.

Bank of America

At September 30, 2011, Daxor owned 560,295 shares of Bank of America with a cost basis of $12.60 per share and a market value of $6.12 per share. On October 31, 2011, the market value was $6.83 per share which is $5.77 or 46% lower than our cost basis of $12.60 per share. As of September 30, 2011, the book value of the Company was $20.80 per share which is substantially more than the current market price and the cost basis of the shares owned by Daxor.

Revenue, net of interest expense for the quarter ended September 30, 2011 increased to $28.4 billion from $26.7 billion during the quarter ended September 30, 2010.

The Company took advantage of its strong liquidity position during the quarter ended September 30, 2011 and reduced short term debt by $17 billion and long term debt by $28 billion.

On October 18, 2011, Bank of America reported net income of $6.2 billion for the quarter ended September 30, 2011 versus a net loss of $7.3 billion for the same period in 2010.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage ratio of at least 3% not to be subject to a Federal Reserve Board directive to maintain higher capital levels. At September 30, 2011, the Tier 1 Capital Ratio was 11.48%, the Total Capital Ratio was 15.86% and the leverage ratio was 7.11%. Bank of America is considered “well capitalized” under the federal regulatory agency definitions at September 30, 2011.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
(Unaudited)

            After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost as it did at March 31, 2011, management has determined that an impairment charge is not necessary at September 30, 2011 on Bank of America.

Citigroup

At September 30, 2011, Daxor owned 38,440 shares of Citigroup with a cost basis of $47.05 per share and a market value of $25.62. On October 31, 2011, the market value was $31.59 per share which is $15.46 or 33% lower than our cost basis of $47.05 per share. During the first quarter of 2009, the stock was at $10.00 per share and as of October 31, 2011, was trading at $31.59 per share. The stock price has decreased by 5% from January 1, 2010 through October 31, 2011 going from $33.10 per share to $31.59 per share. As of September 30, 2011, the book value of the Company was $60.56 which is substantially more than the current market price and the shares owned by Daxor.

Citigroup reported net income of $3.8 billion for the quarter ended September 30, 2011 versus net income of $2.1 billion for the quarter ended September 30, 2010. Revenue was $20.8 billion during the current quarter versus $20.7 billion for the same period in 2010.

Citigroup has increased headcount to 267,000 at September 30, 2011 from 260,000 at March 31, 2011. This is still less than the peak level of 375,000 from 2007. Total Operating Expenses were 8% higher during the nine months ended September 30, 2011 as compared to the same period in 2010.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At September 30, 2011, the Tier 1 Capital Ratio was 13.5%, Total Capital Ratio was 16.9% and the Leverage Ratio was 7.0%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at June 30, 2011 and all of these percentages have improved since December 31, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has mostly been trending upward since the first quarter of 2010. Citigroup has now recorded a profit for seven consecutive quarters versus a loss for the year ended December 31, 2009. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at September 30, 2011.

           After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at September 30, 2011 on Citigroup.

USEC

At September 30, 2011, Daxor owned 422,400 shares of USEC with a cost basis of $4.84 per share and a market value of $1.61 per share. On October 31, 2011 the market value of USEC was $2.10 per share which is $2.74 or 57% less than our cost basis of $4.84 per share.

 The stock price has decreased by 65% from January 1, 2011 through October 31, 2011, going from $5.99 per share to $2.10 per share. As of September 30, 2011, the Book Value of the Company was approximately $10.93 per share. This is substantially more than the current market price and the cost basis of the shares owned by Daxor.

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

USEC reported a net loss of $44.7 million for the nine months ended September 30, 2011, versus a net loss of $1.5 million for the same period in 2010. Revenue for the current nine month period was $1.209 billion which is a 12% increase from 2010. The Gross Profit Margin was 6.1% during the nine months ended September 30, 2011 versus 8.0% for the nine months ended September 30, 2010.

Electricity makes up approximately 70% of USEC’s production cost. The Company is focused on negotiations with their major power supplier and other utilities in order to obtain lower cost power with less volatility in pricing after their current contract expires in 2012.

             In their news release of November 4, 2011, the Company reaffirmed  expected revenue of approximately $1.7 billion for 2011 and a gross profit of approximately $100 million.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at September 30, 2011 on USEC.

Daxor Corporation
Summary of Unrealized Losses on Bank of America, Citigroup and USEC
As of September 30, 2011

		Less Than Twelve Months		Twelve Months or Greater		Total
Security	Total Cost	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Bank of America	$7,060,123	$3,077,105	$3,198,236	$351,900	$432,882	$3,429,005	$3,631,118
Citigroup	1,808,429	550,723	244,864	433,918	578,925	984,641	823,789
USEC	2,046,036	377,223	690,565	302,841	675,406	680,064	1,365,971
Total	$10,914,588	$4,005,051	$4,133,665	$1,088,659	$1,687,213	$5,093,710	$5,820,878

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
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

The following table summarizes the results of each segment described above for the three months ended September 30, 2011 (unaudited).

	September 30, 2011
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$260,231	$80,676	$—	$340,907

Expenses
Cost of sales	136,166	13,210	—	149,376
Research and development expenses	591,043	46,008	—	637,051
Selling, general and administrative expenses	639,894	175,658	—	815,552

Total Expenses	1,367,103	234,876	—	1,601,979

Operating loss	(1,106,872)	(154,200)	—	(1,261,072)

Investment loss, net	—	—	(5,741,057)	(5,741,057)

Other income (expense)

Interest expense, net	(5,412)	—	(24,357)	(29,769)

Other income	3,093	—	—	3,093

Total Other Expense	(2,319)	—	(24,357)	(26,676)

Loss before income taxes	(1,109,191)	(154,200)	(5,765,414)	(7,028,805)

Income tax expense (benefit)	(10,806)	470	(2,834,800)	(2,845,136)

Net Income (loss)	$(1,098,385)	$(154,670)	$(2,930,614)	$(4,183,669)

Total assets	$4,842,613	$131,629	$83,278,400	$88,252,642

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
(Unaudited)

The following table summarizes the results of each segment described above for the nine months ended September 30, 2011 (unaudited).

	September 30, 2011
	Equipment Sales & Related Services	Cryobanking & Related Services	Investment Activity	Total

Revenues	$841,158	$235,357	$—	$1,076,515

Expenses
Cost of sales	445,453	30,104	—	475,557
Research and development expenses	1,853,350	143,074	—	1,996,424
Selling, general and administrative expenses	2,903,796	481,544	—	3,385,340

Total Expenses	5,202,599	654,722	—	5,857,321

Operating loss	(4,361,441)	(419,365)	—	(4,780,806)

Investment loss, net	—	—	(4,868,729)	(4,868,729)

Other income (expense)

Interest expense, net	(28,004)	—	(113,673)	(141,677)

Other income	9,281	—	—	9,281

Total Other Expense	(18,723)	—	(113,673)	(132,396)

Loss before income taxes	(4,380,164)	(419,365)	(4,982,402)	(9,781,931)

Income tax expense (benefit)	112,176	470	(4,200,126)	(4,087,480)

Net Income (loss)	$(4,492,340)	$(419,835)	$(782,276)	$(5,694,451)

Total assets	$4,842,613	$131,629	$83,278,400	$88,252,642

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
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

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
(Unaudited)

 (4) LOANS AND MORTGAGE PAYABLE

LOANS PAYABLE

Short-term debt to brokers (margin debt) is secured by the Company’s marketable securities and totaled $7,841,832 at September 30, 2011 and $4,638,197 at December 31, 2010. The interest rate on the Company’s margin debt at September 30, 2011 ranged from 1.074% to 1.075%.

MORTGAGE PAYABLE

Daxor financed the purchase of the land and two buildings in Oak Ridge, Tennessee with a $500,000 mortgage, with the first five years fixed at 7.49%. There was a balloon payment of $301,972 for the remaining principal and interest on the mortgage due on January 2, 2012.

On July 19, 2011, the Company signed a new five year mortgage agreement for the remaining principal balance of $319,927 plus interest. As of September 30, 2011, the remaining principal balance was $316,032. The interest rate is fixed at 5.75% and the first payment was made on September 2, 2011 and the last payment is due August 2, 2016.

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

For the three months ended September 30, 2011, the Company recorded a loss from marking put and call options to market of ($7,819,900). For the three months ended September 30, 2010, the Company recorded a gain from marking put and call options to market of $3,945,415. These amounts are included in the Statements of Operations as part of mark to market of short positions.

For the nine months ended September 30, 2011, the Company recorded a loss from marking put and call options to market of ($11,555,109). For the nine months ended September 30, 2010, the Company recorded a loss from marking put and call options to market of ($1,416,884). These amounts are included in the Statements of Operations as part of mark to market of short positions.

All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

The following summarizes the Company’s Put and Call Options as of September 30, 2011 (unaudited) and December 31, 2010:

Put and Call Options	Selling Price	Fair Market Value	Unrealized (Loss) Gain
September 30, 2011	$5,753,963	$11,777,529	$(6,023,566)
December 31, 2010	$9,896,627	$4,330,069	$5,566,558

(6) SECURITIES BORROWED AT FAIR VALUE

The Company maintains short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed at fair market value” in the accompanying balance sheets. The respective market values of these positions were $26,171,717 and $22,406,036 as of September 30, 2011 and December 31, 2010.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
(Unaudited)

(7) STOCK OPTIONS

On May 11, 2011, the Company issued five-year options to various employees to purchase up to 9,000 shares of the Company’s common stock at an exercise price of $11.91 per share.  The options will be fully vested in May 2012 and expire in May 2016

Total share-based compensation expense recognized in the Statement of Operations aggregated $3,893 for the three months ended September 30, 2011 and $0 for the same period in 2010.  The total share-based compensation expense for the nine months ended September 30, 2011 was $5,839 versus $0 for the same period in 2010.

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

(8) INCOME TAXES

The Company accrues income taxes in interim periods based upon its estimated annual effective tax rate.

The current income tax (benefit) expense for the three months ended September 30, 2011 and 2010 (unaudited) is comprised of the following:

	September 30,	September 30,
	2011	2010
Regular tax and Alternative Minimum Tax (AMT)	$(486,127)	$707,389
Personal Holding Company Tax (PHC)	(60,000)	80,943
State Franchise Taxes	(12,240)	75,403
Total Current Income Tax (Benefit) Provision	(558,367)	863,735
Deferred Income Taxes	(2,286,769)	935,377
Total Income Tax (Benefit) Expense	$(2,845,136)	$1,799,112

  The current income tax (benefit) expense for the nine months ended September 30, 2011 and 2010 (unaudited) is comprised of the following:

	September 30,	September 30,
	2011	2010
Regular tax and Alternative Minimum Tax (AMT)	$375,003	$2,643,679
Personal Holding Company Tax (PHC)	80,000	870,496
State Franchise Taxes	109,612	111,403
Total Current Income Tax Provision	564,615	3,625,578
Deferred Income Taxes	(4,652,095)	(1,282,320)
Total Income Tax (Benefit) Expense	$(4,087,480)	$2,343,258

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
(Unaudited)

The deferred income tax liability is computed at the federal statutory rate of 35% and comprised of the following:

	(unaudited) September 30, 2011	December 31, 2010

Deferred Tax Liabilities:

Fair value adjustment for available-for-sale securities	$6,424,254	$8,017,839
Mark to market short positions	(3,761,831)	856,641
Property and equipment	94,803	168,941
Other	—	(39,475)

	$2,757,226	$9,003,946

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

(9) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At September 30, 2011 stocks representing 97.83% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in four different brokerage accounts, three at UBS and one at TD Ameritrade. UBS and TD Ameritrade provide supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

Both of these brokerage houses are well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, at September 30, 2011, the fair market value of securities in excess of the SIPC insured limit is $1,882,656 and the cash on deposit in excess of the insured limit is $2,355,040.

DAXOR CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Continued)
(Unaudited)

For the three months ended September 30, 2011, the sales of Blood Volume Kits accounted for 64.92% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 66.82% of the Company’s sales of Blood Volume Kits.

For the three months ended September 30, 2010, the sales of Blood Volume Kits accounted for 62.23% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 61.52% of the Company’s sales of Blood Volume Kits.

For the nine months ended September 30, 2011, the sales of Blood Volume Kits accounted for 67.43% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 62.19% of the Company’s sales of Blood Volume Kits.

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

In response to Medicare’s change in its reimbursement policy for diagnostic radiopharmaceuticals, Daxor has lobbied CMS both individually and as a member of the Society of Nuclear Medicine’s APC Task Force, which is a select group of representatives from industry and healthcare that represents the more than 16,000 nuclear medicine professionals in the United States. One of the missions of the APC Task Force is to work directly with the CMS in an attempt to amend the current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. There is no guarantee that the APC task force will be successful in their efforts to persuade the CMS to amend their policy of limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. This change in Medicare’s reimbursement policy was still in effect at September 30, 2011.

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
September 30, 2011 (Continued)
(Unaudited)

(10) RELATED PARTY TRANSACTIONS

The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis.

 The amount of rental income received from the President of the Company for the three months ended September 30, 2011 and September 30, 2010 was $3,093 and $3,041.

The amount of rental income received from the President of the Company for the nine months ended September 30, 2011 and September 30, 2010 was $9,281 and $9,124.

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
September 30, 2011 (Continued)
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

SEC ADMINISTRATIVE PROCEEDING

On August 31, 2011, an Administrative Law Judge of the SEC issued his decision finding Daxor to be an Investment Company as defined by the Investment Company Act of 1940. A major factor in the decision was his opinion that we are in the business of investing and more than 40% of our assets are comprised of investment securities.

The management of the Company believes the additional disclosures that would be necessary if Daxor were to become an Investment Company would not materially affect investment policies and practices currently in place.

As disclosed in our press release of September 1, 2011, the Board of Directors and the Management of Daxor are considering different options. We may register as an Investment Company, appeal the decision or take the Company private. The management of the Company believes that if we register or take the Company private, our operations and ongoing research efforts will not be materially affected.

See Part II, Item 1 Legal Proceedings for a full discussion of the SEC Administrative Proceeding.

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

                In addition, Daxor is currently supporting a study which will determine whether use of blood volume measurement to help guide fluid removal by ultrafiltration (UF) in patients hospitalized with decompensated Heart Failure (HF) leads to improved outcomes. The 50 patients who enroll in this interventional study will undergo 4 blood volume measurements: (1) immediately before UF, (2) 30 minutes after UF is complete, (3) at 30-day follow-up and (4) at 90-day follow-up. Patients will be randomized into two groups: in the experimental group, the physician will be given the BVA-100 results, which – in conjunction with continuous hematocrit monitoring – will guide fluid removal during UF. In the control group, the physician will not be given the BVA-100 results. In this case, fluid removal will be based upon physicians’ clinical assessment. Some of the outcomes that will be compared between the two groups include survival, rehospitalization, the incidence of decreased kidney function, and the need for long-term hemodialysis. This study is currently in progress, and 25 patients have enrolled to date. The Principal Investigator for this study is Dr. Mitchell Saltzberg, the Medical Director of the Heart Failure program at the Christiana Care Health System.

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

     Daxor also supported a second study of blood volume analysis in critically injured trauma patients. This study, which assessed blood volume changes over a three-day period, was led by Dr. Marty Schreiber, Chief of Trauma at the Oregon Health and Science University. They found that the peripheral hematocrit – which is traditionally used as a marker for blood loss – does not provide an adequate estimate of red blood cell volume in critically ill patients who have been fluid resuscitated. Although the peripheral hematocrit was relatively accurate in patients with normal or contracted blood volumes, based on comparison to the results of direct blood volume measurement, it was quite inaccurate in patients with expanded blood volumes. In fact, the peripheral hematocrit led to overdiagnosis of anemia in 46.7% of critically ill patients with expanded blood volumes. These findings were published in the March 2011 issue of The Journal of Trauma .

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

RESULTS OF OPERATIONS

Three months ended September 30, 2011 as compared with three months ended September 30, 2010:

Operating Revenues and Expenses

For the three months ended September 30, 2011, consolidated operating revenues decreased to $340,907 from $453,281for the same period in 2010, a decrease of $112,374 or 24.8%. The main reasons for this decrease are:

●	No sales of Blood Volume Analyzers during the current quarter versus one machine sold in the same period in 2010 for a total of $65,000.

●
The Company sold 701 Volumex Kits during the current quarter versus 791 for the same period in 2010 for a decrease of 90 kits or 11.3%. The revenue from Blood Volume Kit Sales decreased to $221,314 in the current quarter from $257,783 for the same period in 2010 for a decrease of $36,469 or 14.1%. The reason for the difference between the percentage increases in kits sold and revenue from kit sales was a small increase in kit sale prices which was not effective until September 30, 2010.

There were 60 Blood Volume Analyzers placed at September 30, 2011 versus 56 at September 30, 2010. For the three months ended September 30, 2011, the Company provided 47 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 51 during the same period in 2010.

The following tables provide gross margin information on Equipment Sales & Related Services for the three months ended September 30, 2011 and September 30, 2010:

Equipment Sales and Related Services:	Kit Sales Three Months Ended September 30, 2011	Equipment Sales and Other Three Months Ended September 30, 2011	Total Three Months Ended September 30, 2011
Revenue	$221,314	$38,917	$260,231
Cost of Goods Sold	99,821	36,345	136,166
Gross Profit	$121,493	$2,572	$124,065
Gross Profit Percentage	54.9%	6.6%	47.7%

Equipment Sales and Related Services:	Kit Sales Three Months Ended September 30, 2010	Equipment Sales and Other Three Months Ended September 30, 2010	Total Three Months Ended September 30, 2010
Revenue	$257,783	$110,418	$368,201
Cost of Goods Sold	119,468	54,546	174,014
Gross Profit	$138,315	$55,872	$194,187
Gross Profit Percentage	53.7%	50.6%	52.7%

The major reason for the increase in Gross Profit Percentage on Kit Sales during the current quarter was an increase in the price of kits which was effective September 1, 2010.

The additional revenue for Equipment Sales and Other during the current quarter consists almost entirely of shipping charges and service contract revenue.

Even though the Company did not sell any Blood Volume Analyzers during the current quarter, it still incurred production related expenses for the BVA-100.

S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $1,230,937 for the three months ended September 30, 2011 versus $1,293,782 for the same period in 2010, for a decrease of $62,845 or 4.9%. The three major reasons for this decrease were reductions of $33,412 in professional fees, $12,910 in laboratory supplies and $35,260 in payroll and related expenses. There were $22,830 of Legal Expenses incurred during the three months ended September 30, 2011 for the SEC Administrative Proceeding. At this time, management is unable to estimate the amount of any additional future costs that may be incurred by the Company for the SEC proceeding.

            Research & Development expenses for Equipment Sales and Related Services were $591,043 for the three months ended September 30, 2011 versus $642,143 for the same period in 2010 for a decrease of $51,100 or 8.0%.

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

Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $80,676 for the three months ended September 30, 2011 from $85,080 for the same period in 2010 for a reduction of $4,404 or 5.2% The major reason for this decrease is a reduction in $5,609 of revenues from Semen storage, analysis and processing.

S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $221,666 for the three months ended September 30, 2011 versus $258,622 for the same period in 2010, for a decrease of $39,956 or 14.3%. The main reason for this was an addition of $21,129 to the reserve for bad debts during the quarter ended September 30, 2010 versus none in the current quarter.

Consolidated Operating Expenses

The total consolidated operating expenses for the third quarter of 2011 were $1,452,603 versus $1,552,404 in 2010 for a decrease of $99,801 or 6.4%. The major reason for this decrease was reductions of $33,412 in professional fees, $12,910 in laboratory supplies and $37,652 in payroll and related expenses.

RESULTS OF OPERATIONS

Nine months ended September 30, 2011 as compared with nine months ended September 30, 2010:

For the nine months ended September 30, 2011, consolidated operating revenues decreased to $1,076,515 from $1,217,885 for the same period in 2010, a decrease of $141,370 or 11.6%. The main reasons for this decrease are:

●	No sales of Blood Volume Analyzers during the current nine month period versus one machine sold in the same period in 2010 for a total of $65,000.

●
The Company sold 2,272 Volumex Kits during the current nine month period versus 2,399 for the same period in 2010 for a decrease of 127 kits or 5.3%. The revenue from Blood Volume Kit Sales decreased to $725,907 in the current quarter from $770,695 for the same period in 2010 for a decrease of $44,788 or 5.8%. The reason for the difference between the percentage increases in kits sold and revenue from kit sales was a small increase in kit sale prices which was not effective until September 30, 2010.

There were 60 Blood Volume Analyzers placed at September 30, 2011 versus 56 at September 30, 2010. For the nine months ended September 30, 2011, the Company provided 50 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 69 during the same period in 2010.

The following tables provide gross margin information on Equipment Sales & Related Services for the nine months ended September 30, 2011 and September 30, 2010:

Equipment Sales and Related Services:	Kit Sales Nine Months Ended September 30, 2011	Equipment Sales and Other Nine Months Ended September 30, 2011	Total Nine Months Ended September 30, 2011
Revenue	$725,907	$115,251	$841,158
Cost of Goods Sold	324,308	121,145	445,453
Gross Profit (loss)	$401,599	$(5,894)	$395,705
Gross Profit (loss) Percentage	55.3%	(5.1)%	47.0%

Equipment Sales and Related Services:	Kit Sales Nine Months Ended September 30, 2010	Equipment Sales and Other Nine Months Ended September 30, 2010	Total Nine Months Ended September 30, 2010
Revenue	$770,695	$188,234	$958,929
Cost of Goods Sold	365,955	150,349	516,304
Gross Profit	$404,740	$37,885	$442,625
Gross Profit Percentage	52.6%	20.1%	46.1%

The major reason for the increase in Gross Profit Percentage on Kit Sales during the current nine month period was an increase in the price of kits which was effective September 1, 2010.

The additional revenue for Equipment Sales and Other during the current nine month period consists almost entirely of shipping charges and service contract revenue.

Even though the Company did not sell any Blood Volume Analyzers during the nine months ended September 30, 2011, it still incurred production related expenses for the BVA-100.

S,G&A (selling, general and administrative) and R&D (Research and Development) costs for Equipment Sales and Related Services were $4,757,146 for the nine months ended September 30, 2011 versus $4,116,973 for the same period in 2010, for an increase of $640,173 or 15.6%.

The major reason for this increase was an additional $846,977 of professional fees in the current period. There were $1,036,930 of Legal Expenses incurred during the nine months ended September 30, 2011 for the SEC Administrative Proceeding. At this time, management is unable to estimate the amount of any additional future costs that may be incurred by the Company for the SEC proceeding.

The increased professional fees during the nine months ended September 30, 2011 were partially offset by reductions in payroll and related expenses of $147,984 and laboratory supplies of $61,004.

Research & Development expenses for Equipment Sales and Related Services were $1,853,350 for the nine months ended September 30, 2011 versus $2,166,121 for the same period in 2010 for a decrease of $312,771 or 14.4%. The major reasons for this decrease were a reduction in salary expense of $224,698 for Research and Development and $70,000 of software charges related to the development of WIN BVA 6.0 that was incurred during the first nine months of 2010 which did not reoccur in 2011

Operating revenues for the Cryobanking segment, which includes both blood banking and semen banking, decreased to $235,357 for the nine months ended September 30, 2011 from $258,956 for the same period in 2010 for a reduction of $23,599 or 9.1% .The major reason for this decrease is a reduction in $29,192 of revenues from Semen storage, analysis and processing.

S,G&A (selling, general and administrative) and R&D (Research and Development) costs for the Cryobanking and related services segment were $624,618 for the nine months ended September  30, 2011 versus $690,073 for the same period in 2010, for a decrease of $65,455 or 9.5%. A major reason for this is a decrease in salaries allocated from the Equipment Sales and Related Services Division of $28,921. This allocation has no effect on the consolidated operating results.

Consolidated Operating Expenses

The total consolidated operating expenses for the nine months ended September 30, 2011 were $5,381,764 versus $4,807,046 in 2010 for an increase of $574,718 or 12.0%. The major reason for this increase was an additional $846,977 of professional fees. There were $1,036,930 of Legal Expenses incurred during the nine months ended September 30, 2011 for the SEC Administrative Proceeding.

INVESTING SEGMENT

Unrealized Losses on Available for Sale Securities

At September 30, 2011, 82.82% or $5,820,878 of the total unrealized losses of $7,028,030 was comprised of the following three securities: $3,631,118 for Bank of America, $823,789 for Citigroup Inc. and $1,365,971 for USEC.

Bank of America

At September 30, 2011, Daxor owned 560,295 shares of Bank of America with a cost basis of $12.60 per share and a market value of $6.12 per share. On October 31, 2011, the market value was $6.83 per share which is $5.77 or 46% lower than our cost basis of $12.60 per share. As of September 30, 2011, the book value of the Company was $20.80 per share which is substantially more than the current market price and the cost basis of the shares owned by Daxor.

Revenue, net of interest expense for the quarter ended September 30, 2011 increased to $28.4 billion from $26.7 billion during the quarter ended September 30, 2010.

The Company took advantage of its strong liquidity position during the quarter ended September 30, 2011 and reduced short term debt by $17 billion and long term debt by $28 billion.

On October 18, 2011, Bank of America reported net income of $6.2 billion for the quarter ended September 30, 2011 versus a net loss of $7.3 billion for the same period in 2010.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage ratio of at least 3% not to be subject to a Federal Reserve Board directive to maintain higher capital levels. At September 30, 2011, the Tier 1 Capital Ratio was 11.48%, the Total Capital Ratio was 15.86% and the leverage ratio was 7.11%. Bank of America is considered “well capitalized” under the federal regulatory agency definitions at September 30, 2011.

            After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost as it did at March 31, 2011, management has determined that an impairment charge is not necessary at September 30, 2011 on Bank of America.

Citigroup

At September 30, 2011, Daxor owned 38,440 shares of Citigroup with a cost basis of $47.05 per share and a market value of $25.62. On October 31, 2011, the market value was $31.59 per share which is $15.46 or 33% lower than our cost basis of $47.05 per share. During the first quarter of 2009, the stock was at $10.00 per share and as of October 31, 2011, was trading at $31.59 per share. The stock price has decreased by 5% from January 1, 2010 through October 31, 2011 going from $33.10 per share to $31.59 per share. As of September 30, 2011, the  book value of the Company was $60.56 which is substantially more than the current market price and the shares owned by Daxor.

Citigroup reported net income of $3.8 billion for the quarter ended September 30, 2011 versus net income of $2.1 billion for the quarter ended September 30, 2010. Revenue was $20.8 billion during the current quarter versus $20.7 billion for the same period in 2010.

Citigroup has increased headcount to 267,000 at September 30, 2011 from 260,000 at March 31, 2011. This is still less than the peak level of 375,000 from 2007. Total Operating Expenses were 8% higher during the nine months ended September 30, 2011 as compared to the same period in 2010.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At September 30, 2011, the Tier 1 Capital Ratio was 13.5%, Total Capital Ratio was 16.9% and the Leverage Ratio was 7.0%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at June 30, 2011 and all of these percentages have improved since December 31, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has mostly been trending upward since the first quarter of 2010. Citigroup has now recorded a profit for seven consecutive quarters versus a loss for the year ended December 31, 2009. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at September 30, 2011.

           After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at September 30, 2011 on Citigroup.

USEC

At September 30, 2011, Daxor owned 422,400 shares of USEC with a cost basis of $4.84 per share and a market value of $1.61 per share. On October 31, 2011 the market value of USEC was $2.10 per share which is $2.74 or 57% less than our cost basis of $4.84 per share.

 The stock price has decreased by 65% from January 1, 2011 through October 31, 2011, going from $5.99 per share to $2.10 per share. As of September 30, 2011, the Book Value of the Company was approximately $10.93 per share. This is substantially more than the current market price and the cost basis of the shares owned by Daxor.

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

USEC reported a net loss of $44.7 million for the nine months ended September 30, 2011, versus a net loss of $1.5 million for the same period in 2010. Revenue for the current nine month period was $1.209 billion which is a 12% increase from 2010. The Gross Profit Margin was 6.1% during the nine months ended September 30, 2011 versus 8.0% for the nine months ended September 30, 2010.

Electricity makes up approximately 70% of USEC’s production cost. The Company is focused on negotiations with their major power supplier and other utilities in order to obtain lower cost power with less volatility in pricing after their current contract expires in 2012.

             In their news release of November 4, 2011, the Company reaffirmed  expected revenue of approximately $1.7 billion for 2011 and a gross profit of approximately $100 million.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at September 30, 2011 on USEC.

Daxor Corporation
Summary of Unrealized Losses on Bank of America, Citigroup and USEC
As of September 30, 2011

		Less Than Twelve Months		Twelve Months or Greater		Total
Security	Total Cost	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Bank of America	$7,060,123	$3,077,105	$3,198,236	$351,900	$432,882	$3,429,005	$3,631,118
Citigroup	1,808,429	550,723	244,864	433,918	578,925	984,641	823,789
USEC	2,046,036	377,223	690,565	302,841	675,406	680,064	1,365,971
Total	$10,914,588	$4,005,051	$4,133,665	$1,088,659	$1,687,213	$5,093,710	$5,820,878

Investment Gains (Losses)

Gains on the sale of investments were $253,505 for the three months ended September 30, 2011 versus $2,370,510 for the same period in 2010 for a decrease of $2,117,005. For the three months ended September 30, 2011, the Company recorded a loss from marking put and call options and short positions of stock to market of ($6,808,910) versus a gain of $2,735,102 for the same period in 2010. Interest expense was $29,769 for the three months ended September 30, 2011 versus $20,323 for the three months ended September 30, 2010.  Administrative expenses relating to portfolio investments were $31,444 for the three months ended September 30, 2011 versus $35,227 for the same period in 2010.

Gains on the sale of investments were $6,277,552 for the nine months ended September 30, 2011 versus $9,936,557 for the same period in 2010 for a decrease of $3,659,005. For the nine months ended September 30, 2011, the Company recorded a loss from marking put and call options and short positions of stock to market of ($12,764,473) versus a loss of ($2,355,785) for the same period in 2010. Interest expense, net of interest income was $141,677 for the nine months ended September 30, 2011 versus $35,506 for the nine months ended September 30, 2010. The major reason for this increase was interest charges on certain short equity positions of $69,919 during the nine months ended September 30, 2011 versus $10,067 for the same period in 2010.  Administrative expenses relating to portfolio investments were $101,153 for the nine months ended September 30, 2011 versus $101,244 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

As of September 30, 2011, cash and cash equivalents totaled $29,711 versus $57,741 at December 31, 2010. Cash used in operating activities was $5,518,739 for the nine month period ended September 30, 2011. The decrease was primarily due to funding the loss from operations of $4,780,806 for the current nine month period and a decrease of $2,244,221 in income taxes payable.

Cash used in investing activities was $3,334,676 for the nine months ended September 30, 2011. A major reason for this is the acquisition of available for sale securities of $14,276,361 which was offset by proceeds from the sale of available for sale securities of $5,605,503 and sales of put and call options of $8,794,637.

A total of $8,825,385 of cash was provided during the current nine month period from financing activities. This was mainly due to proceeds received from margin loans of $25,213,762 which were offset by repayment of margin loans of $15,631,644.

The Company’s investment portfolio has been a critical source of supplemental income to partially offset the continuing losses from operations. Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two. The Company’s portfolio has maintained a net value above historical cost for each of the past 107 consecutive quarters.

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

Our critical accounting policies, are described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies as of and for the three and nine month period ended September 30, 2011.

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

At September 30, 2011 and December 31, 2010, available for sale securities consisted mostly of preferred and common stocks of utility companies. At September 30, 2011 and December 31, 2010, 96.37% and 96.16% of the market value of the Company’s available for sale securities was made up of common stock, respectively. As of September 30, 2011 there were five holdings of common stock which comprised 47.54% of the total market value of the available for sale investments. These five holdings are Entergy, Exelon, First Energy, Bank of America, and National Grid.

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

Summary of Available for Sale Securities as of September 30, 2011 (Unaudited)

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$50,440,956	$32,389,878	$18,051,078	$25,019,410	$(6,968,332)
Preferred Stock	1,875,550	1,571,618	303,932	363,630	(59,698)
Total Equity Securities	$52,316,506	$33,961,496	$18,355,010	$25,383,040	$(7,028,030)

Summary of Unrealized Losses of Available for Sale Securities as of September 30, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$6,956,028	$5,203,441	$1,901,917	$1,824,589	$8,857,945	$7,028,030

Summary of Unrealized Gains on Available for Sale Securities as of September 30, 2011 (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$67,700	$4,990	$43,390,861	$25,378,050	$43,458,561	$25,383,040

Summary of Proceeds Received and Market Valuation as of September 30, 2011 (Unaudited)
Put and Call Options

Total Proceeds Received on open positions at 01/01/11	Sale of Options from 01/01/11-09/30/11	Expirations and Assignments of Options from 01/01/11-09/30/11	Proceeds Received on open positions at 09/30/11	Market Value at 09/30/11	Unrealized Loss at 09/30/11
$9,896,627	$8,794,637	$12,937,301	$5,753,963	$11,777,529	$(6,023,566)

 Summary of Available for Sale Securities as of December 31, 2010

Type of Security	Market Value	Cost of Securities	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
Common Stock	$51,808,717	$29,341,744	$22,466,973	$23,044,040	$(577,067)
Preferred Stock	2,067,354	1,626,215	441,139	454,032	(12,893)
Total Equity Securities	$53,876,071	$30,967,959	$22,908,112	$23,498,072	$(589,960)

Summary of Proceeds Received and Market Valuation at 12/31/10
Put and Call Options

Total Proceeds Received on open positions at 01/01/10	Sale of Options from 01/01/10-12/31/10	Expirations and Assignments of Options from 01/01/10-12/31/10	Proceeds Received on open positions at 12/31/10	Market Value at 12/31/10	Unrealized Appreciation at 12/31/10
$9,605,476	$18,623,868	$18,332,717	$9,896,627	$4,330,069	$5,566,558

 Daxor Corporation
Summary of Unrealized Losses on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$8,263,313	$74,480	$2,216,443	$515,480	$10,479,756	$589,960

Daxor Corporation
Summary of Unrealized Gains on Available for Sale Securities
As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$2,423,702	$384,011	$40,972,613	$23,114,061	$43,396,315	$23,498,072

Item 4. Controls and Procedures

As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended September 30, 2011 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. During the quarter ended September 30, 2011, there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

The Company disclosed in its Form 10-Q for September 30, 2010, Form 10-K for December 31, 2010 and Form 10-Q’s for March 31, 2011 and June 30, 2011 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC claimed that Daxor is primarily an investment company and not primarily an operating company.

The Company has disclosed in previous public filings that it is dependent upon earnings from its investment portfolio to fund operations and that a single individual, Dr. Joseph Feldschuh, makes all investment decisions.

The administrative proceeding took place from March 7, 2011 through March 9, 2011 in New York City. The Company feels strongly that the extensive documentation of its history of operations presented at the administrative proceeding demonstrated that it is primarily an operating medical instrumentation and biotechnology company and not primarily an investment company

On August 31, 2011, an Administrative Law Judge of the SEC issued his decision finding Daxor to be an Investment Company as defined by the Investment Company Act of 1940. A major factor in the decision was his opinion that we are in the business of investing and more than 40% of our assets are comprised of investment securities.

The management of the Company believes the additional disclosures that would be necessary if Daxor were to become an Regulated Investment Company would not materially affect investment policies and practices currently in place.

As disclosed in our press release of September 1, 2011, the Board of Directors and the Management of Daxor are considering different options. We may register as an Investment Company, appeal the decision or take the Company private. The management of the Company believes that if we register or take the Company private, our operations and ongoing research efforts will not be materially affected.

Item 1A.  Risk Factors

On September 17, 2010, the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940.The New York City staff of the Enforcement Division of the SEC are claiming that Daxor is an investment company. The Company has disclosed in previous filings that it is dependent upon earnings from its investment portfolio to fund operations.

This proceeding and related decision rendered on August 31, 2011 is discussed in greater detail in Note (9) Certain Concentrations and Contingencies and Part II  Item 1, Legal Proceedings of this Form 10-Q.

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

DATE: November 9, 2011	By:	/s/ JOSEPH FELDSCHUH, M.D.
JOSEPH FELDSCHUH, M.D.,
President
Chief Executive Officer
Chairman of the Board of Directors
Principal Executive Officer