Form 10-K
period 2011-12-31
DAXOR CORP
filed 2012-03-28
CIK 27367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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

  ☐ Yes   ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter was $10,055,445. As of March 22, 2012 there were 4,196,182 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s proxy statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

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

Our principal executive offices are located at 350 Fifth Avenue, Suite 7120, New York, NY 10118. The “Investor Relations” section of our website provides free copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and any current reports on Form 8-K, Forms 3, 4 and 5.

For the past 16 years, the Company’s major focus has been the creation and development of the BVA-100 ® Blood Volume Analyzer, an instrument that rapidly and accurately measures human blood volume. This instrument is used in conjunction with Volumex ® , a single-use radiopharmaceutical diagnostic injection and collection kit. The Company also offers cryobanking services for blood storage through Scientific Medical Systems and for semen storage through Idant, a subsidiary of Scientific Medical Systems. The Company also owns the Daxor Oak Ridge Operations (DORO) facility in Oak Ridge, TN, which manufactures, tests, and develops next-generation models of the BVA-100 ® .

The Registrant maintains an internet website at www.daxor.com for Daxor Corporation and a website for the Scientific Medical Systems subsidiary at www.Idant.com .. None of the information contained on these websites is incorporated by reference into this Form 10-K or into any other document filed by the Registrant with the Securities and Exchange Commission. The websites for Daxor and Scientific Medical Systems describe the operations of each company.

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

The Company disclosed in its Form 10-Q for September 30, 2010, Form 10-K for December 31, 2010 and Form 10-Q’s for March 31, 2011, June 30, 2011 and September 30, 2011 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC claimed that Daxor is primarily an investment company and not primarily an operating company.

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

On October 26, 2011, the Company filed a petition for review of the decision and requested that it be withdrawn on November 22, 2011. On February 10, 2012, the SEC notified the Company that the request to withdraw the petition for review and notice of finality had been approved.

The Company plans to file a Form N-8A (Notification of Registration Filed Pursuant to Section 8(a) of the Investment Company Act of 1940) shortly after our Form 10-K for the year ended December 31, 2011 is filed. We have 90 days from when the N-8A is filed to file our Form N-2 which is the Registration Statement. The Company plans to file the N-2 as soon as possible after the N-8A is filed and to begin reporting as an Investment Company effective January 1, 2012.

The management of the Company believes the additional disclosures that will be necessary when Daxor reports as an Investment Company will not materially affect investment policies and practices currently in place.

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

An alternative method used for blood volume measurement involves taking a sample of the patient’s blood and incubating it with the raioisotope chromium-51 (Cr-51). After a series of complex steps performed by a laboratory technician, the patient’s chromated red blood cells are then re-transfused into the patient. This test is sometimes used by Nuclear Medicine departments to evaluate the red cell volume in polycythemia vera patients, a condition in which patients have too many red cells present, which can predispose them to thrombosis and other coplications. Daxor’s BVA-100 Blood Volume Analyzer system uses a Volumex° kit which contains an injectable iodine-131 (I-131)-albumin tracer, which greatly simplifies this process, and eliminates the need to re-transfuse patient blood. Historically, it was thought that the chomated red blood cell method was a more accurate method to determine a patient’s red blood cell volume. However, a publication in the American Journal of Medical Sciences [Am J Med Sci 2007;334(1):37-40] compared the Cr-51 method to Daxor’s semi-automated method and reported that the two techniques produced equivalent results, with Daxor’s Blood Volume Analyzer BVA-100 providing significant time savings and ease-of-use benefits.

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

The Company obtained marketing clearance from the FDA for the BVA-100 Blood Volume Analyzer in 1997 and for its Volumex® single use injection kit in 1998. The Company manufactures its own injection kit components and specialized collection kit, and injection kit filling is performed by an FDA-licensed radiopharmaceutical manufacturer. The Company can provide customized collection kits for customers with special needs.   The Company has received United States, European Common Market, and Japanese patents for its Blood Volume Analyzer. In January 2007, the Company purchased two 10,000 square foot buildings in Oak Ridge, Tennessee to expand its research, development, and manufacturing capabilities

MARKET OPPORTUNITY

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

Scientific Studies Utilizing the BVA-100

Daxor has worked extensively with facilities that use the BVA-100 Blood Volume Analyzer to promote blood volume research studies, and to provide equipment, training, ongoing consultation, and assistance with interpretation and publication of results. For many research projects, Daxor has provided Volumex® kits as well as direct financial support. This support has resulted in publication of nineteen original research and seven review articles on blood volume analysis since 2002. One of these articles was cited in the American College of Cardiology/American Heart Association Treatment Guidelines for Heart Failure to support the recommendation that heart failure patients’ volume status be assessed at each visit. Presentations from a symposium held at Vanderbilt University were published in the American Journal of Medical Sciences in June 2007 and featured the results of significant research involving current and potential clinical applications of blood volume measurement. Several clinical studies have recently been completed, which investigated the clinical application of blood volume measurement in critical care, and in monitoring blood loss throughout surgery. Other clinical studies are ongoing, including: (1) a multicenter study to assess whether blood volume testing lead to improved outcomes in heart failure patients, (2) use of blood volume analysis to guide ultra filtration in heart failure patients, (3) an exploratory study to assess whether obesity is associated with hemodilution of serum cancer markers and (4) a prospective study looking at blood loss during complete knee replacement surgery done under tourniquet. Results from these studies have led to 22 presentations at major medical conferences in the past six years. In addition, several studies are in the early approval phase to investigate the clinical application of blood volume measurement in hemodialysis, hypertension, subarachnoid hemorrhage and hyponatremia. Daxor is also planning to support a multicenter study of blood volume measurement in critical care, to expand upon its previous research findings of a significant mortality improvement when blood volume is used to guide resuscitation in critical care patients.

Since 2002, the following nineteen original research articles have been published, which report research findings obtained using the BVA-100:

1.	Shevde K, Pagala M, Tyagaraj C et al. Preoperative Blood Volume Deficit Influences Blood Transfusion Requirements in Females and Males Undergoing Coronary Bypass Graft Surgery. J Clin Anesth . 2002; 14:512-517.
2.	Alrawi SJ, Miranda LS, Cunningham JN et al. Correlation of Blood Volume Values and Pulmonary Artery Catheter Measurements. Saudi Med J . 2002; 23:1367-1372.
3.	Androne AS, Katz SD, Lund L et al. Hemodilution is Common in Patients with Advanced Heart Failure. Circulation . 2003; 107:226-229.
4.	James KB, Stelmach K, Armstrong R et al. Plasma Volume and Outcome in Pulmonary Hypertension. Tex Heart Inst J . 2003; 30:305-307.
5.	Mancini DM, Katz SD, Lang CC et al. Effect of Erythropoietin on Exercise Capacity in Patients with Moderate to Severe Chronic Heart Failure. Circulation . 2003; 107:294-299.
6.	Androne AS, Hryniewicz K, Hudaihed A et al. Relation of Unrecognized Hypervolemia in Chronic Heart Failure to Clinical Status, Hemodynamics, and Patient Outcomes. Am J Cardiol . 2004; 93:1254-1259.
7.	James KB, Troughton RW, Feldschuh J et al. Blood Volume and Brain Natriuretic Peptide in Congestive Heart Failure: A Pilot Study. Am Heart J , 2005; 150:984.e1-984.e6.
8.	Jacob G, Raj S, Ketch T et al. Postural Pseudoanemia: Posture-Dependent Change in Hematocrit. Mayo Clin Proc . 2005; 80:611-614.
9.	Raj SR, Biaggioni I, Yamhure PC et al. Renin-Aldosterone Paradox and Perturbed Blood Volume Regulation Underlying Postural Tachycardia Syndrome. Circulation . 2005; 111:1574-1582.
10.	Gamboa A, Gamboa JL, Holmes C et al. Plasma catecholamines and blood volume in native Andeans during hypoxia and normoxia. Clin Auton Res . 2006 Feb;16(1):40-5.
11.	Dworkin HJ, Premo M, Dees S. Comparison of Red Cell and Whole Blood Volume as Performed Using Both Chromium-51 Tagged Red Cells and Iodine-125 Tagged Albumin and Using I-131 Tagged Albumin and Extrapolated Red Cell Volume. Am J Med Sci , 2007; 334:37-40.
12.	Fouad-Tarazi F, Calcatti J, Christian R et al. Blood Volume Measurement as a Tool in Diagnosing Syncope. Am J Med Sci . 2007; 334:53-56.
13.	Abramov D, Cohen RS, Katz SD et al. Comparison of Blood Volume Characteristics in Anemic Patients with Low Versus Preserved Left Ventricular Ejection Fractions. Am J Cardiol . 2008; 102:1069-1072.
14.	Yamauchi H, Buik-Aghai EN, Yu M et al. Circulating Blood Volume Measurements Correlate Poorly with Pulmonary Artery Catheter Measurements. Hawai’I Medical Journal . 2008; 67:8-11.
15.	Takanishi DM, Yu M, Lurie F et al. Peripheral Blood Hematocrit in Critically Ill Surgical Patients: An Imprecise Surrogate of True Red Blood Cell Volume. Anesth Analg . 2008; 106:1808-1812.
16.	Mayuga KA ,Butters KB , Fouad-Tarazi F. Early versus late postural tachycardia: a re-evaluation of a syndrome. Clin Auton Res. 2008;18:155-7.
17.	Takanishi DM, Biuk-Aghai EN, Yu M et al. The Availability of Circulating Blood Volume Values Alters Fluid Management in Critically Ill Surgical Patients. Am J Surg . 2009; 197:232-237.
18.	Noumi B, Teruya S, Salomon S, Helmke S, Maurer MS. Blood Volume Measurements in Patients with Heart Failure and a Preserved Ejection Fraction: Implications for Diagnosing Anemia. Congest Heart Fail . 2011; 17:14-18.
19.	Yu M, Pei K, Moran S et al. A Prospective Randomized Trial Using Blood Volume Analysis in Addition to Pulmonary Artery Catheter (PAC), Compared to PAC Alone, to Guide Shock Resuscitation in Critically Ill Surgical Patients. Shock . 2011; 35:220-228.

Since 2002, the following seven review articles have been published, which describe findings obtained using the BVA-100:

1.	Kalra P, Anagnostopoulos C, Bolger AP et al. The Regulation and Measurement of Plasma Volume in Heart Failure. JACC . 2002; 391: 1901-1908.
2.	Katz SD, Mancini D, Androne AS et al. Treatment of Anemia in Patients with Chronic Heart Failure. J Card Fail . 2004; 10 (Suppl 1): S13-S16.
3.	Katz, SD. Unrecognized Volume Overload in Congestive Heart Failure. US Cardiology , 2004; 141-144
4.	Feldschuh J and Katz S. The Importance of Correct Norms in Blood Volume Measurement. Am J Med Sci , 2007; 334:41-46.
5.	Vahid B. Measurement of Blood Volume at Bedside: New Era in Critical Care Medicine. The Internet J of Emergency and Intensive Care Medicine . 2007; 10:1.
6.	Manzone TA, Dam HQ, Soltis D, Sagar VV. Blood volume analysis: a new technique and new clinical interest reinvigorate a classic study. JNucl Med Technol . 2007; 35:55-63.
7.	Katz, SD. Blood Volume Assessment in the Diagnosis and Treatment of Chronic Heart Failure. Am J Med Sci , 2007; 334:47-52.

Two book chapters have also been published which describe blood volume measurement using the BVA-100 in various clinical conditions:

1.	Feldschuh J. (1990). Blood Volume Measurements in Hypertensive Disease. In Hypertension: Pathophysiology, Diagnosis, and Management , by John H. Laragh, First Edition (pp.339-347). New York, NY: Lippincott Williams & Wilkins.
2.	Feldschuh J. (2009). Blood Volume Measurements in Critical Care. In Civetta, Taylor and Kirby (Eds.), Critical Care , Fourth Edition (pp.283-295). Philadelphia, PA: Lippincott Williams & Wilkins.

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

In the May 2004 issue of the American Journal of Cardiology , Dr. Ana-Silvia Androne, Dr. Stuart Katz and their colleagues at Columbia Presbyterian Medical Center published a landmark study utilizing the BVA-100 to measure blood volume in NYHA Class II to IV heart failure patients. In this observational study, cardiologists treated the patients according to standard clinical assessment, without incorporating blood volume findings which were performed on the patients. Patients were categorized as hypovolemic, normovolemic, or hypervolemic, and their outcomes over time were recorded. At the end of one year, 39% of the hypervolemic patients had died or received an urgent heart transplant. In contrast, none of the normovolemic or hypovolemic patients died or received an urgent transplant in that same time period. At the end of two years, 55% of hypervolemic patients had died or received an urgent heart transplant, while the normovolemic patients continued to exhibit a 0% mortality rate. This study showed a remarkable correlation between blood volume and outcome and suggests that effectively treating patients to normovolemia may dramatically improve outcomes.

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

Dr. Mihae Yu and colleagues at The Queen’s Medical Center in Honolulu, Hawaii, have conducted a research study to evaluate the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how blood volume results have influenced their treatment decisions. Their most recent findings were published in the March 2011 issue of the journal Shock .. The results showed that use of the BVA-100 to guide fluid and red blood cell management led to a significant improvement in mortality in critically ill surgical patients with septic shock, severe sepsis, severe respiratory failure and/or cardiovascular collapse. Patients in the control group demonstrated statistically significant untreated volume abnormalities and red blood cell deficiencies more often than patients in the blood volume measurement group (48% vs. 37% and 33% vs. 16%, respectively). This correlated with significantly greater mortality for patients in the control group (24% mortality) than for patients in the blood volume measurement group (8% mortality; P=0.03). These findings indicate that blood volume analysis permits more accurate assessment of patients’ volume status and more precise fluid resuscitation and saves lives. In addition, Dr. Yu and her colleagues have presented their findings at the Society of Critical Care annual meetings from 2006-2011 and their studies were featured in the November 2005 issue of Anesthesiology News, the January 2008 issue of the Hawaii Medical Journal, the June 2008 issue of Anesthesia and Analgesia and the February 2009 issue of the American Journal of Surgery .. These single-center studies will be followed up by a multicenter study to evaluate whether incorporating blood volume measurement into critical care treatment affects outcomes in a number of hospitals across the United States.

Syncope

The Cleveland Clinic Cardiovascular Department was ranked first in the United States by the 2010-2011 annual survey in U.S. News & World Report . This is the sixteenth consecutive year they have received the number one ranking in this category. The survey also ranked the Cleveland Clinic as the fourth best hospital on an overall basis. More blood volumes have been performed at the Cleveland Clinic to date than at any other hospital in the United States.

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

In another study by Dr. Mancini and colleagues from Columbia Presbyterian Medical Center which was also published in the January 2003 issue of Circulation , 26 patients with anemia and CHF were randomized to receive either erythropoietin or placebo for 3 months. CHF patients who received erythropoietin showed significant increases in red cell volume as measured by the BVA-100 and corresponding significant improvements in exercise capacity. This is one of the first studies to prove that correct treatment of anemia in CHF patients can significantly improve their heart failure status.

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

Transfusion Decisions in Surgery

Effective volume management in surgical situations requires accurate assessment of a patient’s need for transfusions. Knowing whether and when to transfuse blood depends on effectively balancing the benefits vs. risks of transfusion for each patient at any given time. Under current transfusion practices, patients may undergo major surgery with just half their normal amount of red blood cells present. This degree of anemia has its own inherent risks. A report in the February 2001 issue of the New England Journal of Medicine noted that as many as 40 - 50% of patients undergoing cardiac bypass graft surgery (CABG) experience some degree of measurable permanent brain damage such as memory loss. In the journal Transfusion , Dr. Robert Valeri, a senior researcher at the Boston Naval Hospital, estimated that there may be as many as 40,000 heart attacks per one million operations due to undertransfusion of red blood cells. Blood volume measurement, by quantifying a patient’s blood volume prior to surgery, can provide important information about how much blood loss a patient can safely sustain.

Dr. Ketan Shevde and colleagues at Maimonides Medical Center (Brooklyn, NY) published a study in the November 2002 issue of the Journal of Clinical Anesthesia which used the BVA-100 to show that there was a mean loss in red cell volume of 6.5% in females and 23.7% in males following coronary bypass graft (CABG) surgery. The mean number of intraoperative pRBC transfusions was 1.38 units for females and 0.39 units for males.

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

Clinical Validation of the BVA-100

In addition to examining the role of blood volume in relation to various medical conditions, some studies have examined how blood volume measurement with the BVA-100 compares to other blood volume measurement methods. These reports provide important validation for physicians to accept the use of the BVA-100 in clinical settings. Dr. Howard Dworkin and colleagues from William Beaumont Hospital compared blood volume measurement with the BVA-100 to the previous gold standard blood volume measurement method, which consists of simultaneous radioisotopic measurement of red cell and plasma volume. They found that results correlated very closely with each other, but measurement with the BVA-100 took 90 minutes as opposed to 3.5 hours required for the standard method. These results were published in the July 2007 issue of the American Journal of Medical Sciences .

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

Ultrafiltration in Heart Failure

Alterations in blood volume are an intrinsic element of the pathophysiology and treatment of heart failure. Patients with decompensated heart failure typically experience volume overload, which can contribute to further morbidity and mortality. Ultrafiltration (UF) has been used in patients with decompensated heart failure with demonstrated diuretic resistance as an early alternative to diuresis with strong positive clinical results. Daxor is currently sponsoring a study led to assess blood volumes before and after ultrafiltration, as well as at 30 and 90 day follow-ups. Study endpoints include mortality, all-cause rehospitalization rate, and need for long-term hemodialysis. To date, 26 out of a projected 50 patients with acute decompensated heart failure have been enrolled in this study.

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

Daxor has worked with Dr. David Goldfarb of the Dialysis Center at the Department of Veterans Affairs New York Harbor Healthcare System to develop a protocol to compare blood volumes before and immediately after a single session of hemodialysis. Moreover, this study will explore how changes in blood volume in the course of a single hemodialysis session relate to patient outcomes – particularly the occurrence of hypotensive episodes. This small 10 patient study was completed in early 2012 and a poster presentation with the preliminary findings should be presented in the fourth quarter of 2012 at the National Meeting for Nephrology.

Hyponatremia

Hyponatremia is a condition where the concentration of sodium, a basic salt in the blood, drops below normal levels. This condition is easily detectable by measuring the sodium concentration in the blood. The condition occurs in congestive heart failure patients, patients who have received an excessive amount of intravenous fluids, patients who become dehydrated and inpatients who have incurred head trauma.

Low sodium concentration is potentially a life threatening condition. It decreases the ability of muscles to contract, including cardiac muscle; it causes mental derangements and may predispose to cardiac arrhythmias.

One of the primary causes of decreased sodium concentration is excess secretion of the pituitary hormone known as the anti-diuretic hormone. This hormone causes excessive retention of water and dilution of the serum sodium concentration and a decrease in the level of this critical substance. The excessive retention of water results in an expansion of the patient’s blood volume. Treatment of this condition includes restriction of the patient’s water intake. It also includes the use of an FDA approved drug called Tolvaptan which has received extensive promotion by its pharmaceutical manufacturer.

Another major cause of hyponatremia is damage to the kidney tubules. Under these circumstances the kidney is unable to concentrate the sodium which is filtered through the kidney, and excess quantities of sodium and water are lost in the urine. Under these circumstances, the blood volume contracts sharply which may ultimately lead to a collapse of the blood pressure. This condition is also called renal salt wasting. Two treatment methods for this condition involve intravenous and oral infusions of salt water. This treatment is the exact opposite of the treatment for the anti-diuretic hormone syndrome.

Literature enclosed by the manufacturer of Tolvaptan, sold as Samsca, states that the drug should not be used in patients with hyponatremia and low blood volume. A published study (the EVERESTStudy) on the drug showed that there was no documented benefit in long-term survival utilizing the drug.

Despite the warning not to use this drug in patients who have hyponatremia and low blood volume Daxor has found, based on informal surveys, that these patients treated with Tolvaptan almost never have a blood volume determination. This means that patients are being treated with this powerful drug on the basis of non-specific surrogate tests which may be very misleading as to the cause of hyponatremia. In effect, hyponatremia may be caused by conditions which require polar opposite treatments. Measuring a patient’s blood volume is basic to determine what the underlying cause of the hyponatremia is. By treating patients with a powerful drug without measuring their blood volume, patients are put at increased risk of serious consequences.

Over the past two months Dr. Donald Margouleff, the Director of Nuclear Medicine at Daxor, has attempted to contact representatives of the manufacturer in order to discuss this matter and has yet to receive a response.

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

Dr. Fouad-Tarazi and Dr. Feldschuh published a Letter to the Editor of the Journal of the American Medical Association ( JAMA 2002 287: 3077) which offered a potential explanation for the high frequency of memory loss and dementia following coronary artery bypass grafting (CABG). They proposed that the extremely low hemoglobin levels which many CABG patients experience in the wake of surgery may put them at elevated risk for cognitive deficit. This highlights one of the many dangers of undertransfusion.

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

The Company has received a trademark for a proposed program of Quality Assured Blood (QAB). This concept is similar to existing safety protocols used to ensure the safety of frozen donor semen (see Idant Semen Banking below) and is only possible because of the unique advantages of frozen blood storage. Infectious diseases such as HIV and Hepatitis have a “window period” of 3-6 months during which a donor may be infected but has not yet produced the antibodies that are required for the diseases to be detected. With Quality Assured Blood, a donor can be tested for infectious disease, and can donate blood to be frozen and placed in quarantine. The blood will then be retested after six months has elapsed, and the blood will be removed from quarantine if it re-tests free of infectious agents. This blood can then be used as donor blood with markedly reduced risk of infectious disease transmission.

The Company has also trademarked its Blood Optimization Program ™ (BOP) for maximizing blood safety during surgery. The BOP uses a combination of blood volume measurement and pre-surgical treatment of blood volume deficits to maximize patient outcomes following surgery. The Company applied for and received trademark protection for the BOP name..

Under the Blood Optimization Program, a patient can donate blood well in advance of surgery and store it in a frozen state, leaving sufficient time to restore of the depleted blood before entering surgery. Frozen red blood cells can be stored for 10 years, and frozen plasma can be stored for 7 years. This lengthy storage time contrasts with the 42 day storage period for red blood cells that have been refrigerated. Recent studies (Koch et al, NEJM , 2008; 358:1229) have shown that refrigerated red blood cells undergo progressive functional and structural changes. These reversible and irreversible changes begin after 2-3 weeks of storage. This reduces the function and viability of red cells after transfusion. Once it is thawed, frozen blood remains fresh and highly oxygenated for 2 weeks, rather than just 24 hours. Additionally, blood volume measurement prior to surgery can identify patients with existing blood volume deficits such as reduced red cell volume, which can be treated with the medication erythropoietin.

The main elements of the Blood Optimization Program are (a) blood volume measurement to determine the current blood volume status of the patient and suitability for blood donation; (b) if the patient is anemic or red cell volume deficient, treatment with epoietin alfa (Procrit ® and Epogen ® manufactured by Amgen) to stimulate rapid red cell replacement; (c) if the patient is suitable for blood donation, remove one unit of blood and process for freezing of both red cells and plasma. Frozen blood requires special processing with a sterile cryopreservative agent to prevent destruction of the red cells during freezing; (d) treat the patient with epoietin alfa where appropriate to stimulate more rapid replacement of red cells; (e) repeat blood donation to provide enough blood availability at the time of surgery so the patient will not need to receive any blood but their own; and (f) quantify the amount of blood donated, where time permits, so that patients will have no more than a 20% red cell deficit at the end of the post operative period. At the present time, elderly patients are sometimes permitted to remain with red cell volume deficits as great as 50% without receiving replacement transfusions.

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

 In 2005, the Company hired an individual with marketing experience to promote the Blood Optimization Program (BOP). This program is intended to incorporate Daxor’s BVA-100 Blood Volume Analyzer and its subsidiary’s frozen autologous blood banking, with the goal of increasing awareness and utilization of both of these technologies. This marketing specialist has met with a variety of blood bank representatives to discuss strategies that would enable hospitals to utilize these technologies to optimize blood volumes in patients undergoing surgery.

The combination of blood volume measurement and frozen blood banking provides the unique opportunity to simultaneously minimize the consequences of blood loss by optimizing a patient’s blood volume before surgery, and to maximize transfusion safety by making sure that a patient’s own blood is available if transfusion is required. While response to this program has been limited so far, the Company has signed agreements with the following ten hospitals located in New York State to participate in this program: NYU Medical Center, the Hospital for Special Surgery, the Hospital for Joint Diseases, Stony Brook University Hospital, the White Plains Hospital Center, Brookhaven Memorial Hospital Medical Center, Mercy Medical Center of Rockville Center, Brookdale University Hospital and Medical Center, St. Lukes Roosevelt Medical Center and North Shore Medical Center. Cooley Dickinson Hospital, is located in Northampton, MA.and has also agreed to participate in the program.

.One group that would greatly benefit from the BOP is Jehovah’s Witnesses. Since their religious beliefs prevent blood transfusions, this procedure would allow doctors to identify more easily and accurately, patients who have hidden anemia and to treat them with appropriate red cell therapy. We are in discussions with representatives from two hospitals in the New York Metropolitan area in an effort to implement this program for Jehovah’s Witnesses.

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

The Company was selected as a potential service provider for the Memorial Sloan-Kettering Cancer Center to provide semen collection and storage services for their hospitalized cancer patients who wish to cryopreserve sperm prior to initiating cancer treatment. To date, a number of outpatients from Memorial Sloan-Kettering Cancer Center have stored semen at Idant Laboratories. In addition, The Company has sent representatives to collect bedside semen samples for storage from Columbia-Presbyterian Hospital, St. Luke’s-Roosevelt Hospital, and Bellevue Hospital. These hospitals are all located in New York City. The Company receives referrals for these services from multiple sources, primarily physicians.

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

For the years ended December 31, 2011 and 2010, the Company spent $2,705,952 and $3,041,640 respectively, on Research and Development.

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

There is additional information regarding the Company’s research and development efforts in the sections labeled “Patent and Copyright Protection” and “Competition.”

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

In addition to improving the BVA-100, the Company has dedicated considerable time and effort to physician education. A limited number of account representatives work primarily to educate physicians (clinicians) on how best to utilize the instrument. The company also offers unlimited clinical assistance through the services of its Chief Scientist and CEO, Joseph Feldschuh, M.D and Gary Fischman, PhD, DPM, Director of Research. Each of these individuals devotes part or all of their time to supporting the development, completion, and publication of clinical studies. In addition, the Company has three Medical Directors on staff: (1) Donald Margouleff, M.D., former Chief of the Division of Nuclear Medicine at North Shore University Hospital; (2) Ariel Distenfeld, M.D., former Director of the Blood Bank at Cabrini Medical Center, who established the second autologous blood bank in New York; (3) Robert Rosenthal, M.D., former hematologist and former Director of the Blood Bank for the Hospital for Joint Diseases. The Company also continues to provide financial and clinical support for studies at various institutions.

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

Marketing Phase (2002-present)

The marketing team has made progress in identifying which facilities and departments are most able to utilize the BVA-100 in a cost-effective manner and has developed a repertoire of educational and marketing material. Depending on a facility’s needs and its ability to perform studies that are likely to increase widespread acceptance of the BVA-100, the Company offers the Blood Volume Analyzer to potential users on a sale, lease, or loan basis. Facilities that receive a loan of the instrument for research pay for the Volumex® kits that are not used purely for research purposes, which can provide a source of ongoing revenue for the Company. These users include hospitals, surgery centers, intensive care units, and imaging centers (radiology). The Company also has been demonstrating its equipment at major trade shows such as nuclear medicine, surgical anesthesiology, and trauma conferences. In 2008 the Company exhibited at a total of 31 national, local and regional trade shows and in 2009 it exhibited at 20 national and regional trade shows.In 2010 it exhibited at 19 national, local and regional trade shows and in 2011 it exhibited at 20 national, local and regional trade shows.

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

It has been extremely difficult for the Company to obtain significant administrative agreement that the BVA-100 technology will generate significant profitability. There have been hospitals where physicians have strongly endorsed the test and the nuclear medicine technicians have been willing to perform the test. However, hospital administrators have decided that the hospital would not be able to generate adequate profits by utilizing the test or, even worse, lose money administering the test even if it has been shown to be medically beneficial to patients. In many cases, the decisions of hospital administrators overrule the desire of physicians and the willingness of Nuclear Medicine staff to provide BVA-100 testing.

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

Out of the 54 hospitals that have the Blood Volume Analyzer technology available, only one has implemented this type of a protocol. The company is working with hospital administrators to educate them about the cost and patient benefits of utilizing blood volume measurement in their diagnosis and treatment of congestive heart failure patients. There are three Hospitals that have more than one Blood Volume Analyzer.

In addition, CMS (Centers for Medicare and Medicaid Services) changed its reimbursement rules as of January 1, 2008, which has had the effect of reducing reimbursement for blood volume measurement by approximately 33%. The new CMS policy combined the cost of performing a test with the cost of the Volumex® reagent used for the test, thereby reducing the combined payment by 33%. This type of arbitrary change markedly reduced the incentive for a hospital to perform blood volume measurements. Daxor was not the only company affected by this administrative change. Many other tests involving radioisotopes were similarly impacted by this change. Despite efforts by the Society of Nuclear Medicine and other interested parties, there has been no change in this policy as of December 31, 2011.

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

Future Projects and Potential Patents

Measurement of Total Body Albumin

The Company filed a patent in the fourth quarter of 2011 for a semi-automated instrument to measure total body albumin. Albumin is the major carrier molecule in the human body. It functions as a transfer molecule for hundreds of different molecules and as a parallel circulation within the human body. Albumin I-131 is the tracer used by the BVA-100 Blood Volume Analyzer for measuring total blood volume.

Albumin is a key molecule in maintaining effective blood pressure within the body. There are many conditions such as kidney failure, heart failure, liver failure and diabetes. When albumin levels drop, there may be a serious disruption in the ability of the circulating blood to retain plasma within circulation. This may result in swelling of a patient’s extremities, accumulation of fluid in the abdomen, and most serious of all, transudation of fluid in the lungs known as pulmonary edema. Pulmonary edema is a major complication in heart failure patients.

At the present time the standard test for determining albumin level is to measure concentration in the blood plasma. This does not measure the total amount of albumin in a patient’s body. Daxor has worked on a method to measure the total amount of body albumin for approximately five years. Daxor attorneys filed for a patent on the first accurate automated method to measure the total amount of albumin in the human body. The test will require measurement of the total amount of blood in an individual. Precise results will be available within 24 hours of the quantity of albumin in an individual’s body.

Albumin circulates at approximately 1/400 at the rate at which blood circulates. The albumin transudates out of the capillary system and is eventually recycled via the lymphatic system back into the blood stream. Albumin is greatly underutilized in the treatment of many medical and surgical problems because physicians have been unable to measure the total amount of albumin in the human body.

The ability to accurately measure the total amount of albumin in the human body could be expected to increase the utilization of this substance. Albumin also has the capability of expanding a patient’s blood volume and has sometimes been used to support situations where blood pressure has collapsed, where transfusions are not immediately available.

The company will begin Beta testing after March 31, 2012 of a semi-automated instrument to measure total body albumin. The inventors of the total body albumin analyzer are Dr. Joseph Feldschuh and his son, Jonathan Feldschuh.The patents have been assigned to Daxor Corporation.

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

COMPETITION

BVA-100 Blood Volume Analyzer

Our patent for the original BVA 100 expired in 2010. The Company filed two additional patent applications for a semi-automated instrument to measure human blood volume in March of 2012. The filings describe innovations which will be incorporated into the Company’s BVA-100 Blood Volume Analyzer. These applications supplement the patent application filed in the fourth quarter of 2011 for a Total Body Albumin Analyzer.

The key innovations described in the patent applications filed in March of 2012 are as follows:

•         Automated quality control module, which improves accuracy and ease of use for the instrument.  It ensures that the isotopic counter is optimally calibrated with minimal operator intervention.

•         Integrated peak-search method for channel determination.

•         Automated linearity adjustment using external stable isotopic standards.

•         Automated standards, background and linearity check.

•         Injectate verification system, using bar-coding to insure consistency between standards and patient samples.

•         Database for quality control checks.

•         Remote diagnostic system for the instrument which allows for remote verification of the accuracy of the instrument and user support; including:

1.       Trend analysis of machine results.

2.       Full spectrum capture and analysis.

3.       Full system and usage logging.

•         A new protocol for measuring blood volume in amputee patients.

•         A new protocol for measurement of radio-hematocrit, which measures the proportion of red cells in the blood using the radio-labeled plasma component. This provides for more accurate measurements than the traditional centrifuge method, and also eliminates the need for this extra step outside using the BVA-100.

•         A Bad Points Removal Algorithm, that allows for automated detection and removal of bad points in the Blood Volume calculation that may have arisen from errors in an individual sample collection or preparation.   A blood volume measurement uses multiple patient samples (typically five), and this algorithm allows for an accurate and precise measurement of blood volume to be obtained, even if a single point is invalid. This protocol features a three-part statistical method for identifying suspect points.

Daxor is the only company able to provide true semi-automated direct measurement of a patient’s total blood volume, red cell volume and plasma volume. There are no other technologies that have been brought into commercial use that we consider a threat to our current system. The BVA 100 is the only method available which provides the ideal volume norms for each individual patient. The BVA-100 contains an algorithm which automates the blood volume calculation and provides a very accurate prediction of the ideal norm for a each tested patient.

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

Our Idant Labs subsidiary pioneered the concept of storage and re-testing of donor semen in 1985. This concept is now legally mandated in most states with semen banking facilities. For example, semen bank donors are required to freeze donated semen which is then quarantined for six months. The donor is required to be re-tested six months later. This double testing process is employed because there is a several month window of non-detect ability for individuals who may be infected with diseases such as HIV or hepatitis, and this helps to insure that the individuals have been tested at the appropriate time interval.

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

In addition to the FDA, Daxor is subject to inspection by other state, federal and private agencies. Investigators from these agencies have all inspected Daxor facilities in Oak Ridge, Tennessee with no adverse findings. The dates of the inspections and names of the agencies are as follows:

●	Tennessee Board of Pharmacy on November 30, 2007.
●	Underwriters Laboratory on February 16, 2011.
●	Tennessee Bureau of Radiological Health on July 15, 2011

Our facilities in New York City were also inspected over the last two years with no adverse findings. The dates of the inspections and the names of the agencies are as follows:

●	American Association of Blood Banks on August 24, 2010
●	New York City Department of Environmental Protection on January 19, 2011
●	New York City Fire Department on February 15, 2012

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

EMPLOYEES

On March 5, 2012, the Company had a labor force of thirty seven, all of whom were leased through ADP Total Source. The Company maintains a work force at its main headquarters in New York City, a manufacturing division and a technology support group in Oak Ridge, Tennessee and account managers in various parts of the Continental United States and Hawaii.

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

INVESTING ACTIVITIES

The Company maintains a portfolio of Available for Sale Securities. As described in Item 1A: Risk Factors, the income generated by the portfolio has been instrumental in offsetting the Company’s cumulative operating loss for the five year period ended December 31, 2011. The Company’s investing activities are also discussed in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements. The Company’s investing activities are not part of its operating business and function as a separate segment.

The Company also engages in the short selling of stock. When this occurs, the short position is marked to market and this adjustment is recorded as a unrealized gain or loss in the Statement of Operations for the period presented

Historical cost is used by the Company to determine all gains and losses, and fair market value is obtained by readily available market quotes on all securities.

The Company’s investment goals, strategies and policies are as follows:

1.	The Company’s investment goals are capital preservation, maintaining returns on capital with a high degree of safety and generating income from dividends and option sales to help offset operating losses.

2.	In order to achieve these goals, the Company maintains a diversified securities portfolio comprised primarily of electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and may have net short positions in common stock up to 15% of the value of the portfolio. The Company’s net short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. The Board of Directors has authorized this minimum to be temporarily lowered to 70% when Company management deems it to be necessary. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will generally not exceed 20% of the value of the portfolio.

3.	Investment in speculative issues, including short sales, maximum of 15%.

4.	Limited use of options to increase yearly investment income.

	a.	The use of “Call” Options . Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the company’s investments. The risk of this strategy is that investments may be called away, which the company may have preferred to retain. Therefore, a limitation of 20% is placed on the amount of stock on which options can be written. The amount of the portfolio on which options are actually written is usually between 3-10% of the portfolio. The historical turnover of the portfolio is such that the average holding period is in excess of five years for available for sale securities.

	b.	The use of “Put” options . Put options are written on stocks which the company is willing to purchase. While the company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing company, or stocks being called away because call options have been written. If the stock does not go below the put exercise price, the company records the proceeds from the sale as income. If the put is exercised, the cost basis is reduced by the proceeds received from the sale of the put option. There may be occasions where the cost basis of the stock is lower than the market price at the time the option is exercised.

	c.	Speculative Short Sales/Short Options . The Company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The Company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the call, the option is not exercised and the company records the proceeds from the sale of the call as income. If the call is exercised, the Company will have a short position in the related stock. The company then has the choice of covering the short position, or selling a put against it. If the put is exercised, then the short position is covered. The Company’s current accounting policy is to mark to market at the end of each quarter any short positions, and include it in the income statement. While the Company may have so-called speculative positions equal to 15% of its accounts, in actual practice the net short stock positions usually account for less than 10% of the assets of the Company.

5.	In the event of a merger, the Company will elect to receive shares in the new company if this is an option. If the proposed merger is a cash only offer, the Company will receive cash and be forced to sell the stock.

Item 1A. Risk Factors

Operating Losses

The Company has incurred cumulative net operating losses of $27,192,735 during the five year period ended December 31, 2011. These losses have mainly resulted from ongoing expenses for marketing and research and development as the Company attempts to build a market for its products. During this same time period, the Company’s cumulative net income from investments and other items exceeded the operating losses and provided the necessary funds for our continued research and development and marketing. It is the opinion of management that the financial health of the Company would have been adversely affected if our net income from investments during this time had been substantially less than losses from operations.

There is no guarantee that future net income from investments will continue to completely offset operating losses as was the case for the five year period ended December 31, 2011.

Sales of Blood Volume Kits

In the Company’s fiscal year ended December 31, 2011, the sale of Blood Volume Kits accounted for 67.0% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 63.7% of the Company’s revenue from Blood Volume Kits.

Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time. All four of these hospitals have purchased their BVA-100 equipment. Management believes that when more hospitals purchase equipment, they will continue to purchase Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

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

In response to Medicare’s change in its reimbursement policy for diagnostic radiopharmaceuticals, Daxor has lobbied CMS both individually and as a member of the Society of Nuclear Medicine’s APC Task Force, which is a select group of representatives from industry and healthcare that represents the more than 16,000 nuclear medicine professionals in the United States. One of the missions of the APC Task Force is to work directly with the CMS in an attempt to amend the current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. There is no guarantee that the APC task force will be successful in their efforts to persuade the CMS to amend their policy of limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. This change in Medicare’s reimbursement policy was still in effect at December 31, 2011.

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

Available for Sale Securities

At December 31, 2011, 81.3% of the fair market value of the Company’s investment portfolio consisted of utility stocks whose market price can be sensitive to rising interest rates. At December 31, 2010, 80.9% of the Company’s investment portfolio consisted of utility stocks. The Company’s investment policy calls for a minimum of 80% of the investment portfolio to consist of utility stocks. The Board of Directors has authorized this minimum to be temporarily lowered to 70% when management deems it to be necessary.

At December 31, 2011, the Company’s investment portfolio consisted of 87 separate stocks. The top five holdings as of this date in the investment portfolio were the Common Stock of Entergy,Exelon, First Energy, Bank of America and National Grid. These five holdings comprised 46.5% of the value of the investment portfolio. Entergy, Exelon, First Energy and National Grid accounted for 49.6% of the dividend income for the year ended December 31, 2011.

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

Patents

Our patents for the BVA 100 expired in 2010.The Company filed two additional patent applications for an automated instrument to measure human blood volume in March of 2012. The filings describe innovations which will be incorporated into the Company’s BVA-100 Blood Volume Analyzer. These applications supplement the patent application filed in the fourth quarter of 2011 for a Total Body Albumin Analyzer. The Company does not know when, or if these patent applications will be approved.

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

Item 1B Unresolved Staff Comments

See Item 3, “Legal Proceedings” for additional information.

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

In November of 2008, a construction project commenced at 109 Meco Lane. The project was completed during the first quarter of 2010 and the total cost was approximately $2,750,000. The project involved the construction of laboratory and office space. The validation for the laboratory space and related instruments started during the first quarter of 2010 and Management believes it will be completed by the end of the summer of 2012.

The Company subleases a small portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month to month basis. The annual amount of rental income received from the President of the Company for the years ended December 31, 2011and 2010 was $12,374 and $12,166 respectively.

Item 3. Legal Proceedings

See Part I, Item 1 for discussion of Legal Proceedings.

Item 4. Mine Safety Disclosures

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock is traded on the NYSE Amex Equities Exchange under the symbol DXR.

2011	High	Low
First Quarter	$10.51	$8.91
Second Quarter	$11.06	$9.69
Third Quarter	$10.59	$9.65
Fourth Quarter	$10.94	$9.08

2010	High	Low
First Quarter	$12.84	$10.98
Second Quarter	$12.25	$9.87
Third Quarter	$10.32	$9.27
Fourth Quarter	$10.96	$8.75

On March 5, 2012, the Company had approximately 124 holders of record of the Common Stock. The Company believes there are approximately 1,200 beneficial holders of their Common Stock.

For the year ended December 31, 2011, the Company paid total dividends of $1,054,450 or $0.25 per share on its Common Stock. The $0.25 per share was paid as follows: $0.10 per share on June 16th and $0.15 per share on November 30th.

For the year ended December 31, 2010, the Company paid total dividends of $4,229,520 or $1.00 per share on its Common Stock. The $1.00 per share was paid as follows: $0.10 per share on June 16th, $0.25 per share on September 30th and a special dividend of $0.65 per share on December 30, 2010.

No dividends have been declared or paid in 2012 and any future dividends will be dependent upon the Company’s earnings, financial condition and other relevant factors.

Item 6. Selected Financial Data.

The following table sets forth certain selected financial data with respect to the Company. The consolidated statements of operations data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 are derived from our audited consolidated financial statements that are included in this Form 10-K.

Operations Data:

	Year Ended December 31,
	2011	2010	2009	2008	2007

Total operating revenues	$1,446,345	$1,579,257	$1,688,826	$1,761,055	$1,869,779

Costs and expenses:

Operations of laboratories & costs of production	652,511	727,650	704,866	717,278	682,786
Research and development	2,705,952	3,041,640	2,825,151	2,438,423	2,576,708
Selling, general and administrative	3,874,296	3,469,078	3,267,997	3,812,506	4,041,155
Total costs and expenses	7,232,759	7,238,368	6,798,014	6,968,207	7,300,649

Loss from operations	(5,786,414)	(5,659,111)	(5,109,188)	(5,207,152)	(5,430,870)

Other income and expenses:
Dividend income	2,237,734	2,226,198	2,936,976	2,509,966	2,419,476
Gains on sale of investments	33,189	13,509,318	10,911,200	17,249,716	14,853,934
Mark to market of short positions	(8,501,859)	(1,526,064)	(1,301,530)	5,364,215	357,337
Other revenues	12,374	12,166	11,854	11,924	11,112
Admin expense relating to portfolio investments	(153,816)	(150,675)	(134,457)	(99,935)	(55,538)
Interest expense, net of interest income	(168,923)	(61,676)	(162,983)	(147,501)	(197,211)
Total other (expenses) and income	(6,541,301)	14,009,267	12,261,060	24,888,385	17,389,110

(Loss ) income before income taxes	(12,327,715)	8,350,156	7,151,872	19,681,233	11,958,240

(Benefit) provision for income taxes	(5,142,076)	3,381,892	1,329,114	4,557,964	1,311,024

Net (loss) income	$(7,185,639)	$4,968,264	$5,822,758	$15,123,269	$10,647,216

Weighted average number of common shares outstanding – basic	4,219,654	4,237,216	4,262,643	4,350,951	4,572,119
Weighted average number of common shares outstanding – diluted	4,219,654	4,237,216	4,284,643	4,375,623	4,572,119

(Loss)income per common equivalent share – basic	$(1.70)	$1.17	$1.37	$3.48	$2.33
(Loss)income per common equivalent share –diluted	$(1.70)	$1.17	$1.36	$3.46	$2.33

Dividends paid per common share	$0.25	$1.00	$1.35	1.50	—

Selected Balance Sheet Data:

	December 31,
	2011	2010	2009	2008	2007

Total assets	$85,724,861	$91,195,415	$75,186,990	$76,824,181	$102,560,500
Total liabilities*	$49,508,270	$44,200,371	$27,561,653	$33,363,540	$47,644,615
Stockholders’ equity	$36,216,591	$46,995,044	$47,625,337	$43,460,641	$54,915,885

* Total liabilities include deferred taxes on unrealized gains.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of the our financial condition and results of our operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011. This Annual Report on Form 10-K contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are usually accompanied by words such as “believes,” “may,” “should,” “anticipates,” “estimates,” “expects,” “future,” “intends,” “hopes,” “plans,” and similar expressions, and the negative thereof. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

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

Daxor has enrolled patients in a multi-center study which is a follow-up to this earlier study. The TEAM-HF ( T reatment to E uvolemia/Normovolemia by A ssessment and M easured Blood Volume in H eart F ailure) Study will enroll a total of 300 patients from thirteen (13) participating medical centers. The TEAM-HF Study will compare heart failure management strategies based on clinical assessment of volume status versus direct measurement of blood volume using the BVA-100 to determine whether use of blood volume data leads to decreases in re-hospitalization and mortality, and improved function and quality of life for heart failure patients. Dr. Stuart Katz, who is now the Director of the Heart Failure Program at New York University, is extending his previous research by serving as the National Principal Investigator for this study. Data collection and management for the TEAM-HF Study is being performed by an independent Data Collection Center – the Nathan S. Kline Institute for Psychiatric Research. Daxor has also retained the services of three statisticians, two of whom are faculty members at New York University, to assist with data analysis for the TEAM-HF Study.

In addition, Daxor is currently supporting a study which will determine whether use of blood volume measurement to help guide fluid removal by ultrafiltration (UF) in patients hospitalized with decompensated Heart Failure (HF) leads to improved outcomes. The 50 patients who enroll in this interventional study will undergo 4 blood volume measurements: (1) immediately before UF, (2) 30 minutes after UF is complete, (3) at 30-day follow-up and (4) at 90-day follow-up. Patients will be randomized into two groups: in the experimental group, the physician will be given the BVA-100 results, which – in conjunction with continuous hematocrit monitoring – will guide fluid removal during UF. In the control group, the physician will not be given the BVA-100 results. In this case, fluid removal will be based upon physicians’ clinical assessment. Some of the outcomes that will be compared between the two groups include survival, rehospitalization, the incidence of decreased kidney function, and the need for long-term hemodialysis. This study is currently in progress, and 26 patients have enrolled to date.

Daxor also provided support along with Medtronic, Inc. for a clinical study to assess whether the OptiVol® implantable cardiac device is able to provide an accurate estimate of patients’ blood volume status. At the present time, it is difficult to accurately identify increases in blood volume that may predict which patients are likely to experience a worsening of symptoms and future heart failure events. One invasive method that is sometimes used to identify early blood volume increases is Medtronic’s OptiVol® system, which continuously monitors the thoracic fluid status of heart failure patients. The objective of this study was to determine whether there is a correlation between intrathoracic bio-impedance, as measured by Medtronic’s OptiVol® system, and total blood and plasma volume as measured by Daxor’s non-invasive BVA-100 Blood Volume Analyzer. This study was led by Dr. Adrian Van Bakel, the Medical Director of the Heart Failure and Cardiac Transplant Program of the Medical University of South Carolina.

The study was part of a larger study (FAST Study) of 1,400 patients. The lead investigator was Dr. D.J. van Veldhuisen.The study, however, was prematurely terminated. The reason for the termination was that patients treated on the basis of the OptiVol® bio impedance monitor had a higher death rate. The bio impedance monitor was essentially a surrogate measure of changes in the patient’s blood volume or fluid congestion in the lungs. With the exception of the study in South Carolina, none of the other institutions used a blood volume measurement in evaluating the Optivol® instrument. In reviewing the published reports and communicating with the senior investigator, Dr. Feldschuh noted that the Optivol® instrument was never calibrated to the individual patient’s blood volume. There have been a number of recent communications with senior researchers at Medtronic regarding the problem with the utilization of the Optivol® most likely stemming from the factthat there was no calibration of the patient’s individual blood volume to the instrument. In discussions with the Company, Dr. Feldschuh has expressed his opinion that if the instrument was calibrated by measuring a patient’s actual blood volume, then it could be possible, on a daily basis, to monitor changes in blood volume in congestive heart failure patients. These discussions have taken place over the past three months and are continuing.

Critical Care/Trauma

Optimal management of fluid status is an essential component of critical care medicine. At the present time, physicians rely on imprecise clinical signs and symptoms to guide their fluid resuscitation decisions. Direct blood volume measurement can be used to take the guesswork out of volume assessment and to enable more precise and appropriate treatment.

Dr. Mihae Yu and colleagues at the Queen’s Medical Center in Honolulu, Hawaii, have been studying the use of blood volume measurement in the critical care unit. They have performed blood volume measurement in the surgical intensive care unit and recorded how the results have influenced their treatment decisions. Some of their results were published in the February 2009 issue of the American Journal of Surgery .. The findings were based on 86 blood volume measurements from 40 patients, and showed that blood volume measurement results led to a change in treatment plan 36% of the time. Among patients who received a pulmonary artery catheter (PAC) for hemodynamic measurements, treatment would have been changed 50% of the time if blood volume data had been available to treating physicians. Among patients who did not receive PAC measurement, treatment would have changed 33% of the time if the blood volume data had been available.

Dr. Yu recently completed a major study, partially funded by Daxor, in which blood volume measurement was conducted in the intensive care unit. The purpose of the study was to determine whether survival and length of hospital stay could be improved by incorporating blood volume measurement into treatment decisions in the intensive care unit. They found that use of the BVA-100 to guide fluid and red blood cell management led to a significant improvement in mortality in critically ill surgical patients with septic shock, severe sepsis, severe respiratory failure and/or cardiovascular collapse. Patients in the control group, whose resuscitation was guided by findings from pulmonary artery catheterization (PAC) demonstrated statistically significant untreated volume abnormalities and red blood cell deficiencies more often than patients in the group who were resuscitated based on blood volume measurement data (48% vs. 37% and 33% vs. 16%, respectively). This correlated with significantly greater mortality for patients in the control group (24% mortality) than for patients in the blood volume measurement group (8% mortality; P=0.03). These findings indicate that blood volume analysis permits more accurate assessment of patients’ volume status and more precise fluid resuscitation and saves lives. Their most recent findings were published in the March 2011 issue of the journal Shock .

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

Daxor recently sponsored a study of blood volume changes throughout cardiac surgery as measured by the BVA-100. This study was led by Principal Investigator Dr. Mark Nelson at the Virginia Commonwealth University. Three sequential blood volume analyses were conducted: (1) before surgery; (2) immediately after surgery; (3) and 2 hours after transfer to the intensive care unit. The hypothesis was that red cell volume would be well conserved as a result of cell salvage and transfusion practices employed in the operating room. The preliminary findings from this study demonstrated a greater than anticipated loss of red cells and total blood volume during and after surgery. These results were presented at the 2010 Society of Cardiovascular Anesthesiologists meeting and are expected to be published in the future.

RESULTS OF OPERATIONS

Operating Revenues

For the year ended December 31, 2011, consolidated revenue from operations was $1,446,345 versus $1,579,257 for the year ended December 31, 2010 for a decrease of $132,912 or 8.4%.

Equipment sales and kit sales decreased from $1,242,264 in 2010 to $1,125,249 in 2011. In 2011, the Company did not sell any blood volume analyzers versus a sale of one for $65,000 versus one in 2010.

Revenue from service contracts on BVA-100 Blood Volume Ananlyzers and related maintenance services increased from $99,390 for the year ended December 31, 2010 to $102,865 for the year ended December 31, 2011.

The revenue from kit sales decreased by 5.1% for the year ended December 31, 2011 versus the same period in 2010. The number of kits sold decreased by 3.8% for the year ended December 31, 2011 versus the same period in 2010. For the year ended December 31, 2011, the Company sold 3,031 blood volume measurement kits versus 3,152 in 2010. For the year ended December 31, 2011, the Company provided 206 Volumex doses free of charge to facilities utilizing the BVA-100 for research versus 269 in 2010.

The number of Blood Volume Analyzers placed into service was 61 at December 31, 2011 and 56 at December 31, 2010. The decrease in revenue from kit sales in 2011 versus 2010 can be attributed to a decrease in visits by patients with the type of conditions that would require blood volume measurement to facilities utilizing the Blood Volume Analyzer on a trial basis.

The following tables provide gross margin information on Equipment Sales & Related Services for the years ended December 31, 2011 and December 31, 2010:

Equipment Sales and Related Services:	Kit Sales Year Ended December 31, 2011	Equipment Sales and Other Year Ended December 31, 2011	Total Year Ended December 31, 2011
Revenue	$968,536	$156,713	$1,125,249
Cost of Goods Sold	439,475	176,588	616,063
Gross Profit (Loss)	529,061	(19,875)	509,186
Gross Profit (Loss) Percentage	54.6%	(12.7%)	45.3%

Equipment Sales and Related Services:	Kit Sales Year Ended December 31, 2010	Equipment Sales and Other Year Ended December 31, 2010	Total Year Ended December 31, 2010
Revenue	$1,020,906	$221,358	$1,242,264
Cost of Goods Sold	475,959	215,827	691,786
Gross Profit	544,947	5,531	550,478
Gross Profit Percentage	53.4%	2.5%	44.3%

There is a gross loss on Equipment Sales and Other for the Year Ended December 31, 2011 even though no blood volume analyzers were sold because the Company still incurred certain fixed production costs.

Operating revenues from Cryobanking and related services decreased during the year ended December 31, 2011 by $15,897 or 4.7% from 2010. A major factor in this decrease was a reduction in revenue from semen storage and analysis by $20,370 or 8.1% to $230,065 versus $250,435 in the year ended December 31, 2010.

The Company’s Idant Laboratories subsidiary contributed 22.2% and 21.3% of operating revenues in 2011 and 2010, respectively.

Operating Expenses

For the years ended December 31, 2011 and 2010, consolidated expenses from operations totaled $6,580,248 and $6,510,718 respectively.

For the years ended December 31, 2011 and 2010, the consolidated loss from operations was $5,786,414 and $5,659,111 respectively.

The total Operating costs for Daxor and the BVA segment were $5,727,861 for the year ended December 31, 2011 versus $5,576,694 for the year ended December 31, 2011 for an increase of $151,167 or 2.7%. Professional fees increased by $552,698 in 2011 which is mostly due to costs relating to the SEC proceeding. This was partially offset by a reduction of $224,859 in payroll and related expenses.

Research and development expenses for Daxor and the BVA segment decreased in 2011 by $317,411 or 11.2% to $2,508,657 from $2,826,068 in 2010. The major reasons for this decrease were reductions in the year ended December 31, 2011 of $178,421 in salary and related expenses, $70,000 in software development and $75,894 in laboratory expenses.

Daxor remains committed to making Blood Volume Analysis a standard of care in multiple disease conditions. In order to help achieve this goal, the Company filed a patent in the fourth quarter of 2011 for a semi-automated instrument to measure total body albumin. As a supplement to this application, the Company filed two additional patents in March of 2012 for a semi-automated instrument to measure human blood volume analysis.

The Company is sponsoring a multi-center study to compare heart failure management studies based on clinical assessment of volume status versus direct measurement of blood volume using the BVA-100 to determine whether use of blood volume data leads to decreases in re-hospitalization and mortality, and improved function and quality of life for heart failure patients. Daxor is also currently supporting a study which will determine whether use of blood volume measurement to help guide fluid removal by ultrafiltration (UF) in patients with decompensated Heart Failure (HF) leads to improved outcomes.

Total Operating Costs for the Cryobanking segment were $852,387 for the year ended December 31, 2011 versus $934,024 for the year ended December 31, 2010 for a decrease of $81,637 or 8.7%.

INVESTING SEGMENT

Investment Portfolio

At December 31, 2011, the Company’s investment portfolio consisted of 87 separate stocks. The top five holdings as of this date in the investment portfolio were the Common Stock of Entergy, Exelon, First Energy, Bank of America and National Grid. These five holdings comprised 46.5% of the value of the investment portfolio. Entergy, Exelon, First Energy and National Grid accounted for 49.6% of the dividend income for the year ended December 31, 2011.

The net realized gains on the sale of investments were $33,189 for the year ended December 31, 2011 versus $13,509,318 for the year ended December 31, 2010. For the year ended December 31, 2011 the Company had a loss from marking to market short positions of options and equity securities of $(8,501,859) versus a loss of $(1,526,064) in 2010. The decrease in investment gains and increased mark to market losses were the main reason the Company had a loss in 2011.

Dividend Income

Dividend income earned for the year ended December 31, 2011 was $2,237,734 versus $2,226,198 for the year ended December 31, 2010.

Investment Gains

The net realized gains on the sale of investments were $33,189 for the year ended December 31, 2011 versus $13,509,318 for the year ended December 31, 2010 which represents a decrease of $13,476,129 or 99.8%. A large part of this decrease was due to the Company having realized losses of $944,348 on First Solar options and common stock and $2,795,873 on Netflix options and common stock. The Company also incurred losses on closing short positions of $1,672,625 in Apple, $490,104 in Simon Properties and $927,844 in Intuitive Surgical Group.

Unrealized Losses on Available for Sale Securities

At December 31, 2011, 82.1% or $6,550,065 of the total unrealized losses of $7,981,968 was comprised of the following three securities: $4,078,970 for Bank of America, $872,787 for Citigroup Inc. and $1,598,308 for USEC.

Bank of America

At December 31, 2011, Daxor owned 612,095 shares of Bank of America with a cost basis of $12.22 per share and a market value of $5.56 per share. On March 14, 2012, the market value was $8.84 per share which is $3.38 or 28% lower than our cost basis of $12.22 per share. As of December 31, 2011, the book value of the Company was $20.09 per share which is substantially more than the current market price and the cost basis of the shares owned by Daxor.

Revenue, net of interest expense for the year ended December 31, 2011 decreased to $93.4 billion from $110.2 billion during the year ended December 31, 2010.

On January 19, 2012, Bank of America reported net income of $1.4 billion for the year ended December 31, 2011 versus a net loss of $2.2 billion for the same period in 2010.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage ratio of at least 3% not to be subject to a Federal Reserve Board directive to maintain higher capital levels. At December 31, 2011, the Tier 1 Capital Ratio was 12.40%, the Total Capital Ratio was 16.75% and the leverage ratio was 7.53%. Bank of America is considered “well capitalized” under the federal regulatory agency definitions at December 31, 2011.

After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost as it did at March 31, 2011, management has determined that an impairment charge is not necessary at December 31, 2011 on Bank of America.

Citigroup

At December 31, 2011, Daxor owned 48,940 shares of Citigroup with a cost basis of $44.14 per share and a market value of $26.31. On March 14, 2012, the market value was $35.21 per share which is $8.93 or 20% lower than our cost basis of $44.14 per share. During the first quarter of 2009, the stock was at $10.00 per share and as of March 5, 2012, was trading at $33.68 per share. As of December 31, 2011, the book value of the Company was $60.70 which is substantially more than the current market price and the shares owned by Daxor.

Citigroup reported net income of $11.0 billion for the year ended December 31, 2011 versus net income of $10.6 billion for the year ended December 31, 2010. Revenue was $78.3 billion during the current year versus $86.6 billion for the same period in 2010.

Citigroup has increased headcount to 266,000 at December 31, 2011 from 260,000 at December 31, 2010. This is still less than the peak level of 375,000 from 2007. Total Operating Expenses were 8% higher during the year ended December 31, 2011 as compared to the same period in 2010.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At December 31, 2011, the Tier 1 Capital Ratio was 13.6%, Total Capital Ratio was 17.0% and the Leverage Ratio was 7.2%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at December 31, 2011 and all of these percentages have improved since December 31, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has mostly been trending upward since the first quarter of 2010. Citigroup has now recorded a profit for eight consecutive quarters versus a loss for the year ended December 31, 2009. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at December 31, 2011.

           After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at December 31, 2011 on Citigroup.

USEC

At December 31, 2011, Daxor owned 444,100 shares of USEC with a cost basis of $4.74 per share and a market value of $1.14 per share. On March 14, 2012 the market value of USEC was $1.27 per share which is $3.47 or 73% less than our cost basis of $4.74 per share.

 The stock price has decreased by 79% from January 1, 2011 through March 14, 2012, going from $5.99 per share to $1.27 per share. As of December 31, 2012, the Book Value of the Company was approximately $5.78 per share. This is substantially more than the current market price and the cost basis of the shares owned by Daxor.

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

USEC reported a net loss of $540.7 million for the year ended December 31, 2011, versus net income of $7.5 million for the same period in 2010. Revenue for the current year was $1.67 billion which is an 18% decrease from 2010. The Gross Profit Margin was 5.0% during the year ended December 31, 2011 versus 7.8% for the year ended December 31, 2011. In spite of having a net loss, USEC had positive cash flow from operating activities of $56.3 million during the current year.

USEC expensed $136.7 million of capitalized work-in-progress cost related to damaged centrifuges as well as earlier machines that were determined to no longer be compatible with the commercial plant design. The Company also recorded a full valuation allowance for the net deferred tax assets of $369.1 million due to cumulative losses incurred in recent years and the substantial uncertainty of generating future taxable income that would lead to realization of the net deferred tax assets. The charge and the valuation allowance did not affect the company’s cash flow from operations.

The market price of USEC has declined by approximately 70% since a tsunami caused an accident at a nuclear plant in Fukishima, Japan in March of 2011. One year after the accident, the total number of reactors in operation and development in the world has not changed. This means that the long term demand for uranium has not diminished since last year, even though short-term demand may have been affected by the minor decrease in reactors currently operating.

              After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at December 31, 2011 on USEC.

Daxor Corporation

Summary of Unrealized Losses on Bank of America, Citigroup and USEC

As of December 31, 2011

		Less Than Twelve Months		Twelve Months or Greater		Total
Security	Total Cost	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Bank of America	$7,482,218	$1,482,296	$1,513,806	$1,920,952	$2,565,164	$3,403,248	$4,078,970
Citigroup	2,160,398	828,765	299,530	458,846	573,257	1,287,611	872,787
USEC	2,104,582	249,660	682,330	256,614	915,978	506,274	1,598,308
Total	$11,747,198	$2,560,721	$2,495,666	$2,636,412	$4,054,399	$5,197,133	$6,550,065

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, cash and cash equivalents totaled $59,625 versus $57,741 at December 31, 2010. Cash used in operating activities was $6,508,648 for the year ended December 31, 2011. This use of cash was primarily due to funding the operating loss for the current year.

   Cash used in investing activities was $11,388,438 for the year ended December 31, 2011. This decrease is mainly attributable to the acquisition of available for sale securities of $25,722,529 and the purchase of put and call options of $8,961,293. This was partially offset by the sales of put and call options of $14,318,728 and available for sale securities of $9,181,156.

A total of $17,898,970 of cash was provided during the current year in financing activities and this was primarily due to the proceeds from margin loans payable of $44,633,031 which was partially offset by the repayment of margin loans of $25,404,421 and payment of a dividend of $1,054,450.

   The Company’s management has pursued a policy of maintaining sufficient liquidity and capital resources in order to assure continued availability of necessary funds for the viability and projected growth of all ongoing projects.

Income from the Company’s security portfolio is a major asset for the Company as it continues its efforts in research and development and marketing. At December 31, 2011, the Company is in a satisfactory financial position with adequate funds available for its immediate and anticipated needs. The Company plans its budgetary outlays on the assumption that the raising of additional financial capital may be difficult in the next 2 to 4 years. The Company believes that its present liquidity and assets are adequate to sustain the expenses associated with its research and development and marketing efforts.

The following table shows the fair market value, cost, net unrealized gain, unrealized gain and loss at December 31st from 2007 through 2011.

Valuation Date:	Fair Market Value	Cost	Net Unrealized Gain	Unrealized Gains	Unrealized Losses
December 31, 2011	$55,804,364	$36,463,635	$19,340,729	$27,322,697	$(7,981,968)
December 31, 2010	53,876,071	30,967,959	22,908,112	23,498,072	(589,960)
December 31, 2009	53,270,726	28,630,149	24,640,577	27,141,931	(2,501,354)
December 31, 2008	68,339,143	50,709,601	17,629,542	28,469,540	(10,839,998)
December 31, 2007	74,919,193	29,987,157	44,932,036	47,386,399	(2,454,363)

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

The Company’s investment portfolio has been a critical source of supplemental income which has offset the cumulative operating losses for the five year period ended December 31, 2011. Without the income from the investment portfolio, the Company would have needed to raise additional operating funds through either debt or equity financing or a combination of the two. The Company’s portfolio has maintained a net value above historical cost for each of the past 108 consecutive quarters.

The income derived from these investments has been essential to help offset the research, operating and marketing expenses of developing the Blood Volume Analyzer. The Company has followed a conservative policy of assuring adequate liquidity so that it can expand its marketing and research and development without the sudden necessity of raising additional capital. The securities in the Company’s portfolio are selected to provide stability of both income and capital. The Company has been able to achieve financial stability because of these returns, which have covered the Company’s cumulative losses from operations for the five year period ended December 31, 2011. The Company’s investment policy is reviewed at least once yearly by the Board of Directors and the Audit Committee. Individual investment decisions are made solely by the Company’s President and CEO, Dr. Joseph Feldschuh.

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

The Company’s investment goals, strategies and policies are as follows:

1.	The Company’s investment goals are capital preservation, maintaining returns on capital with a high degree of safety and generating income from dividends and option sales to help offset operating losses.

2.	In order to achieve these goals, the Company maintains a diversified securities portfolio comprised primarily of electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and may have net short positions in common stock up to 15% of the value of the portfolio. The Company’s net short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. The Board of Directors has authorized this minimum to be temporarily lowered to 70% when Company management deems it to be necessary. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will generally not exceed 20% of the value of the portfolio.

3.	Investment in speculative issues, including short sales, maximum of 15%.

4.	Limited use of options to increase yearly investment income.

a.	The use of “Call” Options . Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the company’s investments. The risk of this strategy is that investments may be called away, which the company may have preferred to retain. Therefore, a limitation of 20% is placed on the amount of stock on which options can be written. The amount of the portfolio on which options are actually written is usually between 3-10% of the portfolio. The historical turnover of the portfolio is such that the average holding period is in excess of five years for available for sale securities.

b.	The use of “Put” options . Put options are written on stocks which the company is willing to purchase. While the company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing company, or stocks being called away because call options have been written. If the stock does not go below the put exercise price, the company records the proceeds from the sale as income. If the put is exercised, the cost basis is reduced by the proceeds received from the sale of the put option. There may be occasions where the cost basis of the stock is lower than the market price at the time the option is exercised.

c.	Speculative Short Sales/Short Options . The company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the call, the option is not exercised and the company records the proceeds from the sale of the call as income. If the call is exercised, the company will have a short position in the related stock. The company then has the choice of covering the short position, or selling a put against it. If the put is exercised, then the short position is covered. The company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the company may have so-called speculative positions equal to 15% of its accounts, in actual practice the net short stock positions usually account for less than 10% of the assets of the company.

5.	In the event of a merger, the Company will elect to receive shares in the new company if this is an option. If the proposed merger is a cash only offer, the Company will receive cash and be forced to sell the stock.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years
(Long-Term Debt Obligations) [1]	$345,101	$73,950	$147,900	123,251	—

(Capital Lease Obligations)	—	—	—	—	—

(Operating Lease Obligations) [2]	$1,302,720	$325,680	$651,360	$325,680	—

(Purchase Obligations)	—	—	—	—	—

(Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP)	—	—	—	—	—

Total	$1,647,821	$399,630	$799,260	$448,931	$—

1This amount represents the total monthly mortgage payment of $6,162 which includes principal and interest for the property purchased at 107 and 109 Meco Lane in Oak Ridge, Tennessee. The last payment on the lease is due in August 2016.

2This amount represents a total monthly rental payment of $27,140 which consists of base rent of $26,349 and $791 for two separate spaces at 350 5th Avenue.

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

Because of the size of the unrealized gains in the company’s portfolio, the company does not anticipate any changes which could reduce the value of the company’s utility portfolio below historical cost. Utilities operate in an environment of federal, state and local regulations, and they may disproportionately affect an individual utility. The company’s exposure to regulatory risk is mitigated due to it’s diversity of holdings. At December 31, 2011 and 2010, the company held 87 and 68 separate stocks, respectively.

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

Upon exercise, the value of the premium will adjust the basis of the underlying security bought or sold. Options that expire are recorded as income in the period they expire .

December 31, 2011

The following is summary information on the Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2011:

Description	Percent of Portfolio Cost	Market Value	Cost	Unrealized Gains	Unrealized Losses	Dividends and Interest
Utilities-Common Stock	54.19%	$44,833,096	$19,760,641	$26,865,355	$(1,792,900)	$1,985,626
Non-Utilities Common	41.50%	9,092,509	15,131,376	63,567	(6,102,434)	33,627
Total Common Stock	95.69%	53,925,605	34,892,017	26,928,922	(7,895,334)	2,019,253
Utilities-Preferred Stock	0.69%	514,621	250,498	264,123	—	23,618
Non-Utilities-Preferred	3.62%	1,364,138	1,321,120	129,652	(86,634)	117,860
Total Preferred Stock	4.31%	1,878,759	1,571,618	393,775	(86,634)	141,478
Total Portfolio	100.00%	$55,804,364	$36,463,635	$27,322,697	$(7,981,968)	$2,160,731

During the year ended December 31, 2011, the Company received $68,834 of dividends on stocks that were not in the Securities Portfolio at December 31, 2011. The Company also received $1,141 in money market dividends. The Company also recorded $7,028 of non- cash dividend income which was the fair market value of a distribution received in 2011.

Summary of Put and Call Options at December 31, 2011

Description	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Puts	$6,895,535	$6,502,208	$1,514,395	$(1,907,722)
Calls	$207,913	$452,213	$285,758	$(41,458)
Total Puts and Calls	$7,103,448	$6,954,421	$1,800,153	$(1,949,180)

December 31, 2010

The following is summary information on the Securities Portfolio held by Daxor Corporation during the year ended and as at December 31, 2010:

Description	Percent of Portfolio Cost	Market Value	Cost	Unrealized Gains	Unrealized Losses	Dividends and Interest
Utilities-Common Stock	65.88%	$43,121,134	$20,401,564	$23,010,788	$(291,218)	$2,000,665
Non-Utilities Common	28.87%	8,687,583	8,940,180	33,252	(285,849)	21,317
Total Common Stock	94.75%	51,808,717	29,341,744	23,044,040	(577,067)	2,021,982
Utilities-Preferred Stock	0.87%	469,148	270,497	199,462	(811)	26,523
Non-Utilities-Preferred	4.38%	1,598,206	1,355,718	254,570	(12,082)	117,861
Total Preferred Stock	5.25%	2,067,354	1,626,215	454,032	(12,893)	144,384
Total Portfolio	100.00%	$53,876,071	$30,967,959	$23,498,072	$(589,960)	$2,166,366

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

At December 31, 2011, 96.63% of the market value of the Company’s available for sale securities is made up of common stock. There is a risk that any of these stocks could be sold as the result of an involuntary tender offer and that the security could not be replaced with an investment offering a similar yield.

At December 31, 2011, the Company’s investment portfolio consisted of 87 separate stocks. The top five holdings as of this date in the investment portfolio were the Common Stock of Entergy, Exelon, First Energy, Bank of America and National Grid. These five holdings comprised 46.5% of the value of the investment portfolio. Entergy, Exelon, First Energy and National Grid accounted for 49.6% of the dividend income for the year ended December 31, 2011.

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

Daxor Corporation

Summary of Available for Sale Securities

As at December 31, 2011

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain
Common Stock	$53,925,605	$34,892,017	$19,033,588
Preferred Stock	1,878,759	1,571,618	307,141
Total Portfolio	$55,804,364	$36,463,635	$19,340,729

Summary of Proceeds Received and Market Valuation at 12/31/11

Put and Call Options

Total Proceeds Received on open positions at 01/01/11	Sale of Options from 01/01/11-12/31/11	Expirations and Assignments of Options from 01/01/11-12/31/11	Proceeds Received on open positions at 12/31/11	Market Value at 12/31/11	Unrealized Loss at 12/31/11
$9,896,627	$14,318,728	$17,260,934	$6,954,421	$7,103,448	$149,027

Daxor Corporation

Summary of Unrealized Losses on Available for Sale Securities

As at December 31, 2011

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$6,834,546	$3,680,525	$3,566,012	$4,301,443	$10,400,558	$7,981,968

Daxor Corporation

Summary of Unrealized Gains on Available for Sale Securities

As at December 31, 2011

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$237,324	$27,697	$45,166,482	$27,295,000	$45,403,806	$27,322,697

Daxor Corporation

Summary of Available for Sale Securities

As at December 31, 2010

Type of Security	Total Fair Market Value	Total Cost	Total Net Unrealized Gain
Common Stock	$51,808,717	$29,341,744	$22,466,973
Preferred Stock	2,067,354	1,626,215	441,139
Total Portfolio	$53,876,071	$30,967,959	$22,908,112

Summary of Proceeds Received and Market Valuation at 12/31/10

Put and Call Options

Total Proceeds Received on open positions at 01/01/10	Sale of Options from 01/01/10-12/31/10	Expirations and Assignments of Options from 01/01/10-12/31/10	Proceeds Received on open positions at 12/31/10	Market Value at 12/31/10	Unrealized Gain at 12/31/10
$9,605,476	$18,623,868	$18,332,717	$9,896,627	$4,330,069	$5,566,558

Daxor Corporation

Summary of Unrealized Losses on Available for Sale Securities

As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$8,263,313	$74,480	$2,216,443	$515,480	$10,479,756	$589,960

Daxor Corporation

Summary of Unrealized Gains on Available for Sale Securities

As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$2,423,702	$384,011	$40,972,613	$23,114,061	$43,396,315	$23,498,072

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Daxor Corporation

We have audited the accompanying consolidated balance sheets of Daxor Corporation and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daxor Corporation and subsidiary as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
Saddle Brook, NJ

March 28, 2012

DAXOR CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DAXOR CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$59,625	$57,741
Receivable from broker	23,078,775	32,382,439
Available-for-sale securities, at fair value	55,804,364	53,876,071
Accounts receivable, net of reserve of $130,402 in 2011 and $125,402 in 2010	219,684	178,820
Inventory	301,534	363,634
Income tax refund receivable	2,013,031	—
Prepaid expenses and other current assets	209,339	130,560
Total Current Assets	81,686,352	86,989,265

Property and equipment, net	4,001,351	4,168,992
Other assets	37,158	37,158

Total Assets	$85,724,861	$91,195,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$525,168	$436,542
Loans payable	13,751,008	4,638,197
Income taxes payable	87,093	2,986,800
Mortgage payable, current portion	58,054	46,798
Puts and calls, at fair value	7,103,448	4,330,069
Securities borrowed, at fair value	23,136,820	22,406,036
Deferred revenue	38,671	51,920
Deferred income taxes	4,564,054	9,003,946
Total Current Liabilities	49,264,316	43,900,308

LONG TERM LIABILITIES

Mortgage payable, less current portion	243,954	300,063
Total Liabilities	49,508,270	44,200,371

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value Authorized - 10,000,000 shares Issued - 5,316,530 shares
Outstanding – 4,202,351 and 4,226,137 shares, respectively	53,165	53,165
Additional paid in capital	10,684,752	10,675,228
Accumulated other comprehensive income	12,572,514	14,890,272
Retained earnings	24,740,252	32,980,341
Less: cost of common stock held in treasury, at cost, 1,114,179 shares in 2011 and 1,090,413 in 2010	(11,834,092)	(11,603,962)
Total Stockholders’ Equity	36,216,591	46,995,044
Total Liabilities and Stockholders’ Equity	$85,724,861	$91,195,415

See accompanying notes to consolidated financial statements

DAXOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2011	2010
REVENUES:

Operating revenues - equipment sales and related services	$1,125,249	$1,242,264

Operating revenues - cryobanking and related services	321,096	336,993

Total Revenues	1,446,345	1,579,257

Costs of Sales:

Costs of sales-equipment sales and related services	616,063	691,786

Costs of sales-cryobanking and related services	36,448	35,864

Total Costs of Sales	652,511	727,650

Gross Profit	793,834	851,607

OPERATING EXPENSES:

Research and development expenses:

Research and development-equipment sales and related services	2,508,657	2,826,068

Research and development-cryobanking and related services	197,295	215,572
Total Research and Development Expenses	2,705,952	3,041,640

Selling, General and Administrative Expenses:

Selling, general, and administrative- equipment sales and related services	3,219,204	2,750,626

Selling, general and administrative- cryobanking and related services	655,092	718,452

Total Selling, General and Administrative Expenses	3,874,296	3,469,078

Total Operating Expenses	6,580,248	6,510,718

Loss from Operations	(5,786,414)	(5,659,111)

Other income (expenses):

Dividend income-investment portfolio	2,237,734	2,226,198

Realized gains on sale of securities, net	33,189	13,509,318

Mark to market of short positions	(8,501,859)	(1,526,064)

Other revenues	12,374	12,166

Interest expense, net of interest income of $6,425 and $1,944	(168,923)	(61,676)

Administrative expenses relating to portfolio investments	(153,816)	(150,675)

Total Other (expense) income, net	(6,541,301)	14,009,267

(Loss) Income before income taxes	(12,327,715)	8,350,156

(Benefit ) provision for income taxes	(5,142,076)	3,381,892

Net (Loss) Income	$(7,185,639)	$4,968,264

Weighted average number of shares outstanding – basic and diluted	4,219,654	4,237,216

Net (loss) income per common equivalent share –basic and diluted	$(1.70)	$1.17

Dividends paid per common share	$0.25	$1.00

See accompanying notes to consolidated financial statements

DAXOR CORPORATION AND SUBSIDIARY

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock			Accumulated
	Number of		Additional	Other
	Shares		Paid in	Comprehensive	Retained	Treasury		Comprehensive
	Outstanding	Amount	Capital	Income	Earnings	Stock	Total	Income

Balances, December 31, 2009	4,250,318	$53,165	$10,675,228	$16,016,375	$32,241,597	$(11,361,028)	$47,625,337

Change in unrealized gain on securities, net of $606,363 deferred taxes				(1,126,103)			(1,126,103)	$(1,126,103)

Net income					4,968,264		4,968,264	4,968,264

Common Stock Dividends					(4,229,520)		(4,229,520)

Purchase of treasury stock	(24,181)					(242,934)	(242,934)

Comprehensive Income								$3,842,161

Balances, December 31, 2010	4,226,137	$53,165	$10,675,228	$14,890,272	$32,980,341	$(11,603,962)	$46,995,044

	Common Stock			Accumulated
	Number of		Additional	Other
	Shares		Paid in	Comprehensive	Retained	Treasury		Comprehensive
	Outstanding	Amount	Capital	Income	Earnings	Stock	Total	Income

Balances, December 31, 2010	4,226,137	$53,165	$10,675,228	$14,890,272	$32,980,341	$(11,603,962)	$46,995,044

Change in unrealized gain on securities, net of $1,249,624 deferred taxes				(2,317,758)			(2,317,758)	$(2,317,758)

Option Based Compensation Expense			9,731				9,731

Net loss					(7,185,639)		(7,185,639)	(7,185,639)

Common Stock Dividends					(1,054,450)		(1,054,450)

Purchase of treasury stock	(23,786)		(207)			(230,130)	(230,337)

Comprehensive Loss								$(9,503,397)

Balances, December 31, 2011	4,202,351	$53,165	$10,684,752	$12,572,514	$24,740,252	$(11,834,092)	$36,216,591

DAXOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,185,639)	$4,968,264
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation & amortization	290,791	296,554
Deferred income taxes	(3,190,269)	(1,017,042)
Provision for bad debts	5,000	32,981
Gain on sale of fixed assets	—	(52,533)
Loss on disposal of fixed assets	—	19,835
Stock dividend income received on investments	(7,028)	—
Stock based compensation associated with employee stock option plans	9,731	—
Gains on sale of investments, net	(33,189)	(13,509,318)
Marked to market adjustments on options and shorts	8,501,859	1,526,064
Change in operating assets and operating liabilities:
(Increase ) decrease in accounts receivable	(45,864)	28,814
(Increase) in prepaid expenses & other current assets	(78,779)	(26,129)
(Increase) in Income Tax Refund Receivable	(2,013,031)	—
Decrease in inventory	62,100	90,773
Increase (decrease) in accounts payable and accrued liabilities	88,626	(97,089)
(Decrease) increase in income taxes payable	(2,899,707)	2,043,725
(Decrease) increase in deferred income	(13,249)	5,018
Net cash used in operating activities	(6,508,648)	(5,690,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(123,150)	(324,710)
Proceeds from sale of fixed assets	-	65,000
Increase in receivable from broker	(812,134)	(11,699,512)
Increase in securities borrowed	730,784	11,634,757
Purchases of put and call options	(8,961,293)	(419,080)
Sale of put and call options	14,318,728	18,623,868
Purchase of investments	(25,722,529)	(28,856,997)
Sales of investments	9,181,156	20,378,599

Net cash (used in) provided by investing activities	(11,388,438)	9,401,925

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from margin loan payable	44,633,031	41,462,399
Repayment of margin loan payable	(25,404,421)	(40,877,703)
Dividends paid	(1,054,450)	(4,229,520)
Repayment of mortgage	(44,853)	(43,431)
Purchase of treasury stock	(230,337)	(242,934)

Net cash provided by(used in) financing activities	17,898,970	(3,931,189)

Net increase (decrease) in cash and cash equivalents	1,884	(219,347)
Cash and cash equivalents at beginning of year	57,741	277,088
Cash and cash equivalents at end of year	$59,625	$57,741

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:

Interest	$175,348	$63,916
Income taxes	$3,002,828	$2,424,813

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

As further discussed in Note 12, the Company was found to be an investment company as defined by the Investment Company Act of 1940 by an Administrative Law Judge of the SEC.  The Company plans to file a Form N-8A (Notification of Registration Filed Pursuant to Section 8(a) of the Investment Company Act of 1940) shortly after our Form 10-K for the year ended December 31, 2011 is filed. We have 90 days from when the N-8A is filed to file our Form N-2 which is the Registration Statement. The Company plans to file the N-2 as soon as possible after the N-8A is filed and to begin reporting as an Investment Company effective January 1, 2012.

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

Receivable from Broker

The Receivable from Brokers includes cash proceeds from the sales of securities and dividends. These proceeds are invested in dividend bearing money market accounts. The restricted cash is held by the brokers to satisfy margin requirements.The securities loaned are shares loaned to UBS to cover short positions held by other customers of the broker. UBS pays the Company interest for the loan of these securities. The restricted cash is held by the brokers to satisfy margin requirements.

The following table summarizes Receivable from Broker at December 31, 2011 and 2010:

Description	2011	2010
Restricted Cash	23,040,664	22,266,641
Money Market Accounts	$—	$10,115,798
Securities Loaned	38,111	—
Total Receivable from Broker	$23,078,775	$32,382,439

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

The Company’s investment goals, strategies and policies are as follows:

1.	The Company’s investment goals are capital preservation, maintaining returns on capital with a high degree of safety and generating income from dividends and option sales to help offset operating losses.

2.	In order to achieve these goals, the Company maintains a diversified securities portfolio comprised primarily of electric utility common and preferred stocks. The Company also sells covered calls on portions of its portfolio and also sells puts on stocks it is willing to own. It also sells uncovered calls and may have net short positions in common stock up to 15% of the value of the portfolio. The Company’s net short position may temporarily rise to 15% of the Company’s portfolio without any specific action because of changes in valuation, but should not exceed this amount. The Company’s investment policy is to maintain a minimum of 80% of its portfolio in electric utilities. The Board of Directors has authorized this minimum to be temporarily lowered to 70% when Company management deems it to be necessary. Investments in utilities are primarily in electric companies. Investments in non-utility stocks will generally not exceed 20% of the value of the portfolio.

3.	Investment in speculative issues, including short sales, maximum of 15%.

4.	Limited use of options to increase yearly investment income.

	a.	The use of “Call” Options . Covered options can be sold up to a maximum of 20% of the value of the portfolio. This provides extra income in addition to dividends received from the company’s investments. The risk of this strategy is that investments may be called away, which the company may have preferred to retain. Therefore, a limitation of 20% is placed on the amount of stock on which options can be written. The amount of the portfolio on which options are actually written is usually between 3-10% of the portfolio. The historical turnover of the portfolio is such that the average holding period is in excess of five years for available for sale securities.

	b.	The use of “Put” options . Put options are written on stocks which the company is willing to purchase. While the company does not have a high rate of turnover in its portfolio, there is some turnover; for example, due to preferred stocks being called back by the issuing company, or stocks being called away because call options have been written. If the stock does not go below the put exercise price, the company records the proceeds from the sale as income. If the put is exercised, the cost basis is reduced by the proceeds received from the sale of the put option. There may be occasions where the cost basis of the stock is lower than the market price at the time the option is exercised.

	c.	Speculative Short Sales/Short Options . The Company normally limits its speculative transactions to no more than 15% of the value of the portfolio. The Company may sell uncovered calls on certain stocks. If the stock price does not rise to the price of the call, the option is not exercised and the company records the proceeds from the sale of the call as income. If the call is exercised, the Company will have a short position in the related stock. The Company then has the choice of covering the short position, or selling a put against it. If the put is exercised, then the short position is covered. The Company’s current accounting policy is to mark to the market at the end of each quarter any short positions, and include it in the income statement. While the Company may have so-called speculative positions equal to 15% of its accounts, in actual practice the net short stock positions usually account for less than 10% of the assets of the company.

5.	In the event of a merger, the Company will elect to receive shares in the new company if this is an option. If the proposed merger is a cash only offer, the Company will receive cash and be forced to sell the stock.

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

As at December 31, 2011 and December 31, 2010, deferred revenue pertaining to the kit sales and historical service contracts was $26,375 and $45,122, respectively. Deferred revenue related to the storage fees was $12,296 and $6,798, respectively. The total deferred revenues were $38,671 and $51,920 respectively.

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

Research and Development

Costs associated with the development of new products are charged to operations as incurred. Research and development costs for the years ended December 31, 2011 and 2010 were $2,705,952 and $3,041,640. These amounts have been calculated according to the criteria specified in FASB ASC 730, “Research and Development.”

Earnings Per Share

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

Certain stock options were not included in the computation of earnings per share due to their anti-dilutive effect. The number of anti-dilutive options totaled 42,800 and 53,800 for the years ended December 31, 2011 and December 31, 2010, respectively.

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

(2) AVAILABLE FOR SALE SECURITIES

The Company uses the historical cost method in the determination of its realized and unrealized gains and losses. The following tables summarize the Company’s investments and short positions:

Summary of Available for Sale Securities at December 31, 2011

Type of Security	Market Value	Cost Basis	Unrealized Gains	Unrealized Losses
Equity	$55,804,364	$36,463,635	$27,322,697	$(7,981,968)

Summary of Put and Call Options at December 31, 2011

Description	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Puts	$6,895,535	$6,502,208	$1,514,395	$(1,907,722)
Calls	$207,913	$452,213	$285,758	$(41,458)
Total Puts and Calls	$7,103,448	$6,954,421	$1,800,153	$(1,949,180)

Summary of Securities Borrowed at Fair Value at December 31, 2011

Type of Security	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Equity	$23,136,820	$16,845,833	$288	$(6,291,275)

Daxor Corporation

Summary of Unrealized Losses on Available for Sale Securities

As at December 31, 2011

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$6,834,546	$3,680,525	$3,566,012	$4,301,443	$10,400,558	$7,981,968

Daxor Corporation

Summary of Unrealized Gains on Available for Sale Securities

As at December 31, 2011

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$237,324	$27,697	$45,166,482	$27,295,000	$45,403,806	$27,322,697

Summary of Available for Sale Securities at December 31, 2010

Type of Security	Market Value	Cost Basis	Unrealized Gains	Unrealized Losses
Equity	$53,876,071	$30,967,959	$23,498,072	$(589,960)

Summary of Put and Call Options at December 31, 2010

Description	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Puts	$2,764,234	$8,116,480	$5,426,402	$(74,156)
Calls	$1,565,835	$1,780,147	$792,892	$(578,580)
Total Puts and Calls	$4,330,069	$9,896,627	$6,219,294	$(652,736)

Summary of Securities Borrowed at Fair Value at December 31, 2010

Type of Security	Market Value	Proceeds Received	Unrealized Gains	Unrealized Losses
Equity	$22,406,036	$19,287,024	$13,310	$(3,132,322)

Daxor Corporation

Summary of Unrealized Losses on Available for Sale Securities

As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$8,263,313	$74,480	$2,216,443	$515,480	$10,479,756	$589,960

Daxor Corporation

Summary of Unrealized Gains on Available for Sale Securities

As at December 31, 2010

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Marketable Equity Securities	$2,423,702	$384,011	$40,972,613	$23,114,061	$43,396,315	$23,498,072

At December 31, 2011 and December 31, 2010, available for sale securities consist mostly of preferred and common stocks of utility companies.

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

It is possible that the market value of a stock may go below our cost after we purchase it even though we considered the stock to be undervalued relative to the market at the time we purchased it. When that occurs, we follow the provisions of SEC Staff Accounting Bulletin: Codification of Staff Accounting Bulletins, Topic 5-M (“SAB 5-M”): Miscellaneous Accounting, Other Than Temporary Investments in Debt and Equity Securities in determining whether an investment is other than temporarily impaired. The factors we review and/or consider include the following:

●	The extent to which the market value has been less than cost.

●	An evaluation of the financial condition of an issuer including a review of their profit and loss statements for the most recent completed fiscal year and the preceding two years.

●	The examination of the general market outlook of the issuer. This could include but is not limited to the issuer having a unique product or technology which would appear likely to have a positive impact on future earnings.

●	A review of the general market conditions.

●	Our intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value.

●	Specific adverse conditions related to the financial health of, and business outlook for, the issuer.

●	Changes in technology in the industry and its affect on the issuer

●	Changes in the issuer’s credit rating .

Unrealized Losses on Available for Sale Securities

     At December 31, 2011, 82.1% or $6,550,065 of the total unrealized losses of $7,981,968 was comprised of the following three securities: $4,078,970 for Bank of America, $872,787 for Citigroup Inc. and $1,598,308 for USEC.

Bank of America

At December 31, 2011, Daxor owned 612,095 shares of Bank of America with a cost basis of $12.22 per share and a market value of $5.56 per share. On March 14, 2012, the market value was $8.84 per share which is $3.38 or 28% lower than our cost basis of $12.22 per share. As of December 31, 2011, the book value of the Company was $20.09 per share which is substantially more than the current market price and the cost basis of the shares owned by Daxor.

Revenue, net of interest expense for the year ended December 31, 2011 decreased to $93.4 billion from $110.2 billion during the year ended December 31, 2010.

On January 19, 2012, Bank of America reported net income of $1.4 billion for the year ended December 31, 2011 versus a net loss of $2.2 billion for the same period in 2010.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage ratio of at least 3% not to be subject to a Federal Reserve Board directive to maintain higher capital levels. At December 31, 2011, the Tier 1 Capital Ratio was 12.40%, the Total Capital Ratio was 16.75% and the leverage ratio was 7.53%. Bank of America is considered “well capitalized” under the federal regulatory agency definitions at December 31, 2011.

            After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost as it did at March 31, 2011, management has determined that an impairment charge is not necessary at December 31, 2011 on Bank of America.

Citigroup

At December 31, 2011, Daxor owned 48,940 shares of Citigroup with a cost basis of $44.14 per share and a market value of $26.31. On March 14, 2012, the market value was $35.21 per share which is $8.93 or 20% lower than our cost basis of $44.14 per share. During the first quarter of 2009, the stock was at $10.00 per share and as of March 5, 2012, was trading at $33.68 per share. As of December 31, 2011, the book value of the Company was $60.70 which is substantially more than the current market price and the shares owned by Daxor.

Citigroup reported net income of $11.0 billion for the year ended December 31, 2011 versus net income of $10.6 billion for the year ended December 31, 2010. Revenue was $78.3 billion during the current year versus $86.6 billion for the same period in 2010.

Citigroup has increased headcount to 266,000 at December 31, 2011 from 260,000 at December 31, 2010. This is still less than the peak level of 375,000 from 2007. Total Operating Expenses were 8% higher during the year ended December 31, 2011 as compared to the same period in 2010.

During 2009, Citigroup repaid $20 billion of TARP (Troubled Asset Relief Program) trust preferred securities and exited a loss sharing agreement. As a result of these transactions, effective in 2010, Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP.

In order to be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10% , and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. At December 31, 2011, the Tier 1 Capital Ratio was 13.6%, Total Capital Ratio was 17.0% and the Leverage Ratio was 7.2%. Citigroup is considered “well capitalized” under the federal regulatory agency definitions at December 31, 2011 and all of these percentages have improved since December 31, 2010.

The operating environment for Citigroup continues to be difficult but the stock price has mostly been trending upward since the first quarter of 2010. Citigroup has now recorded a profit for eight consecutive quarters versus a loss for the year ended December 31, 2009. Citigroup is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP and is considered to be “well capitalized” under the federal regulatory agency definitions at December 31, 2011.

           After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at December 31, 2011 on Citigroup.

USEC

At December 31, 2011, Daxor owned 444,100 shares of USEC with a cost basis of $4.74 per share and a market value of $1.14 per share. On March 14, 2012 the market value of USEC was $1.27 per share which is $3.47 or 73% less than our cost basis of $4.74 per share.

The stock price has decreased by 79% from January 1, 2011 through March 14, 2012, going from $5.99 per share to $1.27 per share. As of December 31, 2012, the Book Value of the Company was approximately $5.78 per share. This is substantially more than the current market price and the cost basis of the shares owned by Daxor.

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

USEC reported a net loss of $540.7 million for the year ended December 31, 2011, versus net income of $7.5 million for the same period in 2010. Revenue for the current year was $1.67 billion which is an 18% decrease from 2010. The Gross Profit Margin was 5.0% during the year ended December 31, 2011 versus 7.8% for the year ended December 31, 2011. In spite of having a net loss, USEC had positive cash flow from operating activities of $56.3 million during the current year.

USEC expensed $136.7 million of capitalized work-in-progress cost related to damaged centrifuges as well as earlier machines that were determined to no longer be compatible with the commercial plant design. The Company also recorded a full valuation allowance for the net deferred tax assets of $369.1 million due to cumulative losses incurred in recent years and the substantial uncertainty of generating future taxable income that would lead to realization of the net deferred tax assets. The charge and the valuation allowance did not affect the company’s cash flow from operations.

The market price of USEC has declined by approximately 70% since a tsunami caused an accident at a nuclear plant in Fukishima, Japan in March of 2011. One year after the accident, the total number of reactors in operation and development in the world has not changed. This means that the long term demand for uranium has not diminished since last year, even though short-term demand may have been affected by the minor decrease in reactors currently operating.

              After considering the available positive and negative evidence in addition to the ability of Daxor to hold the stock until the market price exceeds our cost, management has determined that an impairment charge is not necessary at December 31, 2011 on USEC.

Daxor Corporation

Summary of Unrealized Losses on Bank of America, Citigroup and USEC

As of December 31, 2011

		Less Than Twelve Months		Twelve Months or Greater		Total
Security	Total Cost	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Bank of America	$7,482,218	$1,482,296	$1,513,806	$1,920,952	$2,565,164	$3,403,248	$4,078,970
Citigroup	2,160,398	828,765	299,530	458,846	573,257	1,287,611	872,787
USEC	2,104,582	249,660	682,330	256,614	915,978	506,274	1,598,308
Total	$11,747,198	$2,560,721	$2,495,666	$2,636,412	$4,054,399	$5,197,133	$6,550,065

(3) VALUATION AND QUALIFYING ACCOUNTS

The allowance for doubtful accounts for the years ended December 31, 2011 and December 31, 2010 is as follows:

Classifications	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Year ended December 31, 2011
Allowance for Doubtful Accounts	$125,402	$5,000	$—	$130,402
Year ended December 31, 2010
Allowance for Doubtful Accounts	$92,421	$33,744	$763	$125,402

The Company has reviewed its inventory valuation and does not believe a reserve for slow moving or obsolete inventory is required as of December 31, 2011 and December 31, 2010.

(4) PROPERTY AND EQUIPMENT

Property and equipment as at December 31, 2011 and 2010, respectively, consists of:

	2011	2010
Machinery and Equipment	$1,977,092	$1,943,707
BVA Equipment on trial	680,000	595,000
Land and Land Improvements	196,991	196,991
Buildings	598,422	598,422
Furniture and fixtures	369,204	369,204
Construction in progress	—	1,870,435
Building Improvements	2,175,862	300,662
Leasehold improvements	310,903	310,903
	6,308,474	6,185,324
Accumulated depreciation	(2,307,123)	(2,016,332)
Property and equipment, net	$4,001,351	$4,168,992

For the years ended December 31, 2011 and 2010, depreciation expense for the above listed assets was $290,791 and $296,554.

(5) LOANS AND MORTGAGE PAYABLE

LOANS PAYABLE

Any short term margin debt due to brokers is secured by the Company’s marketable securities and totaled $13,751,008 at December 31, 2011 and $4,638,197 at December 31, 2010.

Interest expense on short term margin debt was $72,877 for the year ended December 31, 2011 and $16,049 for the year ended December 31, 2010.

SHORT-TERM BORROWINGS

Years Ended December 31, 2011 and 2010:

Column A	Column B	Column C	Column D	Column E	Column F
Category of aggregate short-term borrowings	Balance at the end of the period	Weighted average interest rate at end of the period	Maximum amount outstanding during this period	Average amount outstanding during the period	Weighted average interest rates during the period
2011
Brokers	$13,751,008	1.13%	$13,751,008	$6,933,105	1.05%

Column A	Column B	Column C	Column D	Column E	Column F
Category of aggregate short-term borrowings	Balance at the end of the period	Weighted average interest rate at end of the period	Maximum amount outstanding during this period	Average amount outstanding during the period	Weighted average interest rates during the period
2010
Brokers	$4,638,197	1.11%	$4,638,197	$1,926,188	0.83%

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

On July 19, 2011, the Company signed a new five year mortgage agreement for the remaining principal balance of $319,927 plus interest. As of December 31, 2011, the remaining principal balance was $302,008. The interest rate is fixed at 5.75% and the first payment was made on September 2, 2011 and the last payment is due August 2, 2016.

The future payments of principal on the mortgage for the next five years are as follows:

12/31/12	12/31/13	12/31/14	12/31/15	12/31/16

$58,054	61,530	65,163	69,010	48,251

At December 31, 2011 and 2010, the remaining principal due on the mortgage is $302,008 and $346,861, respectively.

(6) SECURITIES BORROWED AT FAIR VALUE

At December 31, 2011 and 2010, the Company maintained short positions in certain marketable securities. The liability for short sales of securities is included in “Securities borrowed, at fair value” in the accompanying balance sheets. The cost basis of these positions or proceeds received for these short sales were $16,845,833 and $19,287,024 at December 31, 2011 and 2010, respectively, and had respective market values of $23,136,820 and $22,406,036 resulting in mark to market adjustments of ($6,290,987) and ($3,119,012) at December 31, 2011 and 2010.

(7) PUTS AND CALLS OPTIONS AT FAIR VALUE

At December 31, 2011 and 2010, the Company had open positions of put and call options on various stocks the company is willing to buy or sell.

The following summarizes the Company’s Put and Call Options as of December 31, 2011 and December 31, 2010.

Put and Call Options	Selling price	Fairvalue	Mark to Market Adjustment
December 31, 2011	$6,954,421	$7,103,448	$(149,027)
December 31, 2010	$9,896,627	$4,330,069	$5,566,558

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

For the year ended December 31, 2011, the Company recorded a loss of $5,715,585 from marking put and call options to market. For the year ended December 31, 2010, the Company recorded a gain of $210,205 from marking put and call options to market.

All proceeds of the put and call options which are equity contracts are shown net of the mark to market adjustment in the current liability section of the balance sheet as Put and call options, at fair value.

(8) STOCK OPTIONS

In June 2004, the Company created the 2004 Stock Option Plan in an effort to provide incentive to employees, officers, agents, consultants, and independent contractors through proprietary interest. The Board of Directors shall act as the Plan Administrator, and may issue these options at its discretion. The maximum number of shares that may be issued under this Plan is 200,000 or 5% of the Company’s outstanding shares, whichever is greater. Prior to June 2004, the Company issued options to various employees under the previous Stock Option Plan that was also administered by the Board of Directors. All issuances have varying vesting and expiration timelines. As at December 31, 2011 and December 31, 2010, 42,800 and 53,800 outstanding options were exercisable, respectively.

At December 31, 2011, the Company has one non-qualified stock-based compensation plan, the 2004 Stock Option Plan. This Non-Qualified Plan allows for the issuance of a maximum of 200,000 shares of common stock or 5% of the outstanding balance of shares of the Company on the date of grant, whichever is greater. Under the provisions of the Option Plan, the exercise price of any stock options issued is a minimum of 110% of the closing market price of the Company’s stock on the grant date of the option.

At December 31, 2011, there was $5,839 unvested stock-based compensation expense to recognize. Total share-based compensation expense recognized in the Statement of Operations aggregated $9,731 for the year ended December 31, 2011 and $0 for the year ended December 31, 2010. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options.

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

In 2011, there were a total of 9,000 stock options issued with an exercise price of $11.91. In 2010, no stock options were issued under the 2004 Stock Option Plan.

Of the options that were issued in 2011, 5,000 were issued to members of the Board of Directors and 4,000 were issued to various employees.

The details of employee option activity for the years ended December 31, 2011 and 2010 are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2009	67,300	$16.35
Cancelled/Expired	(13,500)	$22.16
Outstanding and Exercisable, December 31, 2010	53,800	$14.89
Granted	9,000	11.91
Cancelled/Expired	(20,000)	$17.80
Outstanding and Exercisable, December 31, 2011	42,800	$12.91

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2011:

Range of Exercise Prices	Number Outstanding and Exercisable at December 31, 2011	Weighted Average Remaining Contractual Life at December 31, 2011	Weighted Average Exercise Price at December 31, 2011
Below - $16.00	35,200	1.90 years	$11.99
$ 16.01 -$18.00	5,000	0.37 years	$16.10
$ 18.01 -$20.00	2,600	1.58 years	$19.24
	42,800	1.70 years	$12.91

(9) PROVISION FOR INCOME TAXES

The provision for income taxes for the years ended December 31, 2011 and 2010 is comprised of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Federal:
Regular	$(2,068,031)	$3,412,174
Undistributed Personal Holding Company Tax	-	852,000
State Franchise Taxes	116,224	134,760
Total Current Income Tax (Benefit )Provision	(1,951,807)	4,398,934
Deferred Taxes	(3,190,269)	(1,017,042)
Total Tax (Benefit) Provision	$(5,142,076)	$3,381,892

The current federal income tax benefit for 2011 is comprised of estimated tax overpayments and the carry back of current year losses. The 2010 federal income tax is comprised of a regular tax and the personal holding company (PHC) income tax assessment.

Under Internal revenue code section 542 a company is defined as a PHC if it meets both an ownership test and an income test. The ownership test is met if a company has five or fewer shareholders that own more than 50% of the company, which is applicable to Daxor. The income test is met if PHC income items such as dividends, interest and rents exceed 60% of adjusted ordinary gross income. Adjusted ordinary income is defined as all items of income except capital gains. For the years ended December 31, 2011 and 2010, more than 60% of Daxor’s adjusted gross income came from items defined as PHC income.

Determining the PHC tax liability requires computing Daxor’s “undistributed PHC income” and taxing such PHC income at the statutory rate of 15%. Undistributed PHC income is current year taxable income of the Company, exclusive of the net operating loss carry forward deduction that is allowed for regular tax purposes. The Company incurred no liability for PHC for the year ended December 31, 2011 because there was no undistributed PHC income. Undistributed PHC income for the year ended December 31, 2010 was $5,500,000.

The calculation does allow for certain deductions and the most significant of these deductions are long-term capital gains and dividends paid. In 2011 the Company had long term capital gains of $1,015,022 and paid dividends of $1,054,450.In 2010,the Company had minimal long-term capital gains and paid dividends of $4,229,520.

In 2011 and 2010, the Company had short-term capital gains totaling $3,545,000 and $17,872,000, respectively. Short term capital gains are not a deduction for PHC tax purposes, and therefore the Company had undistributed PHC income in 2010 of $5,500,000 that gave rise to the PHC tax liability. The Company had no PHC tax liability in 2011 due to the loss that was incurred.

The long and short term capital gains are shown on the Income Statement as part of “Realized gains on sales of securities, net”.

The following is reconciliation between the federal statutory rate of 35% and the effective rate:

	2011	2011	2010	2010
Computed expected provision at the Statutory rates	$(4,320,929)	35.0%	$2,915,690	35.0%
Non-deductible items	(2,941)	0.0%	(35,029)	-0.4%
Under accrual of prior overpayments	(198,031)	1.6%	—	0.0%
Undistributed PHC tax	—	0.0%	852,000	10.2%
Franchise tax, net of benefit	116,224	-0.9%	134,760	1.6%
Dividends Deduction	(782,808)	6.3%	(544,967)	-6.5%
Tax Bracket benefit	122,366	-1.0%	(67,735)	-0.8%
Other	(75,957)	0.6%	127,173	1.5%
	$(5,142,076)	41.6%	$3,381,892	40.6%

The Company is currently undergoing one audit. Certain allocation percentages used on the Daxor New York City Income Tax Returns for the years ended December 31, 2007, 2008 and 2009 are currently under audit by the New York City Department of Taxation and Finance. As the audit has not been completed, the Company cannot determine if New York City will assess additional tax, interest and penalties.

At December 31, 2011 and 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months.

Interest and penalties related to income taxes are recorded as general and administrative expenses. The Company recognized a $55,000 penalty related to the underpayment of quarterly estimated payments for its fiscal 2010 federal income tax return in 2010.

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

The deferred tax liability, computed at federal statutory rates of 35% in 2011 and 2010, is composed of the following items:

	2011	2010
Deferred Tax Liabilities (Assets):
Fair value adjustment for available-for-sale securities	$6,769,255	$8,017,839
Mark to market short positions	(2,254,005)	856,641
Property and Equipment	147,938	168,941
Allowance for doubtful accounts	(51,202)	(39,475)
Other	(47,932)	-
	$4,564,054	$9,003,946

(11) STOCKHOLDERS EQUITY

Treasury Stock

The Company has a program in place which allows for the purchase of up to 250,000 shares of Daxor Common Stock each year. During the years ended December 31, 2011 and 2010, the Company purchased 23,766 and 24,181 shares of Daxor Common Stock, respectively. The total amount spent on these purchases was $230,337 and $242,934, respectively.

The stock is purchased as funds are available and if the stock is trading at a price which management feels is undervalued. This is usually when the market capitalization of the Company is less than the net value of its assets.

Dividends

For the year ended December 31, 2011, the Company paid total dividends of $1,054,450 or $0.25 per share. The $0.25 per share was paid as follows: $0.10 per share on June 16th and $0.15 per share on November 30th.

For the year ended December 31, 2010, the Company paid total dividends of $4,229,520 or $1.00 per share. The $1.00 per share was paid as follows: $0.10 per share on June 16th, $0.25 per share on September 30 th and a special dividend of $0.65 per share on December 30, 2010.

It is the policy of Company Management to pay dividends when there are available earnings.

(12) CERTAIN CONCENTRATIONS AND CONTINGENCIES

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the common stock of marketable electric utilities. At December 31, 2011, stocks representing 99.32% of the market value of common stocks held by the Company were listed on the New York Stock Exchange (NYSE). The Company maintains its investments in three different brokerage accounts, two at UBS and one at TD Ameritrade. The limits of this insurance which is offered by the Securities Investor Protection Corporation (SIPC) is up to $100,000 for the total amount of cash on deposit and up to $500,000 for the total amount of securities held at UBS. UBS and TD Ameritrade both provide supplemental insurance up to the face value of the securities in excess of the SIPC limit of $500,000.

These brokerage houses are well known in the industry and management does not believe that these securities bear any risk of loss over and above the basic risk that a security bears through the normal activity of the securities markets. However, as at December 31, 2011, the fair market value of securities in excess of the insured limits is $2,533,400.

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

In the Company’s fiscal year ended December 31, 2011, the sale of Blood Volume Kits accounted for 67.0% of the Company’s total consolidated operating revenue. There were four customers (hospitals) that accounted for 63.7% of the Company’s revenue from the sale of Blood Volume Kits.

Management believes that the loss of any one of these customers would have an adverse effect on the Company’s consolidated business for a short period of time. All four of these hospitals have purchased their BVA-100 equipment. Management believes that when more hospitals purchase equipment, they will continue to purchase Volumex kits. The Company continues to seek new customers, so that any one hospital will represent a smaller percentage of overall sales.

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

In response to Medicare’s change in its reimbursement policy for diagnostic radiopharmaceuticals, Daxor has lobbied CMS both individually and as a member of the Society of Nuclear Medicine’s APC Task Force, which is a select group of representatives from industry and healthcare that represents the more than 16,000 nuclear medicine professionals in the United States. One of the missions of the APC Task Force is to work directly with the CMS in an attempt to amend the current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. There is no guarantee that the APC Task Force will be successful in their efforts to persuade the CMS to amend their current policy limiting the reimbursement of diagnostic radiopharmaceuticals for outpatient diagnostic services. This change in Medicare’s reimbursement policy was still in effect at December 31, 2011.

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

The Company disclosed in its Form 10-Q for September 30, 2010, Form 10-K for December 31, 2010 and Form 10-Q’s for March 31, 2011, June 30, 2011 and September 30, 2011 that the SEC instituted administrative proceedings pursuant to the Investment Company Act of 1940 on September 17, 2010. The New York City staff of the Enforcement Division of the SEC claimed that Daxor is primarily an investment company and not primarily an operating company.

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

On October 26, 2011, the Company filed a petition for review of the decision and requested that it be withdrawn on November 22, 2011. On February 10, 2012, the SEC notified the Company that the request to withdraw the petition for review and notice of finality had been approved.

The Company plans to file a Form N-8A (Notification of Registration Filed Pursuant to Section 8(a) of the Investment Company Act of 1940) shortly after our Form 10-K for the year ended December 31, 2011 is filed. We have 90 days from when the N-8A is filed to file our Form N-2 which is the Registration Statement. The Company plans to file the N-2 as soon as possible after the N-8A is filed and to begin reporting as an Investment Company effective January 1, 2012.

The management of the Company believes the additional disclosures that will be necessary when Daxor reports as an Investment Company will not materially affect investment policies and practices currently in place.

(13) RELATED PARTY TRANSACTIONS

The Company subleases a portion of its New York City office space to the President of the Company for five hours per week. This sublease agreement has no formal terms and is executed on a month- to- month basis. The annual amount of rental income received from the President of the Company in the years ended December 31, 2011 and 2010 was $12,374 and $12,166, respectively, and was classified as other income in the statement of operations.

Jonathan Feldschuh is the co-inventor of the BVA-100 Blood Volume Analyzer and is the son of Dr. Joseph Feldschuh. In 2011 and 2010 he provided specialized consulting services with respect to the blood volume analyzer for which he received a salary each year of $18,720 plus benefits. He is expected to provide a limited amount of consultative help in the filing of the additional patents in 2012.

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

Future minimum rental payments under the non-cancelable operating lease, exclusive of future cost of living and tax escalation increases, are as follows:

2012	325,680
2013	325,680
2014	325,680
2015	325,680
Total	$1,302,720

Rent expense for all non-cancelable operating leases was $348,788 and $344,336 for the years ended December 31, 2011 and 2010, respectively.

(15) SEGMENT REPORTING

The Company has two operating segments: the sale of blood volume analysis equipment and related services, and cryobanking services which encompasses blood and semen storage and related services. In addition, the Company reports an additional segment, Investment Activity, although it is not deemed to be an operating segment.

The following tables summarize the results of each segment described above for the years ended December 31, 2011 and December 31, 2010.

December 31, 2011

	Equipment Sales and Related Services	Cryobanking and Related Services	Investment Activity	Total
Revenues	$1,125,249	$321,096	$—	$1,446,345

Expenses
Cost of Sales	616,063	36,448	—	652,511
Research and Development	2,508,657	197,295	—	2,705,952
Selling, general and administrative expenses	3,219,204	655,092	—	3,874,296
Total Costs and Expenses	6,343,924	888,835	—	7,232,759

Operating Loss	(5,218,675)	(567,739)	—	(5,786,414)

Investment income, net
Dividends	—	—	2,237,734	2,237,734
Gain on sale of securities, net	—	—	33,189	33,189
Mark to market of short positions	—	—	(8,501,859)	(8,501,859)
Administrative expenses relating to portfolio investments	—	—	(153,816)	(153,816)
Total investment loss, net	—	—	(6,384,752)	(6,384,752)

Interest expense, net of interest income of $6,425	(32,552)	—	(136,371)	(168,923)
Other income	12,374	—	—	12,374

Loss before income taxes	(5,238,853)	(567,739)	(6,521,123)	(12,327,715)

Income tax expense (benefit)	115,754	470	(5,258,300)	(5,142,076)

Net loss	$(5,354,607)	$(568,209)	$(1,262,823)	$(7,185,639)

Total Assets	$6,710,535	$131,187	$78,883,139	$85,724,861

December 31, 2010

	Equipment Sales and Related Services	Cryobanking and Related Services	Investment Activity	Total
Revenues	$1,242,264	$336,993	$—	$1,579,257

Expenses
Cost of Sales	691,786	35,864	—	727,650
Research and Development	2,826,068	215,572	—	3,041,640
Selling, general and administrative expenses	2,750,626	718,452	—	3,469,078
Total Costs and Expenses	6,268,480	969,888	—	7,238,368

Operating Loss	(5,026,216)	(632,895)	—	(5,659,111)

Investment income, net
Dividends	—	—	2,226,198	2,226,198
Gain on sale of securities, net	—	—	13,509,318	13,509,318
Mark to market of short positions	—	—	(1,526,064)	(1,526,064)
Administrative expenses relating to portfolio investments	—	—	(150,675)	(150,675)
Total investment income, net	—	—	14,058,777	14,058,777

Interest expense, net of interest income of $1,944	(27,759)	296	(34,213)	(61,676)
Other income	12,166	—	—	12,166

Income (loss) before income taxes	(5,041,809)	(632,599)	14,024,564	8,350,156

Income tax expense	134,760	—	3,247,132	3,381,892

Net income (loss)	$(5,176,569)	$(632,599)	$10,777,432	$4,968,264

Total Assets	$4,773,411	$163,494	$86,258,510	$91,195,415

Item 9. Changes in and Disagreements with Accountants on Accounting andFinancial Disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2011, the company’s internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

(c) Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(J) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by item 10 is incorporated by reference to our proxy statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2011 year end.

Item 11 Executive Compensation.

The information required by item 11 is incorporated by reference to our proxy statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2011 year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by item 12 is incorporated by reference to our proxy statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2011 year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There are no relationships or related transactions beyond those which have been disclosed in the 10-K. The remaining information required by item 13 is incorporated by reference to our proxy statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2011 year end.

Item 14. Principal Accounting Fees and Services.

The information required by item 14 is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our 2010 year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules .

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

Dated: March 28, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Feldschuh	President and Chief Executive Officer	March 28,2012
Joseph Feldschuh, M.D.	Chairman of the Board of Directors
Principal Executive Officer

/s/ David Frankel	Chief Financial Officer	March 28, 2012
David Frankel	Principal Financial and Accounting Officer

/s/ Robert Willens	Director	March 28, 2012
Robert Willens

/s/ James Lombard	Director	March 28, 2012
James Lombard

/s/ Martin Wolpoff	Director	March 28, 2012
Martin Wolpoff

/s/ Mario Biaggi	Director	March 28, 2012
Mario Biaggi, ESQ

/s/ Bernhard Saxe	Director	March 28, 2012
Bernhard Saxe, ESQ

/s/ Philip N. Hudson	Director	March 28, 2012
Philip N. Hudson

Exhibit Index

3.2	Bylaws filed as an exhibit to Daxor’s annual report on Form 10-K for the year ended December 31, 2009.

4.1	Specimen Stock Certificate filed as an exhibit to Daxor’s annual report on Form 10-K for the year ended December 31, 2009

10.1	Agreement of lease dated as of December 19, 2002 filed as an exhibit to Daxor’s annual report on Form 10-K for the year ended December 31, 2009

21.1 *	List of Subsidiaries

23.1*	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

